Form 10-K
period 2021-12-31
Hyatt Hotels Corp
filed 2022-02-17
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At June 30, 2021, the aggregate market value of the registrant's Class A common stock, $0.01 par value, held by non-affiliates of the registrant was approximately $3,095.9 million (based upon the closing sale price of the Class A common stock on June 30, 2021 on The New York Stock Exchange). The market value of the registrant's Class B common stock is not included in the above value as there is no active market for such stock.
At January 31, 2022, there were 50,334,271 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 59,653,271 shares of the registrant's Class B common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders to be held on May 18, 2022.

HYATT HOTELS CORPORATION

FISCAL YEAR ENDED DECEMBER 31, 2021

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
•risks associated with the acquisition of Apple Leisure Group, including the related incurrence of additional material indebtedness;
•our ability to realize the anticipated benefits of the acquisition of Apple Leisure Group as rapidly or to the extent anticipated, including successfully integrating the Apple Leisure Group business with ours;
•the duration and severity of the COVID-19 pandemic and the pace of recovery following the pandemic, any additional resurgence, or COVID-19 variants;
•the short and long-term effects of the COVID-19 pandemic, including on the demand for travel, transient and group business, and levels of consumer confidence;
•the impact of the COVID-19 pandemic, any additional resurgence, or COVID-19 variants, and the impact of actions that governments, businesses, and individuals take in response, on global and regional economies, travel limitations or bans, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending;
•the broad distribution and efficacy of COVID-19 vaccines and treatments, wide acceptance by the general population of such vaccines, and the availability, use, and effectiveness of COVID-19 testing, including at-home testing kits;
•the ability of third-party owners, franchisees, or hospitality venture partners to successfully navigate the impacts of the COVID-19 pandemic, any additional resurgence, or COVID-19 variants;
•general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth;
•the rate and the pace of economic recovery following economic downturns;
•global supply chain constraints and interruptions, rising costs of construction-related labor and materials, and increases in costs due to inflation or other factors that may not be fully offset by increases in revenues in our business;
•risks affecting the luxury, resort, and all-inclusive lodging segments;
•levels of spending in business, leisure, and group segments as well as consumer confidence;
•declines in occupancy and average daily rate ("ADR");
•limited visibility with respect to future bookings;
•loss of key personnel;
•domestic and international political and geo-political conditions, including political or civil unrest or changes in trade policy;
•hostilities, or fear of hostilities, including future terrorist attacks, that affect travel;
•travel-related accidents;
•natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases, or fear of such outbreaks;
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
•the possible inability of third-party owners, franchisees, or development partners to access the capital necessary to fund current operations or implement our plans for growth;
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
•increases in interest rates, wages, and other operating costs;
•foreign exchange rate fluctuations or currency restructurings;
•lack of acceptance of new brands or innovation;
•general volatility of the capital markets and our ability to access such markets;
•changes in the competitive environment in our industry, including as a result of the COVID-19 pandemic, industry consolidation, and the markets where we operate;
•our ability to successfully grow the World of Hyatt loyalty program and Unlimited Vacation Club paid membership program;
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
As used in this annual report:
•"colleagues" refers to approximately 164,000 individuals (of which we directly employ approximately 44,000) working at our corporate and regional offices and our managed, franchised, owned, and leased properties in 70 countries around the world;
•"condominium units" refer to whole ownership residential units (condominium and private residences) that we provide services to and, in some cases management of, the rental programs and/or homeowner associations associated with such units;
•"hospitality ventures" refer to entities in which we own less than a 100% equity interest.
•"hotel portfolio" refers to our full service hotels, including our wellness resorts, our select service hotels, and our all-inclusive resorts;
•"Pritzker family business interests" means (1) various lineal descendants of Nicholas J. Pritzker (deceased) and spouses and adopted children of such descendants; (2) various trusts for the benefit of the individuals described in clause (1) and trustees thereof; and (3) various entities owned and/or controlled, directly and/or indirectly, by the individuals and trusts described in (1) and (2);
•"properties," "portfolio of properties," or "property portfolio" refer to our hotel portfolio, and residential, vacation, and condominium units that we operate, manage, franchise, own, lease, develop, license, or to which we provide services or license our trademarks, including under the:
•Park Hyatt, Miraval, Grand Hyatt, Alila, Andaz, The Unbound Collection by Hyatt, Destination by Hyatt, Hyatt Regency, Hyatt, Hyatt Ziva, Hyatt Zilara, Thompson Hotels, Hyatt Centric, Caption by Hyatt, JdV by Hyatt, Hyatt House, Hyatt Place, UrCove, Hyatt Residences Club brands; and
•Secrets Resorts & Spas, Dreams Resorts & Spas, Breathless Resorts & Spas, Zoëtry Wellness & Spa Resorts, Alua Hotels & Resorts, and Sunscape Resorts & Spas brands (collectively, the "AMR Collection");
•"residential units" refer to residential units that we manage, own, or to which we provide services or license our trademarks (such as serviced apartments and Hyatt-branded residential units) that are typically part of a mixed-use project and located either adjacent to or near a full service hotel that is a member of our portfolio of properties or in unique leisure locations; and
•"vacation ownership units" refer to the fractional and timeshare vacation ownership properties with respect to which we license our trademarks and that are part of the Hyatt Residence Club.
Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotel or licensed by third parties.
Park Hyatt®, Miraval®, Grand Hyatt®, Alila®, Andaz®, The Unbound Collection by Hyatt®, Destination by Hyatt™, Hyatt Regency®, Hyatt®, Hyatt Ziva™, Hyatt Zilara™, Thompson Hotels®, Hyatt Centric®, JdV by Hyatt™, Caption by Hyatt™, Hyatt House®, Hyatt Place®, Hyatt Residence Club®, Hyatt Residences®, World of Hyatt®, Hyatt Resorts™, AMR™ Collection, Secrets® Resorts & Spas, Dreams® Resorts & Spas, Breathless Resorts & Spas®, Zoëtry® Wellness & Spa Resorts, Alua Hotels & Resorts®, Sunscape® Resorts & Spas, ALG Vacations®, Unlimited Vacation Club®, AMSTAR™, Apple Vacations®, Funjet Vacations®, Travel Impressions®, Blue Sky Tours®, CheapCaribbean.com®, BeachBound®, Trisept Solutions®, and related trademarks, logos, trade names, and service marks appearing in this annual report are the property of Hyatt Corporation or another wholly owned subsidiary of Hyatt Hotels Corporation. All other trademarks, trade names, or service marks appearing in this annual report are the property of their respective owners.

Part I
Item 1.    Business.
Overview
Hyatt Hotels Corporation is a global hospitality company with widely recognized, industry-leading brands and a tradition of innovation developed over our more than sixty-year history.
Hyatt's portfolio of properties consists of full service hotels, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential, vacation, and condominium units. On November 1, 2021, we completed the acquisition of Apple Leisure Group ("ALG" or the "ALG Acquisition"), a leading luxury resort-management services, travel, and hospitality group that offers a paid membership program through the Unlimited Vacation Club. We also offer travel distribution and destination management services through ALG Vacations ("ALG Vacations"). At December 31, 2021, our hotel portfolio consisted of 1,162 hotels and all-inclusive resorts (284,944 rooms). See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" for a categorized breakdown of our portfolio. Our colleagues and hotel general managers are supported by our regional management teams, located in cities around the world, and our executive management team, headquartered in Chicago.
Our full-service brands are: Park Hyatt, Miraval, Grand Hyatt, Alila, Andaz, The Unbound Collection by Hyatt, Destination by Hyatt, Hyatt Regency, Hyatt, Thompson Hotels, Hyatt Centric, and JdV by Hyatt. Our select service brands are Caption by Hyatt, Hyatt House, and Hyatt Place. In addition, we participate in an unconsolidated hospitality venture with a Chinese hospitality company that owns the UrCove select service brand serving the upper-midscale market in Greater China. Our all-inclusive resort brands are Hyatt Ziva, Hyatt Zilara, Secrets Resorts & Spas, Dreams Resorts & Spas, Breathless Resorts & Spas, Zoëtry Wellness & Spa Resorts, Alua Hotels & Resorts, and Sunscape Resorts & Spas. We also manage, provide services to, or license our trademarks with respect to residential units that are often adjacent to a Hyatt-branded full-service hotel. We consult with third parties in the design and development of such mixed-use projects. We license certain of our trademarks with respect to vacation ownership units, which are part of Hyatt Residence Club. Additionally, we provide services and, in some cases, manage the rental programs and/or homeowner associations associated with condominium units.
We primarily derive our revenues from hotel management services, licensing of our portfolio of brands to franchisees, owned and leased hotel operations, distribution and destination management services, and a paid membership club offering. For the year ended December 31, 2021, revenues totaled $3.0 billion, net loss attributable to Hyatt Hotels Corporation totaled $222 million, and Adjusted EBITDA totaled $257 million. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics Evaluated by Management—Adjusted Earnings Before Interest Expense, Taxes, Depreciation, and Amortization ("Adjusted EBITDA") and EBITDA" for our definition of Adjusted EBITDA, why we present it, and for a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA for the periods presented.
Impact of the COVID-19 Pandemic
The global spread of the COVID-19 pandemic and its impacts are complex and continue to evolve, resulting in significant disruption to our business, the lodging and hospitality industries, and the global economy. The pandemic and its impacts have significantly reduced global travel, demand for hotel rooms, and travel experiences, and have had a material impact on global commercial activity across the travel, lodging, and hospitality industries, which has had, and is expected to continue to have, a material impact on our business, results of operations, cash flows, and financial condition. While demand levels continue to recover from the lowest levels experienced at the onset of the pandemic, demand for hospitality services could continue to be uneven in the near term as there remains uncertainty as to the pace of recovery of demand for lodging and travel-related experiences.
Our Purpose, Vision, Mission, and Values
Our Purpose
We care for people so they can be their best.
Our Vision
A world of understanding and care.

Our Mission
We deliver distinctive experiences for our guests.
Our Values
Respect, integrity, humility, empathy, creativity, and fun.
Our purpose, vision, mission, and values are brought to life by our colleagues, whom we refer to as the Hyatt family. We believe our colleagues around the world embody our purpose of caring for people, including one another, our guests and customers, property owners, and the communities in which our properties operate. We are strongly committed to advancing care for all of our stakeholders and creating personal connections to increase loyalty and drive results. High levels of guest satisfaction lead to increased guest preference for our brands, which we believe results in a strengthened revenue base over the long term. We also believe engaged colleagues will enhance the efficient operation of our properties, resulting in improved financial results. Sustained adherence to these principles is a basis for our brand reputation and strongly contributes to our growth as our diverse group of owners and developers choose to invest in our portfolio of properties around the world.
Our Competitive Strengths
We have significant competitive strengths that support our mission to deliver distinctive experiences for our guests and customers, drive growth, and create value for our colleagues, guests, customers, owners, and shareholders.
    World Class Brands.    Inspired by a deep understanding of customer and guest needs, we have developed, and in some cases acquired, a global suite of distinct brands.
    Global Platform with Compelling Growth Potential.    Our existing global presence is widely distributed, and our hotels operate in some of the most populous urban centers and highly desirable resort destinations around the globe, and we believe our existing hotels, located in key markets, provide us with a strong platform from which to selectively pursue new growth opportunities in markets where our brands are less prevalent.
    Deep Culture and Experienced Management Teams.    The Hyatt family is united by shared values, a single purpose, and a deep commitment to listening, understanding, and personalizing experiences for our guests and customers – all of which we believe increases loyalty, differentiates us from the competition, and drives business results.
    Strong Capital Base and Disciplined Financial Approach.    Our approach is to maintain appropriate levels of financial leverage through industry cycles and downturns. On December 31, 2021, we had cash and cash equivalents and short-term investments of $1.2 billion and an available borrowing capacity of approximately $1.5 billion. We believe our balance sheet strength positions us to take advantage of strategic opportunities to expand our presence and continue to grow our business over time.
    Diverse Exposure to Hotel Management, Franchising, Ownership, and Development.    Our mix of managed, franchised, owned, and leased properties provides a broad and diverse base of revenues, profits, and cash flows and gives us flexibility to evaluate growth opportunities across our lines of business.
    High-Quality Owned Hotels Located in Desirable Markets are a Source of Capital for New Growth Investments.    We believe our owned assets provide us the opportunity to unlock additional shareholder value through targeted dispositions that provide cash proceeds to pay down debt incurred from the ALG Acquisition, fund additional strategic investments, or provide incremental return of capital to shareholders. We have realized over $3.0 billion in gross proceeds from the disposition of owned assets since our original disposition commitment was made in 2017. In August of 2021, we committed to realize an additional $2.0 billion of proceeds from the disposition of owned assets by the end of 2024.
Our Business Strategy
While recovery from the COVID-19 pandemic is ongoing for our business and the hospitality industry, we remain committed to our long-term strategy. Our strategy to drive long-term sustainable growth and create value for guests, customers, colleagues, owners, and shareholders is focused on the following areas:
•Maximize Our Core Business: We continue to grow and operate our core business with excellence in order to be best-in-class while aiming to generate profits to fuel our growth.

•Integrate New Growth Platforms: We seek to identify and integrate new opportunities to advance care for our guests and customers and strengthen loyalty to our brands.
•Optimize Capital Deployment: We take a comprehensive and disciplined approach to our deployment of capital to expand our management and franchising business, invest in new growth platforms, and, when appropriate, return capital to our shareholders.
Description of Brands

Brand	Segment	Customer Base	December 31, 2021 Rooms (1)				Primary Selected Competitors	Key Locations
			% of Our Managed and Franchised Properties (1)	Americas Region	ASPAC Region	EAME/SW Asia Region
	Luxury	Leisure and business; small meetings	3%	1,841	4,148	2,424	Four Seasons, Mandarin Oriental, Ritz-Carlton, St. Regis, The Peninsula	Auckland, Bangkok, Buenos Aires, Kyoto, Milan, New York, Paris, St. Kitts, Sydney, Tokyo, Vienna, Washington D.C.
	Luxury/Wellness	Leisure	<1%	357	—	—	Cal-a-vie, Canyon Ranch, Golden Door	Austin, Berkshires, Tucson
	Luxury	Leisure and business; large and small meetings, social events	11%	11,574	15,269	4,346	JW Marriott, Conrad, Fairmont, InterContinental	Abu Dhabi, Beijing, Dubai, Hong Kong, Kochi, Mumbai, Nashville, Nassau, Rio de Janeiro, San Francisco, Shanghai, Singapore, Tokyo, Xian
	Luxury	Leisure and business; small meetings, social events	<1%	248	1,025	408	One&Only, Six Senses, Aman, Banyan Tree, COMO	Anji, Bali, Big Sur, Bishangarh, Goa, Jabal Al Akhdar, Koh Russey Island, Surakarta, Wuzhen
	Luxury	Leisure and business; small and medium meetings	2%	1,947	1,726	1,774	W, Edition, SLS, Viceroy, Pendry	Abu Dhabi, Amsterdam, Delhi, Dubai, London, Maui, Munich, New York, Seoul, Singapore, Tokyo, Vienna, Xiamen
	Luxury	Leisure and business; small meetings	2%	2,462	1,456	1,724	Marriott Autograph Collection, Curio Collection by Hilton	Austin, Barcelona, Biarritz, Cannes, Chongqing, London, Miami Beach, Nashville, New Orleans, Paris, Phoenix, Stockholm
	Luxury	Leisure and business; large and small meetings, social events, associations	1%	3,774	—	185	Marriott Autograph Collection, Curio Collection by Hilton, Tapestry Collection by Hilton	Charleston, Cle Elum, Lake Tahoe, Maui, Phoenix, Snowmass, Stowe, Vail

Brand	Segment	Customer Base	December 31, 2021 Rooms (1)				Primary Selected Competitors	Key Locations
			% of Our Managed and Franchised Properties (1)	Americas Region	ASPAC Region	EAME/SW Asia Region
	Upper-Upscale	Business and leisure; large and small meetings, social events, conventions, associations	33%	58,878	19,617	15,746	Marriott, Sheraton, Hilton, Renaissance, Westin	Cape Town, Chicago, Dubai, Hong Kong, London, Los Angeles, Madrid, Mexico City, Orlando, Paris, Sofia
	Upper-Upscale	Business and leisure; small meetings	1%	2,613	—	741	Marriott, Hilton, Westin	New York, Paris, Seattle
	Luxury All-Inclusive	Leisure; small meetings, social events	<1%	2,672	—	—	Beaches	Cancun, Cap Cana, Montego Bay, Puerto Vallarta, San Jose del Cabo
	Luxury All-Inclusive	Leisure; adult-only; small meetings, social events	<1%	919	—	—	Sandals	Cancun, Cap Cana, Montego Bay
	Luxury	Leisure and business; small meetings	1%	3,147	—	—	W, Edition, SLS, Pendry, Soho House	Cabo San Lucas, Dallas, Nashville, New York, Seattle, Washington D.C.
	Upper-Upscale	Leisure and business; small meetings	4%	7,228	1,359	1,595	ACE, AC Hotels, Moxy, Canopy, 25 Hours	Bangalore, Boston, Dublin, Hong Kong, Madrid, Miami, Montevideo, New York, Philadelphia, Tokyo
	Upper- Upscale	Leisure and business; small meetings	1%	2,472	202	313	Kimpton, Canopy, Marriott Autograph Collection	Baltimore, Beijing Chicago, New York, San Francisco
	Upscale	Extended stay guests; business and leisure; small meetings	6%	16,128	953	749	Residence Inn by Marriott, Homewood Suites	Austin, Boston, Dallas, Frankfurt, Mexico City, Miami, Paris, San Francisco, Shanghai
	Upscale	Business and leisure; small meetings	20%	49,802	4,254	4,091	Courtyard by Marriott, Hilton Garden Inn	Atlanta, Chicago, Dubai, Frankfurt, Houston, Hyderabad, London, Miami, Paris, Phoenix, Santiago, Shanghai
	Upper-Midscale	Business and leisure; small meetings	<1%	—	2,090	—	ATOUR, Hampton Inn, Mercure	Shanghai

Brand	Segment	Customer Base	December 31, 2021 Rooms (1)				Primary Selected Competitors	Key Locations
			% of Our Managed and Franchised Properties (1)	Americas Region	ASPAC Region	EAME/SW Asia Region
	Vacation Ownership	Owners of vacation units, repeat Hyatt business and leisure	—%	—	—	—	Hilton Vacation Club, Marriott Vacation Club	Beaver Creek, Carmel, Key West, Lake Tahoe, Maui, Sedona
	Luxury All-Inclusive	Leisure; adult-only; meetings	2%	5,903	—	739	Excellence, Sandals, El Dorado, Royalton	Cancun, Papagayo, Cozumel, Fuerteventura, Huatulco, Lanzarote, Los Cabos, Mallorca, Montego Bay, Puerto Vallarta, Punta Cana, St. Martin
	Luxury All-Inclusive	Leisure; families, meetings	4%	10,432	—	1,672	Paradisus, Palace, Beaches, Royalton, Iberostar	Cancun, Corfu, Guanacaste, Curacao,Huatulco, Lanzarote, Los Cabos, Mallorca, Puerto Vallarta, Punta Cana, Tenerife, Willemstad
	Luxury All-Inclusive	Leisure; adult-only; social groups; meetings	<1%	1,860	—	—	Hard Rock, Melia, Royalton Chic	Cancun, Los Cabos, Punta Cana
	Luxury All-Inclusive	Leisure; adult-oriented	<1%	533	—	104	The Reserve at Paradisus, Sivory, Fairmont, Banyan Tree	Cancun, Isla Mujeres, Los Cabos, Mallorca, Montego Bay, Punta Cana, Willemstad
	Upscale All-Inclusive	Leisure	3%	—	—	8,090	Iberostar, Occidental, Viva, RIU	Almeria, Costa del Sol, Crete, Fuerteventura, Ibiza, La Manga, Mallorca, Marbella, Menorca, Tenerife, Zante
	Upper-Upscale All-Inclusive	Leisure	<1%	2,127	—	—	Bahia Principe, RIU, Barcelo	Cancun, Cozumel, Ixtapa, Puerto Plata, Puerto Vallarta, Willemstad
(1) Figures do not include vacation ownership units, residential units, condominium units, one unbranded property in the Americas with 800 rooms, or one all-inclusive property in the Americas with 427 rooms. The UrCove brand is owned by an unconsolidated hospitality venture between a Hyatt affiliate and a Chinese hospitality company. The Hyatt Regency room count includes two properties and Hyatt Centric room count includes one property that we will rebrand under the respective brand in 2022. The Dreams Resorts & Spas, Zoëtry Wellness & Spa Resorts, and Alua Hotels & Resorts room counts include one, one, and three properties, respectively, which are non-branded properties managed by ALG.
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
Grand Hyatt
Grand Hyatt hotels are distinctive hotels in major gateway cities and resort destinations. With presence around the world and critical mass in Asia, Grand Hyatt hotels provide sophisticated business and leisure travelers with elegant accommodations, extraordinary restaurants, bars, luxury spas, and fitness centers, as well as comprehensive business and meeting facilities. Signature elements of Grand Hyatt hotels include iconic architecture and design, state of the art technology, and facilities for an array of business or social gatherings of all sizes.
Alila
The Alila brand combines innovative design and luxury in unique locations, set apart by crafted artisanship, personalized hospitality, and bespoke journeys. Alila means "Surprise" in Sanskrit, which suitably describes the refreshing character of this brand. In support of sustainable tourism, Alila hotels and resorts adopt EarthCheck – operating standards, integrating the environments' natural, physical, and cultural elements. To stay at any Alila hotel or resort is to embark on a destination experience – delighting in the flavors of the local cuisine, enhancing wellbeing through ancient healing arts, or enjoying the thrill of adventure sports.
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
The Unbound Collection by Hyatt
The Unbound Collection by Hyatt brand is a portfolio of upper-upscale and luxury properties ranging from historic urban gems to revitalizing retreats and modern marvels. Each property provides thought-provoking environments that inspire guests seeking a sophisticated experience when they travel. The philosophy behind The Unbound Collection by Hyatt brand is to attract owners and developers who want their properties to maintain a distinct character and brand name, but gain the power of Hyatt's robust distribution, operational and marketing resources, award-winning customer loyalty program, and trusted brand name and reputation.
Destination by Hyatt
The Destination by Hyatt brand is a portfolio of upper-upscale and luxury hotels, resorts, and residences that are individual yet connected by a commitment to draw upon the spirit of each location. Each property is purposefully crafted to be a place of discovery and captures the unique essence of each location through immersive discoveries, authentic design, and welcoming service. The portfolio features renowned golf courses, indigenous spas, and exceptional food and beverage options including bars, restaurants, cafés, and rooftop venues. The Destination Residential Management business operates within this brand and provides services to, and in some cases manages, the rental programs and/or homeowner associations related to condominium units.
Hyatt Regency
Hyatt Regency hotels offer a full range of services, amenities, and facilities tailored to serve the needs of meeting and event planners, business travelers, and leisure guests. Hyatt Regency hotels in key urban markets around the world feature flexible meeting facilities of all sizes designed to provide a productive, connected environment. Hyatt Regency hotels in resort locations cater to couples seeking a getaway, families enjoying a vacation together, and corporate groups seeking to conduct meetings and events.

Hyatt
Hyatt hotels are smaller-sized properties conveniently located in diverse business and leisure areas. These hotels help guests make the most of their stay, whether for an important business meeting or social gathering, to explore a new city, or to reconnect with family and friends.
Hyatt Ziva
Hyatt Ziva all-inclusive resorts are designed for guests of all ages in premier leisure locations. These resorts offer a variety of on-site activities and opportunities to experience the local culture and destination. Hyatt Ziva resorts feature a wide array of food and beverage outlets emphasizing authentic local cuisine. In addition to leisure travelers, these resorts cater to special events and business groups with varied and well-appointed indoor and outdoor meeting and event facilities.
Hyatt Zilara
Hyatt Zilara adult-only all-inclusive resorts are located in sought-after resort destinations. These resorts offer a wide array of food and beverage services focusing on authentic local and global cuisines. The resorts offer premier spas, social activities, and live entertainment, as well as a variety of meeting and event spaces. The resorts are designed so couples or small groups can enjoy intimate, sophisticated surroundings.
Thompson Hotels
Thompson Hotels is an award-winning boutique lifestyle brand with a collection of original properties in urban and resort destinations. A collection for the modern, sophisticated traveler, each location offers a layered design reflective of local surroundings, and a thoughtfully curated experience designed to spark conversation and connect guests to world-class culinary offerings.
Hyatt Centric
Hyatt Centric hotels are full service lifestyle hotels located in prime destinations, created for curious leisure travelers who want to be in the heart of the action, so they never miss a moment of adventure. Hyatt Centric hotels help guests discover the world's most compelling destinations like a local. Located in the center of the action, Hyatt Centric hotels serve as the perfect launch pad for exploring all the hidden gems and hot spots each destination has to offer. Exploration does not end at the door. Hyatt Centric hotels feature artistically curated spaces throughout the hotel, thoughtfully designed to help guests work, relax, and socialize. After a day of exploration, guests can enjoy a selection of artisanal crafted cocktails and local fare in a chic space with a chill vibe. A staff of knowledgeable colleagues is on hand to aid guests in discovering their surroundings.
Caption by Hyatt
Caption by Hyatt is a lifestyle brand within the select service category designed to deliver on today's travelers' desires for an approachable, lively, and conscious environment where everyone is welcome. The social spaces are designed to act as a constantly active and engaging destination within the neighborhoods and communities they are located. At the heart of the experience is Talk Shop, an all-day food and beverage concept that invites guests to work, eat, and socialize in comfortable, flexible, communal spaces designed to inspire meaningful conversations and authentic connections. Caption by Hyatt hotels will combine the design and comfort of an upscale, lifestyle-forward hotel with the flexibility and efficiency of a select-service property through self-activated experiences, a responsibly engaged local team, and social spaces designed for community.
JdV by Hyatt
A community for the spirited, light-hearted, and young-at-heart, the JdV by Hyatt brand offers a collection of vibrant, independent hotels that are true reflections of the urban neighborhoods they call home. Each hotel provides an experience that is inclusive in spirit and space, effortlessly bringing people together with joy-driven service. Embracing its namesake of "joie de vivre," each property invites guests and locals to connect, live in the moment, and celebrate the joy of life. The philosophy behind JdV by Hyatt brand is to attract owners and developers who want their properties to maintain a distinct character and brand name, but gain the power of Hyatt's robust distribution, operational and marketing resources, award winning customer loyalty program, and trusted brand name and reputation.
Hyatt House
Hyatt House hotels are designed to welcome guests as extended stay residents. Apartment-style suites with fully equipped kitchens and separate living areas provide guests with the conveniences of home. Hyatt House hotels are designed to keep guests comfortable during both short and long stays with complimentary hot breakfast, H BAR food and beverage offerings, and indoor and outdoor communal spaces.
Hyatt Place
Hyatt Place hotels offer a modern, comfortable, and seamless experience, combining style and innovation to create a casual hotel environment for today's multi-tasking traveler. Spacious, thoughtfully designed guestrooms feature distinct areas for sleep, work, and relaxation. Hyatt Place hotels also offer freshly prepared food around the clock, efficient service, and an easy to navigate experience. From the lobby to the guest rooms to in-hotel dining, every aspect of the hotel experience is designed with the high value business traveler in mind.
UrCove
The UrCove brand is designed specifically to meet aspiring travelers' preferences and growing expectations for a seamless, comfortable, and premium travel experience in the upper-midscale market in Mainland China. Hotels in the UrCove brand, which is short for "your cove," blend comfort and convenience for the modern traveler through thoughtful service, spacious rooms, delicious food, and a relaxed yet refined ambiance.
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
Secrets Resorts & Spas
Secrets Resorts & Spas offer adults-only, all-inclusive luxury focusing on romance in beachfront settings. Properties feature elegantly appointed rooms and suites, 24-hour concierge and room services, gourmet restaurants and lounges, and various day and evening activities. In addition to couples and honeymooners, Secrets resorts also cater to business groups and large leisure events with expansive and flexible settings and customized services.
Dreams Resorts & Spas
Dreams Resorts & Spas are family-friendly, all-inclusive resorts located in a selection of beautiful beach destinations. Guests can participate in on-site activities, including clubs for kids. Gourmet dining options present a variety of worldly cuisines, and themed bars serve top-shelf spirits. Meeting venues cater to business travelers, while private event spaces are perfect for social gatherings and wedding celebrations.
Breathless Resorts & Spas
Breathless Resorts & Spas are adults-only, all-inclusive properties for guests seeking a luxurious beachfront experience in a social setting. These resorts offer modern accommodations, world-class spas, meetings and event spaces, and high-end dining and drink options with elevated levels of service. Entertainment lineups feature themed events, pool parties, live music, and cultural and art experiences. These resorts cater to singles, social groups, and couples looking for a balance of excitement and relaxation.
Zoëtry Wellness & Spa Resorts
Zoëtry Wellness & Spa Resorts cater to those seeking luxury, privacy, and pampering in an all-inclusive, beachfront boutique setting. These resorts offer lavish accommodations, 24-hour concierge, gourmet cuisine, top-shelf spirits, and enrichment experiences. The resorts pay homage to the local cultures, nature, and art through indigenous spa treatments, sustainability practices, and distinguished art collections.
Alua Hotels & Resorts
Alua Hotels & Resorts are designed for all types of travelers seeking an affordable, seaside getaway across Europe's top island destinations, including Spain's Mediterranean coast, the Canary Islands, the Balearic Islands, and more. Guests can enjoy modern amenities, minimalistic-chic rooms, natural spaces, and worldly cuisine surrounded by local culture and enriching activities.

Sunscape Resorts & Spas
Sunscape Resorts & Spas offers budget-conscious vacations focused on family fun. These all-inclusive, family-friendly beachfront resorts in Mexico and the Caribbean provide a fun and energetic, yet relaxing setting. Each location offers a supervised kids club and teen zone for younger guests, along with an array of activities for the entire family. Sunscape provides comfortable accommodations, various dining options, including kid-friendly menus, and exciting features like waterparks and splash zones.
ALG Vacations, Amstar, and Trisept Solutions
ALG Vacations focuses on providing memorable vacation experiences around the world with an emphasis on Mexico and the Caribbean. As one of the largest sellers of vacation packages and charter flights in the U.S., ALG Vacations operates a number of leading brands in vacation and travel, including Apple Vacations, Funjet Vacations, Travel Impressions, Blue Sky Tours, CheapCaribbean.com, and BeachBound. ALG Vacations also markets and distributes certain products as part of airline vacation brands Southwest Vacations and United Vacations.
The ALG Vacations business includes Amstar, a destination management business, and Trisept Solutions, a technology platform for travel merchandise and distribution. Amstar provides world-class expertise in destination services, transfers, and excursions to individuals, travel agencies, groups, corporations, tour operators, and meeting planners throughout eight countries and thirty destinations.
Business Segment, Revenues, and Geographical Information
We manage our business within five reportable segments as described below:
•Owned and leased hotels, which consists of our owned and leased full service and select service hotels and, for purposes of segment Adjusted EBITDA, our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture;
•Americas management and franchising ("Americas"), which consists of our management and franchising of properties, including all-inclusive resorts under the Hyatt Ziva and Hyatt Zilara brand names, located in the United States, Latin America, Canada, and the Caribbean, as well as our residential management operations;
•ASPAC management and franchising ("ASPAC"), which consists of our management and franchising of properties located in Southeast Asia, Greater China, Australia, New Zealand, South Korea, Japan, and Micronesia;
•EAME/SW Asia management and franchising ("EAME/SW Asia"), which consists of our management and franchising of properties located in Europe, Africa, the Middle East, India, Central Asia, and Nepal; and
•Apple Leisure Group, which consists of our management and marketing of primarily all-inclusive resorts within the AMR Collection in Latin America, the Caribbean, and Europe; the Unlimited Vacation Club paid membership club offering member benefits exclusively at AMR Collection resorts within Latin America and the Caribbean; and ALG Vacations.
Within corporate and other, we include the results from our co-branded credit card program and unallocated corporate expenses. For information regarding our five reportable business segments, revenues, and geographical information, see Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 19 to our Consolidated Financial Statements."
Hotel Management Agreements
We manage hotels worldwide pursuant to management agreements. Our hotel management agreements typically provide for a two-tiered fee structure that compensates us both for the volume of business we generate for the property as well as for the profitability of hotel operations. In these two-tier fee structures, tier one base compensation is a fee that is usually an agreed-upon percentage of gross revenues from hotel operations, and tier two is an incentive fee that is typically calculated as a percentage of a hotel profitability measure, such as gross operating profit, adjusted profit, or the amount by which gross operating profit or adjusted profit exceeds a specified threshold. Outside of the United States, some management agreements have structures more dependent on hotel profitability measures, either through a single management fee structure where the entire fee is based on a profitability measure or because our two-tier fee structure is more heavily weighted toward the incentive fee than the base fee.
In addition to our management fees, we charge owners for certain services provided by us on a centralized or regional basis, including, without limitation, reservation functions, certain sales functions, digital and technology, digital media, national advertising, certain marketing and promotional services, human resource services, insurance programs, and other corporate services.
Terms and Renewals
The approximate average remaining term of our hotel management agreements with third party owners and unconsolidated hospitality ventures (other than for properties currently under development) is 14 years for full service hotels in all regions, 14 years for select service hotels in all regions, and 9 years for all-inclusive resorts in all regions, in each case assuming no renewal options are exercised by either party. Including exercise of extension options in Hyatt's sole discretion, the approximate average remaining term of our hotel management agreements (other than for properties currently under development) is 18 years for full service hotels in all regions, 25 years for select service hotels in all regions, and 9 years for all-inclusive resorts in all regions.
We also participate in an unconsolidated hospitality venture with a Chinese hospitality company that owns the UrCove select service brand, and the average remaining term of the management agreements pursuant to which the hospitality venture operates the UrCove hotels is approximately 12 years. We license "by Hyatt" to the hospitality venture in connection with such hotel operations pursuant to a master license agreement wherein we are paid fees based upon the cumulative gross operating revenue of the UrCove hotels.
Franchise Agreements
Our franchise agreements grant our franchisees the limited right to use our name, marks, and systems in the operation of franchised full service hotels, select service hotels, and all-inclusive resorts under certain brands. We do not participate in the management of our franchised hotels; however, franchisees are required to operate franchised hotels consistent with our brand standards. We approve the plans for, and the location of, franchised hotels and review the operation of these hotels to ensure our standards are maintained.
In general, our franchisees pay us an initial application fee and/or a design services fee as well as ongoing royalty fees, the amount of which depends on the brand under which the franchised property is licensed as well as the region where the property is located. Royalty fees are typically a percentage of gross rooms revenue, typically ranging from 2.75% to 5%, or, in some cases, gross room revenue generated through Hyatt reservation and booking channels, typically 7%, or a combination of a percentage of gross rooms revenues and a percentage of gross food and beverage revenues, typically 6% of gross room revenue and 3% of gross food and beverage revenues. In some circumstances, and in particular, outside of the United States and Canada, we have negotiated other fee arrangements. In addition to our franchise fees, we charge franchisees for certain services arranged and, in most cases, provided by us. These services may include, without limitation, centralized reservation functions, certain sales functions, digital and technology, digital media, national advertising, certain marketing and promotional services, as well as various revenue management services.
Terms and Renewals
The standard term of our franchise agreements is typically 20 years, with one 10-year renewal option exercisable by the franchisee, assuming the franchisee has complied with franchise agreement requirements and standards. Certain of our franchise agreements have renewal options at Hyatt's option, generally triggered if the franchisee has failed to exercise its renewal option. Certain of our franchise agreements have renewal options upon the mutual agreement of the parties. We have the right to terminate franchise agreements upon specified events of default, including non-payment of fees and non-compliance with brand standards. In the event of early termination for any reason, our franchise agreements typically set forth liquidated damages our franchisees must pay to us upon termination. The bankruptcy of a franchisee or lender foreclosure could result in the termination of the franchise agreement.
The average remaining base term of our franchise agreements for our select service hotels, full service hotels, and all-inclusive resorts in all regions (other than those currently under development) is approximately 16 years, assuming no renewal options are exercised by either party. Including exercise of extension options in Hyatt's sole discretion, the average remaining term of our franchise agreements for our select service hotels, full service hotels, and all-inclusive resorts in all regions (other than those currently under development) is approximately 17 years.
Other Service Agreements
We provide services under the Destination Residential Management business pursuant to rental management agreements with individual property owners and/or homeowner associations, whereby the property owners and/or homeowner associations participate in our rental program. The agreements typically provide for our receipt of a percentage split of the total gross revenue generated from a property under the rental program, and expenses of the property are paid from such split. The agreement terms are typically one or two years, and before the expiration of such terms, on average approximately 90% of the agreements are renewed. Additionally, we provide association management services to the various homeowner associations where we manage the properties for a fee.
Sales and Revenue Management, Marketing, and Reservations and Global Contact Centers
Sales and Revenue Management
We deploy a global sales team as well as regional sales teams in our Americas, ASPAC, and EAME/SW Asia regions, along with ALG sales teams in Europe and the Americas. The global team is responsible for our largest and most significant accounts doing business globally. The regional teams are responsible for large accounts that typically do business within one region, but at multiple hotels within the region. The global and regional sales teams coordinate efforts with the hotel sales teams. The in-house sales colleagues are focused on local and regional business opportunities, as well as securing business generated from our key global and regional accounts.
Our corporate sales organizations are focused on growing market share with key accounts, identifying new business opportunities, and maximizing our local customer base. Our key accounts consist of major corporations; national, state, and regional associations; specialty market accounts, including social, government, military, educational, religious, and fraternal organizations; travel agency and luxury organizations; and a broad and diverse group of individual consumers. Our global and regional sales teams target multiple brands to key customer accounts within these groups. No single customer is material to our business. Our global and regional teams consist of over 180 colleagues at global and regional sales offices around the world, who are focused on group business, corporate and leisure traveler accounts, and travel agencies.
Sales colleagues at our regional offices and at many of our full service hotels use our proprietary sales tool to manage the group rooms forecast, maintain an inventory of definite and tentative group rooms booked each day, streamline the process of checking guest room availability and rate quotes, and determine meeting room availability.
We seek to maximize revenues in each hotel we operate through a team of revenue management professionals and also provide revenue management services to franchisees upon request. Our revenue management leaders use a proprietary technology tool to help set appropriate pricing in each hotel. Revenue management has also deployed a self-service analytical tool to better support its constituents. The goal of revenue management is to secure the right customers, on the right date, at the right price. Business opportunities are reviewed and agreed upon by the hotel's management team.
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
Reservations and Global Contact Centers
We have a proprietary central reservation system that provides a comprehensive view of inventory, while allowing for local management of rates based on demand. Through this system, we are able to allow bookings and subsequent maintenance of bookings by hotels directly, via telephone through our global contact centers, by travel agents, by corporate clients, and through digital platforms.
We have eleven global contact centers that service our global guest, customer, and loyalty member base 24 hours per day, seven days per week and provide reservation and other services in over 25 languages. While we continue to provide full reservation services via telephone through these global contact centers, we have made significant investments in internet booking capabilities and launched an online chat communication function on Hyatt.com and mobile platforms. Additionally, we continue to enhance the services and capabilities of our global contact centers to better align with evolving technology and guest preference. Hyatt's global contact centers are expected to serve ALG guests and customers beginning later in 2022.

ALG operates call center services in the United States and collaborates with third-party call centers in the United States, Latin America, the Caribbean, and Asia to serve AMR Collection resorts as well as ALG Vacations and Unlimited Vacation Club. ALG utilizes both a proprietary and third-party booking engine platform and reservations are managed through a central reservations system. Within the Unlimited Vacation Club organization there are also call center services that support the membership program and its members, including back-office functions, some of which are provided by a third party.
Some of the rooms at hotels and resorts we manage or franchise are booked through internet travel intermediaries, partners, or online travel service providers. We also engage third-party intermediaries who collect fees by charging our hotels and resorts a commission on room revenues, including travel agencies, travel distribution providers, and meeting and event management companies.
World of Hyatt Loyalty Program
Inspired by our purpose, the World of Hyatt loyalty program aims to build community and engagement with high-end travelers. The program generates substantial repeat guest business by rewarding frequent stays with points that can be redeemed for hotel nights and other valuable rewards. Loyalty program members enjoy additional benefits and awards as they reach milestone rewards and advance through the three elite tiers based on qualifying nights or base points in a calendar year.
Members earn points based on their spend at our properties; by transacting with our strategic loyalty alliances, including American Airlines, Lindblad Expeditions, MGM Resorts International, and Small Luxury Hotels of the World; or in connection with spend on the World of Hyatt co-branded consumer and business credit cards. Loyalty program points can be redeemed at properties across our brands, converted into airline miles with numerous participating airlines, and redeemed with our strategic loyalty alliances, and other third parties.
The loyalty program is operated for the benefit of participating properties and is primarily funded through contributions from eligible revenues generated from loyalty program members. These funds are applied to reimburse hotels for room nights when members redeem loyalty program points and pay for administrative expenses and marketing initiatives to support the loyalty program.
At December 31, 2021, the loyalty program had approximately 30 million members, and during 2021, represented approximately 39% of total room nights system wide, with the exclusion of the AMR Collection resorts.
Unlimited Vacation Club
ALG's Unlimited Vacation Club is a paid membership program that provides its members with preferred rates and benefits exclusively at AMR Collection resorts within Latin America and the Caribbean. Through a variety of membership levels, members purchase the right to receive preferred rates, free hotel nights, discounts on spa and other hotel expenses, and special benefits with third-party travel alliances. The weighted-average term of an Unlimited Vacation Club membership is approximately 30 years, assuming no renewal options are exercised, and fees are paid either upfront or collected over a short contractual financing period of approximately four years. Membership agreements may generally be terminated without penalty within five days of signing, with limited termination rights thereafter. The average early termination rate of memberships sold over the last five years is less than 6%. As of December 31, 2021, the Unlimited Vacation Club program had over 118,000 members, and during 2021, represented approximately 13% of total room nights at properties within the AMR Collection.
Competition
There is intense competition in all areas of the hospitality industry. Competition exists for hotel, resort, and condominium guests; vacation membership customers; management and franchise agreements; sales of vacation and branded residential properties; and online travel customers, including leisure and business travelers as well as travel agencies and tour operators. Our principal competitors are other operators of full service, select service, extended stay, all-inclusive, and wellness properties, including other major hospitality chains with well-established and recognized brands, as well as cruise line operators. We also compete against small chains and independent and local owners and operators. Increasingly, we face competition from new channels of distribution in the travel industry. Additional sources of competition include large companies that offer online travel services as part of their business models, such as Alibaba, search engines such as Google, and peer-to-peer inventory sources that allow travelers to book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms, such as Airbnb and HomeAway.
We compete for guests based primarily on brand name recognition and reputation, location, customer satisfaction, room rates, quality of service, health and cleanliness standards, amenities, quality of accommodations, security, and the ability to earn and redeem loyalty program points.

We compete for management agreements primarily based on the value and quality of our management services; our brand name recognition and reputation; the level of our management fees; the costs of payroll at managed properties where we are the employer; cost associated with system-wide services, including without limitation, sales, reservations, digital and technology, digital media, and marketing services (collectively, "system-wide services"); and the economic advantages to the property owner of retaining our management services and using our brand name. We compete for franchise agreements primarily based on brand name recognition and reputation, the room rate that can be realized, total revenues we can deliver to the properties, and the cost associated with our system-wide services. Other competitive factors for management and franchise agreements include relationships with property owners and investors, including institutional owners of multiple properties; marketing support; reservation and e-commerce system capacity and efficiency; and the ability to provide capital that may be necessary to obtain management and franchise agreements.
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
Seasonality
The hospitality industry is typically seasonal in nature, although the COVID-19 pandemic has disrupted, and may continue to disrupt, seasonality patterns of our business. The periods during which our properties experience higher revenues vary from property to property, depending principally on location, the customer base served, and potential impacts due to the timing of certain holidays.
Cyclicality
The hospitality industry is cyclical and generally follows, on a lagged basis, the overall economy. There is a history of increases and decreases in demand for hotel rooms, in occupancy levels, and in rates realized by owners of hotels through economic cycles. Variability of results through some of the cycles in the past has been more severe due to changes in the supply of hotel rooms in given markets or in given categories of hotels. In the most recent cycle, the impact of the COVID-19 pandemic drove immediate decreases in demand. Changes in industry demand related to economic conditions, other factors such as those experienced with the COVID-19 pandemic, or in the supply of hotel rooms, or any combination thereof, can result in significant volatility in results for owners, managers, and franchisors of hotel properties. The costs of running a hotel tend to be more fixed than variable. Because of this, in an environment of declining revenues, the rate of decline in earnings will be higher than the rate of decline in revenues. Conversely, in an environment of increasing demand and room rates, the rate of increase in earnings is typically higher than the rate of increase in revenues.
Intellectual Property
In the highly competitive hospitality industry in which we operate, trademarks, service marks, trade names, and logos are very important in the sales and marketing of our hotels, residential, vacation, condominium units and services, our distribution and destination management services business, and our paid vacation program. We have a significant number of trademarks, service marks, trade names, logos, and pending registrations and significant resources are expended each year on surveillance, registration, and protection of our trademarks, service marks, trade names, and logos, which we believe have become synonymous in the hospitality industry with a reputation for excellence in service and care. For additional information, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business—Any failure to protect our trademarks and intellectual property could reduce the value of our brand names and harm our business."
Government Regulation
We are subject to numerous foreign, federal, state, and local government laws and regulations, including those relating to employment practices, laws and regulations that govern the offer and sale of franchises, health and safety, competition, anti-bribery and anti-corruption, the preparation and sale of food and beverages, building and zoning requirements, cybersecurity, data privacy, and general business license and permit requirements, in various jurisdictions. In addition, as a result of the COVID-19 pandemic, governmental agencies in various jurisdictions have issued evolving health and safety-related regulations and orders that affect our operations. We manage and own hotels with casino gaming operations as part of or adjacent to such hotels, but third parties manage and operate the casino operations with the exception of one hotel in Aruba where we are subject to the licensing and regulatory control of the agency responsible for such license and operations in Aruba because we maintain the casino gaming license and manage the casino. Compliance with these various laws and regulations can affect the revenues and profits of our portfolio of properties and could adversely affect our operations or our reputation. We believe our businesses are conducted in substantial compliance with applicable laws and regulations.
Human Capital Resources and Corporate Responsibility Commitment
Our purpose – to care for people so they can be their best – is at the heart of how we care for our guests, customers, and colleagues. We recognize that Hyatt's success is dependent on the commitment to genuine service and care that our colleagues deliver to our guests and customers and that our colleagues and culture are at the core of our purpose. Therefore, one of our strategic priorities is to cultivate the best people and foster a diverse, equitable, and inclusive culture that prioritizes wellbeing, enables colleagues to reach their fullest potential, and emphasizes development and growth for all colleagues.
Employees
At December 31, 2021, there were approximately 164,000 colleagues working at our corporate and regional offices and our managed, franchised, owned, and leased properties, and we directly employ approximately 44,000 of these colleagues. The remaining colleagues are employed by third-party owners and franchisees of our properties. Approximately 20% of our employees (approximately 23% of our U.S.-based employees) were either represented by a labor union or had terms of employment that were determined under a labor agreement. We believe relations with our employees and colleagues are good.
The impact of the COVID-19 pandemic on the hospitality industry has adversely affected and may in the future continue to adversely affect our ability to attract and retain colleagues. In addition, we have experienced challenges hiring for certain on-property and corporate positions due to various factors, including competition for labor from other industries.
World of Care
In 2021, we launched World of Care, a global environmental, social, and governance ("ESG") platform. World of Care builds on Hyatt's more than 60 years of efforts to help address the pressing challenges faced by Hyatt's colleagues, guests, customers, owners, and communities and enact meaningful change within the hospitality industry. The platform includes our commitments to care for the planet, people, and responsible business, and provides an opportunity to further support key milestones and initiatives for Hyatt.
•Caring for the Planet: We are committed to advancing environmental action so that destinations around the world are vibrant for our guests, colleagues, and communities. In 2021, we published actionable, science-based goals to achieve by 2030 as part of a new environmental framework focused on climate change and water conservation, waste and circularity, responsible sourcing, and thriving destinations.
•Caring for People: We care for the wellbeing of our colleagues, guests, customers, owners, and communities and are committed to advancing a culture of opportunity for all.
•Caring for Responsible Business: We embrace our responsibility to create fair, ethical, and transparent business practices. Our approach to responsible business spans policies and procedures around ethics, security, supplier and partner diversity, and corporate governance globally.
Diversity, Equity, and Inclusion
We have a long history of focusing on diversity, equity, and inclusion, and we are committed to holding ourselves accountable for continued change holistically across Hyatt's business. In 2021, we published our first Diversity, Equity, and Inclusion report which summarizes current workforce data and describes our Change Starts Here commitments that were introduced in 2020 and include actionable goals to accelerate our diversity, equity, and inclusion efforts by 2025. These 2025 goals include: (i) doubling representation for women and people of color groups in key leadership roles, including doubling the representation of Black leaders; (ii) achieving 45% Black RiseHY hires – a global program providing career pathways for young people aged 16-24 who are disconnected from the economy either by not working or not going to school – in the United States from 2021-2025; (iii) providing 1,000 hours of pro bono or volunteer support in Black communities in Chicago; and (iv) achieving 10% of Black spend as a percentage of all minority- and women-owned supplier spend. In addition, the Hyatt Hotels Foundation plans on making financial contributions totaling $1 million in support of strengthening Black communities in the United States by 2025. We also maintain a Global Diversity, Equity & Inclusion Council, chaired by our CEO, to shape and drive our diversity and inclusion strategy, and we sponsor eight colleague-led Diversity Business Resource Groups with chapters around the globe to provide career development programs and support workforce diversity. Hyatt colleagues are eager to learn, participate, and impact this space. To address this interest, Hyatt provides a Leading Inclusively training for all people managers at both the corporate and hotel-level. This training provides an opportunity for colleagues to reflect on potential biases and assumptions that may create barriers to practicing inclusion, seeking out and engaging in diverse perspectives, and collaborating to solve problems.

Colleague Wellbeing and Training
To support our colleagues' physical, mental, and emotional wellbeing, we prioritize offerings and opportunities for them to practice self-care, including providing complimentary access to the Headspace meditation and mindfulness mobile application available for colleagues wherever they are, as well as opportunities for continual learning, such as tuition reimbursement and training courses. Our Colleague Wellbeing Council helps evaluate and shape how we can continue to energize and engage colleagues through feedback collected from colleagues around the world. As an extension of our purpose of care and as part of our ongoing commitment to colleague wellbeing, we utilize a mental wellbeing assessment tool — Hyatt Well-Check — to support our colleagues. The confidential and anonymous assessment tool can help colleagues better understand the state of their own mental wellbeing and point them toward resources that can help address any needs.
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
Insurance
Properties we manage, franchise, license, own, and lease outright or through hospitality ventures are insured under different insurance programs depending on whether the property participates in our insurance programs or in the insurance programs of the property owner, including hospitality ventures, franchisee, or licensee. We maintain insurance coverage for hotels owned and leased by the Company under our insurance programs for liability, property, workers compensation, and other risks with respect to our business. Our liability insurance provides coverage for most claims, including claims related to terrorism, operations, goods and services, and automobiles, but does not provide coverage for certain losses, including pandemics and/or epidemics. Our property insurance provides coverage for all risks to our properties including fire, windstorm, flood, earthquake, and terrorism. Property insurance also includes business interruption coverage, but does not provide coverage for certain losses, including pandemics and/or epidemics. Our workers compensation insurance provides coverage for employee injuries in the course and scope of employment. Hotels owned by hospitality ventures, hotels managed by the Company, and certain franchises are permitted to participate in our insurance programs by mutual agreement with our hospitality venture partners or third-party hotel owners and franchisees. The majority of hotels owned by hospitality ventures and managed hotels owned by third parties participate in our insurance programs. Our hospitality venture agreements and management agreements require hotels owned by hospitality ventures and managed hotels owned by third parties that do not participate in our insurance programs to be insured at coverage levels generally consistent with the coverage levels under our insurance programs, including liability, property, business interruption, workers compensation, and other insurance. Our franchise and license agreements require our franchisees and licensees to maintain liability, property, business interruption, workers compensation, and other insurance at our franchised or licensed properties. We are typically covered under insurance policies held by third-party property owners, franchisees, or licensees to the extent necessary and reasonable. We also maintain cyber-risk insurance for systems and data controlled by the Company. Cyber-risk insurance generally covers all Company-controlled systems and Company-controlled data in properties that the Company manages, franchises, licenses, owns, and leases, outright or through hospitality ventures.
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
Amended and Restated Global Hyatt Agreement
The trustees of the U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker, our executive chairman, and Mr. Jason Pritzker, one of our directors, and any of their successors that own, directly or indirectly, shares of our common stock, have entered into the Amended and Restated Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. At January 31, 2022, Pritzker family business interests own, directly or indirectly, 57,638,225 shares, or 52.4%, of our total outstanding common stock and control approximately 88.8% of our total voting power. Specifically, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote all of their voting securities consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
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
Amended and Restated Foreign Global Hyatt Agreement
The trustees of the non-U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker and Mr. Jason Pritzker, and any of their successors that own, directly or indirectly, shares of our common stock, have entered into the Amended and Restated Foreign Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. At January 31, 2022, Pritzker family business interests own, directly or indirectly, 57,638,225 shares, or 52.4%, of our total outstanding common stock and control approximately 88.8% of our total voting power. Specifically, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote (or cause to be voted) all of the voting securities held directly or indirectly by them consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
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
Voting Agreement
Until the date that Mr. Thomas J. Pritzker is no longer our chairman, each stockholder party to the 2007 Stockholders' Agreement has agreed to vote all of their shares of common stock consistent with the recommendations of a majority of our board of directors with respect to all matters. At January 31, 2021, the stockholders party to the 2007 Stockholders' Agreement own in the aggregate 2,270,395 shares of Class B common stock or approximately 3.8% of our Class B common stock, approximately 2.1% of the total outstanding shares of our common stock and approximately 3.5% of the total voting power of our outstanding common stock.
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
Risk Factors Summary
The following is a summary of the principal risks and uncertainties described in more detail in this annual report:
•The COVID-19 pandemic has had, and could continue to have, a material adverse impact on the travel industry generally and, as a result, on our business and results of operations.
•We may not realize the anticipated benefits from the ALG Acquisition, our integration process may take longer or be more difficult than anticipated, and we expect to incur additional integration expenses related to the acquisition.
•Global economic conditions and the cyclical nature of the hospitality industry could adversely affect demand for travel and lodging, and hospitality-related businesses, and, as a result, our revenues, profitability, and future growth.
•Risks relating to natural or man-made disasters, contagious diseases, such as the COVID-19 pandemic, terrorist activity, and war could reduce the demand for lodging and hospitality-related businesses, which may adversely affect our financial condition and results of operations.
•We operate in a highly competitive industry and our revenues, profits, or market share could be harmed if we are unable to compete effectively.
•New distribution channels, alternatives to traditional hotels, significant increases in the volume of sales made through third-party internet travel intermediaries, and industry consolidation among our competitors could have an adverse impact on consumer loyalty to our brands and hospitality-related businesses and may negatively impact our business.
•If we are unable to establish and maintain key distribution arrangements for our properties and hospitality-related businesses, the demand for our rooms, hospitality-related services, and revenues could decrease.
•Because we derive a portion of our revenues from operations outside the United States, we are subject to various risks of doing business internationally.
•If we are unable to successfully operate the World of Hyatt loyalty program or further evolve the development and implementation of our digital platforms, loyalty for our brands, and our revenues, could be negatively impacted.
•The success of the Unlimited Vacation Club membership program is dependent on offering preferred rate hotel inventory, providing members unique engagement experiences and benefits, as well as access to on-site sale opportunities and other key sales locations, and could be negatively impacted by lack of resort inventory, member terminations, or a failure to collect membership fees.
•Adverse incidents at, or adverse publicity concerning, our businesses or our corporate responsibilities could harm our brands and reputation, as well as adversely affect our market share, business, financial condition, or results of operations.
•Labor shortages could restrict our ability to operate our properties or grow our business or result in increased labor costs that could reduce our profits.
•If we are unable to maintain good relationships with third-party property owners and franchisees and/or if our management or franchise agreements terminate, our revenues could decrease and our costs could increase.
•Our growth strategy depends upon attracting third-party owners and franchisees to our platform, and future arrangements with these third parties may be less favorable to us, depending on the terms offered by our competitors.
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
•We may be unable to sell selected owned properties at acceptable terms and conditions, if at all, or within targeted timeframes, and are exposed to risks resulting from significant investments in owned and leased real estate.
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
•Information technology system failures, delays in the operation of our information technology systems, or system enhancement failures could reduce our revenues and profits and harm the reputation of our brands and our business.
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
•Our failure, or the failure by third-party owners, franchisees, or hospitality venture partners, to comply with applicable laws and regulations may increase our costs, reduce our profits, or limit our growth.
•Adverse judgments or settlements resulting from legal proceedings in which we may be involved could reduce our profits or limit our ability to operate our business.
•Changes in federal, state, local, or foreign tax law, interpretations of existing tax law, or agreements or disputes with tax authorities could affect our profitability and financial condition by increasing our tax costs.
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
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic has had, and could continue to have, a material adverse impact on the travel industry generally and, as a result, on our business and results of operations, and these impacts may persist for an extended period of time or become more pronounced over time.
The COVID-19 pandemic has been and continues to be a complex and evolving situation and has resulted in significant disruption and additional risks to our business; the lodging, hospitality, and travel industries; and the global economy. The COVID-19 pandemic has led governments and other authorities around the world to impose or recommend, at various times and to varying degrees, measures intended to control its spread, including restrictions on large gatherings of people; travel or transportation bans and restrictions; border closings and restrictions; closures of, or occupancy or other operating limitations on, work facilities, lodging facilities, food and beverage establishments, schools, public buildings and businesses; quarantines; shelter-in-place orders; and social distancing measures. As a result, the COVID-19 pandemic and its consequences have significantly reduced global travel and demand for hotel rooms and travel-related experiences and have had a material detrimental impact on global commercial activity across the lodging, hospitality, and travel industries, all of which has had, and could continue to have, a material adverse impact on our business, operations, and financial results.
The extent, duration, and magnitude of the COVID-19 pandemic's effects will depend on various factors, all of which are highly uncertain and difficult to predict, including, but not limited to, the impact of the pandemic on global and regional economies, travel, and economic activity, as well as actions taken by governments, businesses, and individuals in response to the pandemic, any additional resurgence, or COVID-19 variants. These factors include the impact of the COVID-19 pandemic on unemployment rates and consumer discretionary spending; governmental or regulatory orders that impact our business and our industry; the demand for travel and transient and group business; levels of consumer confidence; the ability of our third-party owners, franchisees, or hospitality venture partners to successfully navigate the effects of the pandemic; the broad distribution and efficacy of COVID-19 vaccines and treatments and the wide acceptance by the general population of such vaccines; the availability, use, and effectiveness of COVID-19 testing, including at-home testing kits, and treatments; and the pace and consistency of the ongoing recovery. In addition, as the COVID-19 pandemic evolves, differing actions taken by governments around the world with respect to travel bans or restrictions or economic activity could result in varying impacts to the results of operations of our reportable segments.
The COVID-19 pandemic has subjected our business, operations, and financial condition to a number of significant risks:
•Revenues and Expenses: The effects of the pandemic have materially adversely affected, and could continue to materially adversely affect the revenues and profitability of our owned and leased properties and hospitality-related businesses, and revenues may be insufficient to offset certain fixed costs, such as insurance and property taxes. In addition, uncertain or fluctuating real estate valuations and the inability for third-party purchasers to obtain capital may prevent us from selling properties on acceptable terms or prevent us from selling properties within our previously announced timeframes.
In addition, the amount of management and franchise fee revenues we are able to generate from our managed and franchised properties has been materially adversely affected, and could continue to be materially adversely affected, by the COVID-19 pandemic. The economic impact of the pandemic has also made it difficult for certain third-party owners or franchisees to meet working capital needs, and could make it difficult for them to service debt obligations or obtain financing on favorable terms, or at all, which could have a significant impact on the overall level, cost, and pace of our future development and, therefore, our ability to increase revenue. The impact of the pandemic could cause third-party owners or franchisees to declare bankruptcy or cause their lenders to declare a default, accelerate the related debt or foreclose on the property. Such bankruptcies, sales or foreclosures could, in some cases, result in the termination of our management or franchise agreements and impact our anticipated income and cash flows. Additionally, third-party owners or franchisees may be, and in limited cases, have been, unable or unwilling to pay us amounts that we are entitled to receive on a timely basis or at all, which has adversely affected, and may continue to adversely affect, our revenues and liquidity.
The COVID-19 pandemic has caused us, and could continue to cause us, to incur additional expenses. For example, as a result of the COVID-19 pandemic and resulting deterioration in hotel operating performance, we may be, and in limited cases, have been, required to fund shortfalls in operating profit under performance tests or guarantees we have entered into in favor of some third-party owners and franchisees. Moreover, our third-party owners and hospitality venture partners could fail to reimburse us for any payments we may be required to make to third-party lenders to whom we made financial guarantees for the timely repayment of all or a portion of the third-party owners' or hospitality ventures' debt related to hotels that we manage or franchise. We have, in limited cases, found it necessary or in the interest of our business to provide financial or other types of support to certain of these parties, and may continue to do so in the future, which could increase our expenses and affect cash flows. While governments have and may continue to implement various stimulus and relief programs, it is uncertain whether and to what extent we or our third-party owners or franchisees will be eligible to participate in, or successfully access, such programs, whether conditions or restrictions imposed under such programs will be acceptable, and whether such programs will be effective in avoiding or significantly mitigating the financial impacts of the COVID-19 pandemic. Further, even after the COVID-19 pandemic subsides, we or our third-party hotel owners and franchisees could experience other short or long-term impacts on our costs, including, for example, the need for enhanced health and hygiene standards or certifications, social distancing requirements, or other precautionary measures in response to the health and safety challenges presented by the COVID-19 pandemic. These effects could impact our ability to generate profits even after revenues improve.

•Operations: As a result of the COVID-19 pandemic and its impact on travel and demand across our system, we took actions and continue to evaluate spending to manage operating expenses and optimize our financial resources. We have received, and may continue to receive, demands or requests from labor unions that represent our colleagues, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits, or other terms that could increase costs, and we could experience labor disputes or disruptions. Some actions we have taken, or that we may take in the future, to reduce costs for us or our third-party owners or franchisees may cause us to experience operational challenges, and may negatively impact guest loyalty, owner preference, or our ability to attract and retain colleagues, and our reputation and market share may suffer as a result. Further, we expect the ongoing recovery period to be extended and that certain operational changes, particularly with respect to enhanced health and safety measures and global care and cleanliness certifications as well as new processes, procedures, and controls, will be necessary over the long-term as a result to changes in our business environment. The challenges of the current operating environment may also adversely impact our ability to maintain brand standards across our portfolio as third-party owners or franchisees may be unwilling or unable to incur the cost of complying with such standards.
•Financial Condition, Indebtedness, and Liquidity: As we manage through the effects of the pandemic, our level of indebtedness has increased and may continue to increase. To enhance our liquidity profile and cash position in response to the COVID-19 pandemic, we amended our revolving credit facility and raised capital by issuing debt securities, and we continue to manage operating expenses and cash flows consistent with business needs and demand levels. A default under our revolving credit facility would enable the lenders to terminate their commitments thereunder and could trigger a cross-default, acceleration, or other consequences under our other indebtedness or financial instruments. There is no guarantee that debt financings will be available in the future to fund our obligations or will be available on terms consistent with our expectations. The impact of the COVID-19 pandemic on the financial markets could adversely affect our ability to raise equity financing. Changes in the credit ratings of our debt, including our revolving credit facility and outstanding senior notes, could have an adverse impact on our interest expense. Our credit ratings have been downgraded, and if our ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our Company, our access to capital and the cost of debt financing would be negatively impacted. Further, the global stock markets have experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic, which may from time to time impact the price of our common stock.
•Growth: The COVID-19 pandemic has impacted, and could continue to impact, the pace and timing of our growth. The current environment has resulted in, and could continue to result in, difficulties for certain third-party hotel owners and franchisees to obtain commercially viable financing. The commitments of third-party owners, franchisees, and developers with whom we have agreements are subject to numerous conditions, and the eventual development and completion of construction of our pipeline properties is subject to numerous risks, including, in certain cases, obtaining adequate financing. In addition, we are experiencing construction and opening delays as a result of business activity restrictions, supply chain interruptions, and rising costs of construction-related labor and materials. As a result some portion, or all, of our current development pipeline may not be completed and developed into new hotels and those hotels may not open when anticipated or at all, which would impact our net rooms growth. Further, our development pipeline may not grow at the same rate as in the past, and properties in our existing system-wide inventory may exit as a result of the COVID-19 pandemic, which would also negatively impact our net rooms growth. Even if we are able to successfully grow our pipeline, consumer demand for our rooms may remain depressed or improve at a slower rate than our pipeline growth, resulting in over-supply. In addition, if we cannot access the capital we need to fund our operations or implement our growth strategy, we may need to postpone or cancel planned renovations or developments, which could impair our ability to compete effectively and harm our business.
The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the COVID-19 pandemic, any additional resurgence, or COVID-19 variants could precipitate, aggravate, or impact the other risk factors included in this annual report, which in turn could further materially adversely affect our business, financial condition, liquidity, results of operations, and profitability, including in ways that are not currently known to us or that we do not currently consider to present significant risks.

Risks Related to the Hospitality Industry
We are subject to macroeconomic and other factors beyond our control as well as the business, financial, operating, and other risks of the hospitality industry, all of which may adversely affect our financial results and growth.
Macroeconomic and other factors beyond our control as well as the business, financial, operating, and other risks of the hospitality industry can adversely affect demand for hospitality products and services. These factors include:
•changes and volatility in general economic conditions and the impact on consumer discretionary spending, including the severity and duration of any economic downturn in the U.S., Americas, Europe, Asia Pacific, or global economy and financial markets;
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
•decreased demand for business-related travel for in-person meetings due to technological advancements in, and consumer acceptance and adaptation to, virtual meetings and conferences and/or changes in guest and consumer preferences;
•increased in costs due to inflation or other factors that may not be fully offset by increases in revenues in our business;
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

•the attractiveness of our properties and services to consumers and potential owners and competition from other hotels and alternative lodging marketplaces, including online accommodation search and/or reservation services, and hospitality-related businesses;
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
Consumer demand for our products and services is closely linked to global and regional economic conditions and is sensitive to business and personal discretionary spending levels. Changes in consumer demand and general business cycles can subject, and have subjected, our revenues to significant volatility. Adverse general economic conditions, health and safety concerns, risks or restrictions affecting or reducing travel patterns, lower consumer confidence, high unemployment, or adverse political conditions can result in a decline in consumer demand, which can lower the revenues and profitability of our owned and leased properties, the amount of management and franchise fee revenues we are able to generate from our managed and franchised properties, Unlimited Vacation Club, and ALG Vacations. In addition, expenses associated with managing, franchising, licensing, owning, or leasing hotels as well as residential, vacation, and condominium units are relatively fixed. These costs include personnel costs, interest, rent, property taxes, insurance, and utilities, all of which may increase at a greater rate than our revenues and/or may not be able to be reduced at the same rate as declining revenues. Where cost-cutting efforts are insufficient to offset declines in revenues, we could experience a material decline in margins and reduced or negative cash flows. If we are unable to decrease costs significantly or rapidly when demand for our hotels and other properties decreases, the decline in our revenues could have a particularly adverse impact on our net cash flows and profits. Economic downturns generally affect the results derived from owned and leased properties more significantly than those derived from managed and franchised properties due to the high fixed costs associated with operating an owned or leased property and the greater exposure owners have to the properties' performance. Our proportion of owned and leased properties, compared to the number of properties we manage or franchise for third-party owners and franchisees, is larger than that of many of our competitors and, as a result, an environment of depressed demand, like the current one resulting from the COVID-19 pandemic, could have a greater adverse effect on our results of operations. As a result, changes in consumer demand and general business cycles can subject, and have subjected, our revenues, earnings, and results of operations to significant volatility.
Uncertainty regarding the future rate and pace of economic growth in different regions of the world makes it difficult to predict future profitability levels. Additionally, if economic weakness were to affect any particular regions of the world, it could have an adverse impact on our revenues and negatively affect our profitability.
In addition to general economic conditions, new hotel room supply is an important factor that can affect the hospitality industry's performance. Increased or excessive growth in lodging supply could further exacerbate the negative impact from the COVID-19 pandemic, and result in returns that are substantially below expectations or result in losses, which could materially and adversely affect our revenues, profitability, and future growth prospects.
Risks relating to natural or man-made disasters, contagious diseases, such as the COVID-19 pandemic, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our financial condition and results of operations.
Hurricanes, earthquakes, tsunamis, wildfires, and other man-made or natural disasters, as well as the spread or fear of spread of contagious diseases in locations where we own, lease, manage, or franchise significant properties and areas of the world from which we draw a large number of guests, could cause a decline in the level of business and leisure travel in certain regions or as a whole and reduce the demand for lodging, which may adversely affect our financial and operating performance, as has been the case with the COVID-19 pandemic. See also "Risks Related to the COVID-19 Pandemic— The COVID-19 pandemic has had, and could continue to have, a material adverse impact on the travel industry generally and, as a result, on our business and results of operations, and these impacts may persist for an extended period of time or become more pronounced over time." Actual or threatened war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty could have a similar effect on our financial condition or our growth strategy. Any one or more of these events may reduce the overall demand for hotel rooms or limit the prices we can obtain for them, both of which could adversely affect our profits and financial results.
Risks Related to Our Business
ALG Acquisition Risks
We may not realize the anticipated benefits from the ALG Acquisition, and our integration process may take longer or be more difficult than anticipated.
The success of the ALG Acquisition will depend, in part, on our ability to realize the anticipated benefits from successfully integrating our and ALG's businesses. We plan on devoting management attention and resources to integrating our and ALG's business practices so that we can fully realize the anticipated benefits of the ALG Acquisition. Nonetheless, the business and assets acquired may not be successful or may require greater resources and investments than originally anticipated. The ALG Acquisition could also result in the assumption of unknown or contingent liabilities, and because ALG operates in the same sector that we do, the ALG Acquisition could also exacerbate a number of risks that currently apply to us.
Potential difficulties we may encounter include the following:
•the inability to successfully combine our and ALG's businesses in a manner that permits us to realize the anticipated benefits of the ALG Acquisition in the time frame currently anticipated, or at all;
•difficulties resulting from developments of the COVID-19 pandemic, including the emergence of new virus variants or limits in the effectiveness of vaccination programs, which could cause us to slow, cease, or reevaluate the focus of integration efforts or impair the value of our and/or ALG's assets;
•the failure to integrate and or interface internal systems, programs, and internal controls;
•the application of different accounting policies, assumptions, or judgments to ALG's operational results than ALG applied in the past;
•the inability to successfully realize the anticipated value from ALG's assets or the expected benefits and added value from the World of Hyatt loyalty program and ALG's Unlimited Vacation Club paid membership program;
•loss of sales and other commercial relationships;
•the complexities associated with managing the combined company and the additional complexities of combining two companies with different histories, markets, strategies, and customer bases;
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
A significant portion of the purchase price for the ALG Acquisition was allocated to goodwill and intangible assets. We test goodwill and indefinite-lived intangible assets for impairment on an annual basis and at an interim date, if indicators of impairment exist. We evaluate definite-lived intangible assets for impairment on a quarterly basis. If our acquisition of ALG does not yield expected returns, we may be required to record impairment losses, which could materially adversely affect our reported results.
Any of these risks could adversely affect our ability to maintain relationships with guests, customers, vendors, colleagues, and other commercial relationships or adversely affect our or ALG's future operational results. As a result, the anticipated benefits of the ALG Acquisition may not be realized at all or may take longer to realize or may cost more than expected, which could adversely affect our business, financial condition, results of operations, and growth prospects. In addition, changes in laws and regulations could adversely impact our business, financial condition, results of operations, and growth prospects after the ALG Acquisition.

We incurred additional expenses and indebtedness related to the ALG Acquisition and expect to incur additional integration expenses.
We expect to incur additional expenses in integrating aspects of the business, practices, policies, and procedures of ALG in connection with the ALG Acquisition. While we have assumed that a certain level of integration expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Also, we incurred additional indebtedness to fund the ALG Acquisition, which increases our debt service obligations and the risk of a downgrade of our credit ratings by credit rating agencies. On November 3, 2021, Standard & Poor's Financial Services, LLC, a subsidiary of McGraw Hill Financial, Inc. ("S&P") lowered our credit rating to BB+ from BBB-. We cannot assure you that these additional expenses or indebtedness will not have an adverse effect on us or our results of operations or will not result in a future downgrade.
Competition Risks
Because we operate in a highly competitive industry, our revenues, profits, or market share could be harmed if we are unable to compete effectively, and new distribution channels, alternatives to traditional hotels, and industry consolidation among our competitors may negatively impact our business.
The segments of the hospitality industry in which we operate are subject to intense competition. Our principal competitors are other operators of full service, select service, extended stay, and all-inclusive properties, including other major hospitality chains with well-established and recognized brands, as well as cruise line operators. Some of these major hospitality chains are larger than we are based on the number of properties or rooms they manage, franchise, own, or lease or based on the number of geographic locations in which they operate. Some of our competitors also have significantly more members participating in their loyalty programs or paid vacation programs which may enable them to attract more customers and more effectively retain such guests. Our competitors may also have greater financial and marketing resources than we do, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could adversely affect our ability to compete for guests effectively. In addition to these competitors, we also compete against smaller hotel chains and independent and local hotel owners and operators.
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
We expect to continue to derive most of our business from traditional channels of distribution and our digital platforms. However, consumers worldwide routinely use internet travel intermediaries such as Expedia.com, Priceline.com, Booking.com, Travelocity.com, and Orbitz.com, as well as lesser-known online travel service providers, to book travel. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Some of these intermediaries are attempting to increase the importance of generic quality indicators (such as "four-star downtown hotel") at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservation systems rather than to our brands. Some of these intermediaries have launched their own loyalty programs to further develop loyalties to their reservation systems. In addition, these intermediaries typically obtain higher commissions or other potentially significant contract concessions, increasing the overall cost of these third-party distribution channels. If the volume of sales made through internet travel intermediaries continues to increase, consumers may develop stronger loyalties to these intermediaries rather than to our brands, our distribution costs could increase significantly, and our business revenues and profits could be harmed.

If we are unable to establish and maintain key distribution arrangements for our properties or hospitality-related businesses, the demand for our rooms, hospitality-related services, and revenues could decrease.
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
In addition, the success of ALG Vacations is dependent on distribution arrangements with various third parties such as hotel companies, travel agencies, and tour operators who provide the various components of vacation packages offered to customers, and certain cooperative marketing agreements with governments in various jurisdictions to market a particular destination for travel. In addition, our marketing and distribution agreements with airline vacation brands are generally terminable at will by either party with short notice periods. The loss of participation by third-party providers or the failure to maintain distribution arrangements or cooperative agreements on favorable terms could adversely impact these businesses.
We compete for guests, customers, management and franchise agreements, and residential, vacation, and condominium units based on a variety of factors.
We compete for guests at hotels and resorts and for customers of our services and paid vacation program, based primarily on brand name recognition and reputation, location, customer satisfaction, room rates, quality of service, amenities, quality of accommodations, security, our cancellation policy, the ability to earn and redeem loyalty program points, and access preferred rate hotel inventory.
We compete for management agreements based primarily on the value and quality of our management services, our brand name recognition and reputation, the level of our management fees, room rate expectations, the cost of our system-wide services, the terms of our management agreements, including compared to the terms our competitors offer, and the economic advantages to the property owner of retaining our management services and using our brand name. We compete for franchise agreements primarily based on brand name recognition and reputation, the room rate that can be realized, the cost of our system-wide services, and the royalty fees charged. Other competitive factors for management and franchise agreements are relationships with property owners and investors, availability and affordability of financing, marketing support, loyalty programs, reservation and e-commerce system capacity and efficiency, distribution channels, limitations on the expansion of one or more of our brands in certain geographic areas due to restrictions previously agreed to in order to secure management and franchise opportunities, and the ability to provide capital that may be necessary to obtain management and franchise agreements.
The residential, vacation, and condominium units which we manage, own, or to which we provide services or license our trademarks compete with other properties principally on the basis of location, quality of accommodations, price, financing terms, quality of service, terms of property use, opportunity to exchange for time at other vacation properties, as applicable, and brand name recognition and reputation. In addition, our residential and condominium units compete with peer-to-peer inventory sources that allow travelers to book stays on websites that facilitate the short-term rental of homes and apartments from owners, such as Airbnb, Vrbo, and Vacasa, and residential projects affiliated with branded hospitality companies. Our vacation ownership business also competes with national and independent vacation ownership club operators and owners reselling their interests in these properties, which could reduce demand or prices for new vacation ownership properties.
Operational Risks
The ALG Acquisition will only magnify the general operational risks that we face.
The acquired ALG business is subject to many of the same operational risks as our business prior to the ALG Acquisition, as described in the risk factors included in this annual report. Given the substantial size of the ALG business and associated complexities, many of the risk factors that we faced prior to the ALG Acquisition will only become more magnified and substantial and the expanded business will only pose additional challenges for management, including those that relate to management and monitoring of new operations.

The risks of doing business internationally, or in a particular country or region, could lower our revenues, increase our costs, reduce our profits, or disrupt our business.
Our operations outside the United States represented approximately 24% of our revenues for the year ended December 31, 2021. Our properties outside of the United States represent approximately 48% of the rooms in our system-wide inventory at December 31, 2021. Over the long term, we expect our international operations may account for an increasing portion of our total revenues and rooms.
As a result, we are subject to the risks of doing business outside the United States, including:
•the costs of complying with laws, regulations, and policies, including taxation policies, of foreign governments relating to investments and operations; the costs or desirability of complying with local practices and customs; and the impact of various anti-corruption and other laws affecting the activities of U.S. companies abroad;
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
While these factors and the impact of these factors are difficult to predict, any one or more of them could lower our revenues, affect our operations, increase our costs, reduce our profits, or disrupt our business. For example, our financial results have been materially adversely affected by the COVID-19 pandemic.
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
The World of Hyatt loyalty program is a platform for engagement with our most loyal guests, providing increased benefits and recognition as they continue to engage with Hyatt. We believe World of Hyatt will continue to develop loyalty by fostering personal relationships and creating emotional connections that inspire brand preference. The success of our business depends in part on attracting new consumers, enhancing digital platforms that are preferred by loyalty members, and driving continued participation in the loyalty program by loyalty members. If guests, third-party owners, or franchisees do not accept the loyalty program or if we are unable to operate the loyalty program successfully, our business could be adversely impacted. Further, our digital platforms are focused on driving outstanding guest experiences that differentiate Hyatt and drive revenue through direct bookings, but may not deliver all or part of the expected benefits. If our digital platforms do not evolve in a way that is able to adapt to future technology or keep pace with changes in consumer preferences, our hotel performance could become increasingly challenged.
In addition, as part of the ALG Acquisition, we are identifying ways in which the World of Hyatt loyalty program and the Unlimited Vacation Club membership program will continue to offer added value and unique benefits to loyalty members and Unlimited Vacation Club members. The expected benefits and added value from the two programs, however, may not be realized at all, may take longer to realize, or may require additional resources than originally expected, which could adversely affect our relationships with guests, customers, Unlimited Vacation Club members, and third-party owners or franchisees, as well as our business, financial condition, or results of operations.
The Unlimited Vacation Club is a paid membership program that is dependent on offering preferred rate hotel inventory, and access to key sales locations including on-site sale opportunities and could be negatively impacted by lack of resort inventory, member terminations, or a failure to collect membership fees.
Unlimited Vacation Club memberships are sold onsite at AMR Collection resorts and other select locations and the failure to maintain good relationships with third-party owners to continue selling Unlimited Vacation Club memberships onsite and negotiate other favorable sales locations could have a material adverse effect on the success and future growth of the Unlimited Vacation Club membership program. In addition, if future sales efforts are not successful, if third-party owners do not accept the Unlimited Vacation Club program, or if we are unable to operate the program successfully, our business could be adversely impacted.
Unlimited Vacation Club memberships are generally long-term in nature with membership fees being paid either upfront or collected over time, and are subject to certain termination rights. If new members are not enrolled, memberships are not renewed, memberships are cancelled, or we are unable to timely collect membership fees, our business, financial condition, or results of operations could be negatively impacted.
Adverse incidents at, or adverse publicity concerning, our businesses or our corporate responsibilities could harm our brands and reputation, as well as adversely affect our market share, business, financial condition, or results of operations.
Our brands and our reputation are among our most important assets. Our reputational value is based, in part, on the external perceptions of Hyatt, the quality of our hotels and services, and our corporate and management integrity. An incident involving the potential safety or security of our guests, customers, or colleagues; adverse publicity regarding safety or security of travel destinations around the globe or at our competitors' properties, or in respect of our third-party vendors or owners and the industry; or any media coverage resulting therefrom, may harm our brands and reputation, cause a loss of consumer confidence in Hyatt and the industry, and negatively impact our results of operations.
Additionally, our reputation could be harmed if we fail to, or are perceived to, not comply with various regulatory requirements or if we fail to act responsibly or are perceived as not acting responsibly in a number of areas such as health, safety and security, data security, diversity and inclusion, group events with controversial groups or speakers, sustainability, responsible tourism, environmental stewardship, supply chain management, climate change, human rights, philanthropy and support for local communities, and corporate governance. We manage a broad range of ESG and corporate responsibility matters, taking into consideration their expected impact on the sustainability of our business over time, and the potential impact of our business on society and the environment. Adverse incidents with respect to our corporate responsibility efforts could impact the value of our brands or our reputation, the cost of our operations, and relationships with investors and stakeholders, all of which could adversely affect our business and results of operations.
The continued expansion in the use and influence of social media has compounded the potential scope of negative publicity that could be generated, lead to litigation or governmental investigations, or damage our reputation. Adverse incidents have occurred in the past and may occur in the future. Negative incidents could lead to tangible adverse effects on our business, including lost sales, boycotts, reduced enrollment and/or participation in the loyalty program, or paid membership program, disruption of access to our digital platforms, loss of development opportunities, or reduced colleague retention and increased recruiting difficulties. Any decline in the reputation or perceived quality of our brands or corporate image could adversely affect our market share, business, financial condition, or results of operations.
Labor shortages could restrict our ability to operate our properties or grow our business or result in increased labor costs that could reduce our profits.
Our success depends in large part on the ability to attract, retain, train, manage, and engage our colleagues. Our properties are staffed 24 hours a day, seven days a week by thousands of colleagues around the world. If we and our third-party owners or franchisees are unable to attract, retain, train, and engage skilled colleagues, the ability to manage and staff properties adequately could be impaired, which could reduce customer satisfaction and limit our ability to grow and expand our business.
We have experienced challenges hiring for certain on-property and corporate positions due to various factors, such as competition for labor from other industries, and these circumstances could continue or worsen in the future to an extent and for durations that we are not able to predict. Labor shortages have resulted and could continue to result in higher wages and initial hiring costs, increasing our labor costs at our hotels, which could reduce our revenues and profits. The impact of the COVID-19 pandemic on the hospitality industry has adversely affected and may in the future continue to adversely affect our ability to attract and retain colleagues.
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
Our management and franchise agreements may terminate prematurely in certain cases. Some of our management agreements provide early termination rights to owners of the hotels we manage upon the occurrence of a stated event, such as the sale of the hotel or our failure to meet a specified performance test, and some of our management agreements grant hotel owners the right to terminate the hotel management agreement and convert the hotel to a Hyatt franchise.
Generally, termination rights under performance tests are based on the property's individual performance, its performance when compared to a specified set of competitive hotels branded by other hotel operators, or both. Some agreements require a failure of one test, and other agreements require a failure of more than one test, before termination rights are triggered. These termination rights are usually triggered if we do not meet the performance tests over multiple years. Generally, we have the option to cure performance failures by making an agreed-upon cure payment. However, our cure rights may be limited, and the failure to meet the performance tests may result in the termination of our management agreement. In the past we have (1) failed performance tests, received notices of termination, and elected to make cure payments, (2) failed performance tests and negotiated an alternative resolution, and (3) failed performance tests and elected not to make a cure payment. When any termination notice is received, we evaluate all relevant facts and circumstances at the time in deciding whether to cure. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements" for more information related to performance test payments. In addition, some of our management agreements give third-party property owners the right to terminate upon payment of a termination fee to us after a certain period of time, upon sale of the property, or another stated event. Our franchise agreements typically require franchisees to pay a fee to us before terminating. In addition, if an owner files for bankruptcy, our management and franchise agreements may be terminable under applicable law. If a management or franchise agreement terminates, we would lose the revenues we derive from that agreement and could incur costs related to ending our relationship with the third party and exiting the property.
Our growth strategy depends upon attracting third-party owners and franchisees to our platform, and future arrangements with these third parties may be less favorable to us, depending on the terms offered by our competitors.
Our growth strategy includes entering into and maintaining various arrangements with property owners. The terms of our management agreements and franchise agreements are influenced by contract terms offered by our competitors, among other things. We cannot assure you that any of our current arrangements will continue or that we will be able to enter into future arrangements, renew agreements, or enter into new agreements in the future on terms that are as favorable to us as those that exist today.
Some of our existing development pipeline may not be developed into new hotels or may not open on the anticipated timeline, which could materially adversely affect our growth prospects.
At December 31, 2021, our executed contract base consisted of approximately 540 hotels, or approximately 113,000 rooms. The commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, obtaining governmental and regulatory approvals and adequate financing. As a result, we cannot assure you that our entire development pipeline will be completed and developed into new hotels or that those hotels will open when anticipated, which may impact our net rooms growth. We also cannot assure you that consumer demand will meet the new supply as hotels open. The COVID-19 pandemic has resulted in, and could continue to result in, difficulties for certain hotel owners and franchisees to obtain commercially viable financing, which may negatively impact our future development pipeline. See also "Risks Related to the COVID-19 Pandemic— The COVID-19 pandemic has had, and could continue to have, a material adverse impact on the travel industry generally and, as a result, on our business and results of operations, and these impacts may persist for an extended period of time or become more pronounced over time."
If we or our third-party owners or franchisees are not able to maintain our current brand standards or we are not able to develop new initiatives, including new brands, successfully, our business and profitability could be harmed.
We manage and franchise properties owned by third parties under the terms of management and franchise agreements and expect franchise ownership to continue to increase significantly over time. These agreements require third-party property owners or franchisees to comply with standards that are essential to maintaining our brand integrity and reputation. We depend on third-party property owners or franchisees to comply with these requirements by maintaining and improving properties through investments, including investments in furniture, fixtures, amenities, and personnel. If our third-party property owners or franchisees fail to make investments necessary to maintain or improve the properties we manage or franchise, our brand preference and reputation could suffer. Moreover, third-party owners or franchisees may be unwilling or unable to incur the cost of complying with brand standards for new and existing brands as such brands may evolve from time to time. This could result in poor hotel performance, force us to absorb costs to ensure that brand standards come to market in a timely fashion, or exert resources to terminate agreements with such third-party owners or franchisees. Moreover, as we continue to increase our franchised hotel presence, our ability to maintain brand standards may become increasingly challenging. Our ability to implement and maintain brand standards across our portfolio of properties is more challenging in the current operating environment as a result of the COVID-19 pandemic.
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
The terms of certain guarantees to hotel owners may require us to fund shortfalls if the hotels do not attain specified levels of operating profit. This guaranteed funding to hotel owners may not be recoverable to us and could lower our profits and reduce our cash flows. We continue to review and evaluate contractual obligations in the management agreements acquired in the ALG Acquisition, and any contractual guarantee obligations, if identified, could be material and may increase our liabilities assumed in the ALG Acquisition. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements" for more information related to our guarantees.
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
We plan to sell selected properties; however, we may be unable to sell selected owned properties at acceptable terms and conditions, if at all, or within targeted timeframes.
As part of our capital strategy, including our additional commitment announced in August 2021 to realize $2.0 billion of proceeds from the sale of owned assets by December 31, 2024, we plan, from time to time, to sell certain properties, subject to a management or franchise agreement, with the primary purpose of reinvesting the proceeds to support the growth of our business. As we actively market and look to sell selected properties, general economic conditions, impacts of the COVID-19 pandemic, and/or property-specific issues may negatively affect the value of our properties, prevent us from selling the property on acceptable terms, or prevent us from selling properties within our previously announced timeframe. We cannot guarantee that we will be able to consummate any such sales on commercially reasonable terms or at all, or that we will realize any anticipated benefits from such sales. Real estate investments often cannot be sold quickly. Dispositions of real estate assets can be particularly difficult in a challenging economic environment as financing alternatives are often limited for potential buyers. As a result, economic conditions may prevent potential purchasers from obtaining financing on acceptable terms, if at all, thereby delaying or preventing our ability to sell the properties selected for disposition. Our inability to sell assets, or to sell such assets at attractive prices, could have an adverse impact on our ability to realize proceeds for reinvestment, return capital to shareholders, repay our debt, and/or execute on our long-term strategy. In addition, even if we are successful in consummating sales of selected properties, such dispositions may result in losses. Further, as we continue to manage through the effects of the COVID-19 pandemic, our level of indebtedness has increased and may continue to increase, and proceeds from asset sales may be used to repay indebtedness.
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
•coordinating sales, distribution, loyalty, membership, and marketing functions;
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
See also "Risks Related to Our Business—Acquisition Risks—We may not realize the anticipated benefits from the ALG Acquisition and our integration process may take longer or be more difficult than anticipated."
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
We must maintain and renovate the properties that we own and lease in order to remain competitive, maintain the value and brand standards of our properties, and comply with applicable laws and regulations. We also selectively undertake ground-up construction of properties together with hospitality venture partners in an effort to expand our brand presence. These efforts are subject to a number of risks, including:
•construction delays or cost overruns, including labor and materials, that may increase project costs;
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

Additionally, developing new properties typically involves lengthy development periods during which significant amounts of capital must be funded before the properties begin to operate and generate revenue. If the cost of funding new development exceeds budgeted amounts and/or the time period for development is longer than initially anticipated, our profits could be reduced. Further, due to the lengthy development cycle, intervening adverse economic conditions may alter or impede our development plans, thereby resulting in incremental costs to us or potential impairment charges. Moreover, during the early stages of operations, charges related to interest expense and depreciation may substantially detract from, or even outweigh, the profitability of certain new property investments.
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
The availability of capital or the conditions under which we or our third-party owners, franchisees, or development partners can obtain capital can have a significant impact on the overall level, cost, and pace of future development and therefore, the ability to grow our revenues. The most recent economic downturn caused credit markets to experience significant disruption severely reducing liquidity and credit availability, and the COVID-19 pandemic has resulted in, and could continue to result in, difficulties for certain third-party hotel owners and franchisees to obtain commercially viable financing. Such disruptions may diminish the ability and desire of existing and potential development partners to access capital necessary to develop properties. Our ability to access additional capital could also be limited by the terms of our revolving credit facility, which restricts our ability to incur debt under certain circumstances. Additionally, if one or more of the financial institutions that support our revolving credit facility fail, we may not be able to find a replacement, which would reduce the availability of funds that we can borrow under the facility.
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
At times, we make loans to our third-party hotel owners, franchisees or hospitality venture partners, and in other circumstances, we may provide senior secured financing or subordinated forms of financing to third-party owners or franchisees. We could suffer losses if third-party property owners or franchisees default on loans we provide. Additionally, we may provide financial guarantees to third-party lenders related to the timely repayment of all or a portion of the associated debt on certain properties. The guarantees may be for the full amount of the debt or may be limited to a portion of the debt. We typically obtain reimbursement agreements from our hospitality venture partners or other third parties with the intent to limit our exposure to our share of the debt. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 6 to our Consolidated Financial Statements" for more information related to our loans and other financing arrangements and "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements" for more information related to our guarantees.
We are exposed to counterparty and credit risk and fluctuations in the market values of our investment portfolio.
Cash balances not required to fund our daily operating activities are invested in interest-bearing investments with a greater focus placed on capital preservation than on investment return. The majority of our cash and cash equivalent balances are held on deposit with high quality financial institutions that hold long-term ratings of at least BBB or Baa from S&P or Moody's Investors Service, Inc. ("Moody's"), respectively, and in AAA-rated money market funds. As such, we are exposed to counterparty risk on our cash and cash equivalent balances. We also have established investment accounts for purposes of investing portions of cash resources for the World of Hyatt loyalty program, certain benefit programs, and our captive insurance company. Although we have not recognized any significant losses to date on these investments, any significant declines in their market values could materially adversely affect our financial condition and results. Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk, or other factors. As a result, the value and liquidity of our investments could decline and result in impairments, which could materially adversely affect our financial condition and results.
Technology and Information Systems Risks
Cyber risk and the failure to maintain the availability or security of our systems or customer, colleague, or Company data could adversely affect our business, harm our reputation, and/or subject us to costs, fines, penalties, investigations, enforcement actions, or lawsuits.
We collect, use, and retain large volumes of customer data, including payment card numbers and other personal information for business, marketing, and other purposes, and our various information technology systems capture, process, summarize, and report such data. We also maintain personal information and other data about our colleagues. We store and process such customer, colleague, and Company data both at onsite facilities and at third-party owned facilities including, for example, in third-party hosted cloud environments. We also rely on the availability of information technology systems to operate our business, including communications; reservations; digital platforms, including the loyalty program and paid membership program; guest services; payments; and other general operations. The availability and protection of customer, member, colleague, and Company data, as well as the continuous operation of our systems, are critical to our business. Our customers and colleagues expect we, as well as our third-party owners, franchisees, licensees, hospitality venture partners, and service providers, will adequately protect their personal information and that our services will be continuously available.
The regulations and contractual obligations applicable to security and privacy are increasingly demanding, both in the United States and in other jurisdictions where we operate, and cyber threat actors regularly target the hospitality industry. In addition, the scope and complexity of the cyber-threat landscape could affect our ability to adapt to and comply with changing regulatory obligations and expectations. Because of the scope and complexity of our information technology structure, our reliance on third party hardware, software, and services to support and protect our structure and data, and the constantly evolving cyber-threat landscape, our systems may be vulnerable to disruptions, failures, unauthorized access, cyber-terrorism, human error, negligence, fraud, or other misuse. Moreover, our systems, colleagues, and customers may be targeted by social engineering attacks or account takeover tactics that may, among other things, aim to obtain funds or information fraudulently. These or similar occurrences, whether accidental or intentional, could result in an interruption in the operation of our systems or theft, unauthorized access, disclosure, loss, and fraudulent or unlawful use of customer, colleague, or Company data, all of which could impact our business, result in operational inefficiencies or loss of business, create negative publicity, cause harm to our reputation, or subject us to remedial and other costs, fines, penalties, investigations, enforcement actions, or lawsuits. Additionally, we increasingly rely on third-party owners, franchisees, licensees, and hospitality venture partners who operate their own networks and systems and engage with their own service providers, and a security incident involving such networks or systems could lead to an interruption in, or other adverse effects on, our business, resulting in operational inefficiencies, potential exposure to fines or litigation, or loss of business, and negative publicity and reputational harm.

In addition, we may be subject to data risks and cyber security vulnerabilities as part of the ALG Acquisition. Our due diligence and post-acquisition assessments of ALG's cyber security controls and procedures and information technology systems may not be sufficient to detect current or prior security incidents that have not yet been detected or to identify security measures that are not sufficient to appropriately address security risks to data and business continuity. Any such security incidents may pose material cyber security risks, including risks of theft, unauthorized access, disclosure, loss, and fraudulent use of customer colleague, or Company data.
We have previously detected and disclosed prior incidents involving cyber threat actors who have attacked our systems, as well as those operated by third-parties. We expect ongoing attempts to gain access to our systems and those operated by our third-party owners, franchisees, licensees, hospitality venture partners, and vendors. We also may be victims of current or future software supply-chain incidents, even if those incidents are not directly targeted at Hyatt. We continue to use an evolving privacy and security risk management framework utilizing risk assessments to identify priorities for enhancements. While we implement security measures designed to safeguard our systems and data and have business continuity measures, and intend to continue implementing additional measures in the future, our implementation efforts may be incomplete or our measures may not be sufficient to maintain the confidentiality, security, or availability of the data we collect, store, and use to operate our business. We work to continuously evaluate our security posture throughout our business and make appropriate changes to our operating processes and improve our defenses. Although we carry cyber insurance that is designed to protect us against certain losses related to cyber risks, that insurance coverage may not be sufficient or available to cover all expenses or other losses (including fines) or all types of claims that may arise in connection with cyberattacks, security compromises, and other related incidents. Any future occurrences could result in costs and business impacts that may not be covered or may be in excess of any available insurance that we, or our third-party owners, franchisees, licensees, or hospitality venture partners, may have arranged. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all. As a result, future incidents could have a material impact on our business and adversely affect our financial condition and results of operations.
Information technology system failures, delays in the operation of our information technology systems, or system enhancement failures could reduce our revenues and profits and harm the reputation of our brands and our business.
Our success depends on the efficient and uninterrupted operation of our information technology systems and technology services delivered to Hyatt by third-party or cloud providers. For example, we depend on our central reservation system, which allows bookings by hotels directly, via telephone through our global contact centers, by travel agents, through our digital platforms, and through our online reservations partners. In addition, we depend on information technology to run our day-to-day operations, including, among others, hotel services and amenities such as guest check-in and check-out, housekeeping and room service, and systems for tracking and reporting our financial results and the financial results of our hotels.
Our information technology systems and technology services delivered to Hyatt by third-party or cloud providers are vulnerable to damage or interruption from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, and similar events. The occurrence of any of these natural or man-made disasters or unanticipated problems at any of our information technology facilities or any of our global contact centers or at our third-party or cloud providers could cause interruptions or delays in our business, loss of data, or render us unable to process reservations.
In addition, if our information technology systems or technology services delivered to Hyatt by third-party or cloud providers are unable to provide the information communications capacity that we need or if these information technology systems suffer problems caused by installing system enhancements, we could experience similar failures or interruptions. If our information technology systems or technology services delivered to Hyatt by third-party or cloud providers fail and redundant systems or disaster recovery plans are not adequate to address such failures or if our property and business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brands and our business could be harmed.
If we fail to stay current with developments in technology necessary for our business, our operations could be harmed and our ability to compete effectively could be diminished.
Sophisticated information technology and other systems are instrumental for the hospitality industry, including systems used for our central reservations, revenue management, property management, and global loyalty program, as well as technology systems that we make available to our guests. These information technology and other systems must be refined, updated, or replaced with more advanced systems on a regular basis. Developing and maintaining these systems may require significant capital. If we are unable to replace or introduce information technology and other systems as quickly as our competitors or within budgeted costs or schedules when these systems become outdated or require replacement or if we are unable to achieve the intended benefits of any new information technology or other systems, our operations could be harmed and our ability to compete effectively could be diminished.

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

Indebtedness Risks
Our indebtedness exposes us to a variety of financial and operational risks.
The terms of the indenture governing our Senior Notes and those of our revolving credit facility subject us to the following:
•a risk that cash flow from operations will be insufficient to meet required payments of principal and interest;
•restrictive covenants, including covenants related to certain financial ratios; and
•the risk that any increase in the interest rate applicable to any borrowings under our revolving credit facility or under our Senior Notes that bear interest at a floating rate could reduce our cash flows available for other corporate purposes, including investments in our portfolio, could limit our ability to refinance existing debt when it matures, or could increase interest costs on any debt that is refinanced.
See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for further information related to restrictions under our financial covenants, and Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements" for a description of the terms of the indenture governing our Senior Notes.
Although we anticipate we will be able to repay or refinance our existing indebtedness when it matures, there can be no assurance we will be able to do so, or that the terms of such refinancing will be favorable.
A substantial decrease in operating cash flow, consolidated EBITDA as defined in our revolving credit facility, or a substantial increase in our expenses may make it difficult for us to meet our existing debt service requirements and restrictive covenants. As a result, we could be forced to sell assets and/or modify our operations. Our existing leverage may also impair our ability to obtain additional financing for acquisitions, working capital, capital expenditures, or other purposes, if necessary, or require us to accept terms otherwise unfavorable to us.
A portion of our indebtedness, certain of our derivative instruments, and the terms of our revolving credit facility bear interest at fluctuating interest rates, some of which are tied to the London Interbank Offered Rate ("LIBOR"). In 2017, the U.K. Financial Conduct Authority ("FCA") announced that it intends to phase out LIBOR, and in 2021, it announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1 week and 2 month USD settings, and immediately after June 30, 2023, in the case of the remaining USD settings. The U.S. Federal Reserve (the "Federal Reserve") has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR in the U.S. Working groups formed by financial regulators in other jurisdictions, including the U.K., the European Union, Japan and Switzerland, have also recommended alternatives to LIBOR denominated in their local currencies. Although SOFR appears to be the preferred replacement rate for USD LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR's phase out could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could have an uncertain impact on our cost of funds, our receipts or payments under agreements that rely on LIBOR, and the valuation of derivative or other contracts to which we are a party, any of which could impact our results of operations and cash flows.
Rating agency downgrades may increase our cost of capital.
The interest rate on borrowings and the facility fee under our revolving credit facility are determined by a pricing grid, which is dependent in part on our credit ratings by S&P, and Moody's. Lower ratings result in a higher cost of funds. Therefore, if these independent rating agencies were to downgrade our credit ratings or if we no longer have a credit rating from either agency, the cost of our borrowing and the amount of the facility fee under our revolving credit facility will increase as specified in the pricing grid. In 2021, S&P downgraded us from BBB- to BB+, which had a negative impact on our cost of borrowing. Any future downgrade of our credit ratings by the rating agencies could reduce or limit our access to capital and further increase our cost of capital.

Risks Related to Laws, Regulations, and Insurance
Our failure, or the failure by third-party owners, franchisees, or hospitality venture partners, to comply with applicable laws and regulations may increase our costs, reduce our profits, or limit our growth.
Our businesses, properties, and colleagues are subject to a variety of laws and regulations around the globe. Generally, these laws and regulations address our sales and marketing and advertising efforts, our handling of privacy issues and customer data, our anti-corruption efforts, our ability to obtain licenses for business operations such as sales of food and liquor, and matters relating to immigration, the environment, health and safety, health care, gaming, competition, and trade, among other things. Regulations related to our Unlimited Vacation Club business varies by jurisdictions and future regulations or changes to existing regulations may affect the business and the growth prospects of the Unlimited Vacation Club membership program.
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
Franchising Business
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
If we, our hospitality ventures, or our third-party owners fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm, incarceration of our colleagues, or restrictions on our operation or ownership of hotels and other properties, including the termination of our management, franchise, and ownership rights. These restrictions could increase our costs of operations, reduce our profits, or cause us to forgo development opportunities that would otherwise support our growth.
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
Our global operations subject us to income and non-income based taxes such as sales, use, value added, goods and services, payroll, property, and franchise taxes in numerous jurisdictions. Our future tax expenses and liabilities could be affected by changes in tax laws or the interpretation of the tax laws, as well as changes in our business operations. Our future tax expense could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes to our global transfer pricing methodologies, changes in the valuation of our deferred tax assets and liabilities, including net operating losses, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, the U.S. federal, state, local, and foreign governments make substantive changes to tax rules and the application thereof, such as the Base Erosion and Profit Shifting project ("BEPS") being undertaken by the Organization for Economic Cooperation and Development. Legislative and tax treaty changes and the interpretation thereof could result in materially higher corporate taxes than would be incurred under existing tax law or interpretation and could adversely impact profitability. As tax authorities increase their efforts to increase revenue, changes in tax laws and the frequency of tax audits could increase our future tax liabilities.
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
Other laws and regulations require us to manage, abate, or remove materials containing hazardous substances such as mold, lead, or asbestos during demolitions, renovations, or remodeling at properties that we manage, own, lease, or develop or to obtain permits for certain of our equipment or operations. The costs of such management, abatement, removal, or permitting could be substantial. Further, we may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with one or more of our properties. Complying with these laws and regulations, or addressing violations arising under them, could increase our environmental costs and liabilities, reduce our profits, or limit our ability to run our business. Existing environmental laws and regulations may be revised or reinterpreted or new more stringent laws and regulations related to global climate change, air quality, or other environmental, health, and safety concerns may be adopted or become applicable to us. The identification of new areas of contamination, a change in the extent or known scope of contamination, a change in cleanup requirements, or the adoption of new requirements governing our operations could have a material adverse effect on our results or operations, financial condition, and business.
If the insurance that we, our third-party owners, hospitality ventures, franchisees, or licensees carry does not sufficiently cover damage or other potential losses or liabilities involving properties that we own, lease, manage, or franchise, our profits could be reduced.
We, our third-party owners, hospitality ventures, franchisees, and licensees carry insurance from solvent insurance carriers that we believe is adequate for foreseeable losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we, our third-party owners, hospitality ventures, franchisees, or licensees can obtain or restrict our ability, our third-party owners', our hospitality ventures', our franchisees', or our licensees' ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we, our third-party owners, hospitality ventures, franchisees, or licensees carry may not be sufficient to pay the full value of our financial obligations, our liabilities, or the replacement cost of any lost investment or property loss. In addition, there are other risks or losses, such as those related to the COVID-19 pandemic, that may fall outside of the general coverage limits of our policies, may be uninsurable, or with respect to which the cost of insurance is too expensive to justify. In some cases, these factors could result in certain losses being completely uninsured. As a result, we could lose some or all of the capital we have invested in a property as well as the anticipated future revenues, profits, management fees, franchise fees, or license fees from the property, we could remain obligated for performance guarantees in favor of third-party property owners and franchisees or for their debt or other financial obligations, we could suffer an uninsured or underinsured property loss, or we may not have sufficient insurance to cover awards or damages resulting from our liabilities. If the insurance that we, our third-party owners, hospitality ventures, franchisees, or licensees carry does not sufficiently cover damages or other losses or liabilities, our profits could be adversely affected.
The Iran Threat Reduction and Syria Human Rights Act of 2012 could result in investigations by the U.S. Government against our Company and could harm our reputation and brands.
The Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRSHR Act") expanded sanctions against Iran and Syria. In addition, the ITRSHR Act instituted disclosure requirements in annual and quarterly reports for public companies engaged in, or affiliated with an entity engaged in certain activities involving the Government of Iran, involving other entities and persons targeted under certain OFAC sanctions, or otherwise involving specified activities under the ITRSHR Act. A company subject to Section 219 of the ITRSHR Act must make detailed disclosures about certain activities knowingly conducted by it or any of its affiliates. We did not identify any 2021 activities required to be disclosed. In the event Hyatt were to engage in certain activities that are subject to disclosure pursuant to Section 219 of the ITRSHR Act and Section 13(r) of the Exchange Act, we would be required to separately file, concurrently with any ITRSHR Act disclosure, a notice to the SEC that such activities were disclosed in our quarterly or annual report filings, which notice must also contain the information required by Section 13(r) of the Exchange Act. The SEC is required to post this notice of disclosure on its website and send the report to the President and certain Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed on the Company. Disclosure of such activities, even if they are not subject to sanctions under applicable law, and any sanction actually imposed on us or our affiliates as a result of these activities, could harm our reputation and brands and have a negative impact on our results of operations.

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
Our dividend policy or share repurchase program may change from time to time, and we may not declare dividends or repurchase shares in any particular amounts, in amounts consistent with historical practice, or at all. Our repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares and the timing and amount of repurchases, if any, will depend on several factors, including market and business conditions, applicable debt covenants, the timing and amount of cash proceeds from asset dispositions, the timing and amount of any like-kind exchange transactions and other tax-planning matters, the trading price of our common stock, the nature of other investment opportunities, and other factors as our board of directors may deem relevant from time to time. Dividend payments or repurchase activity could have a negative effect on our stock price, increase volatility, or fail to enhance shareholder value. The actual declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates, if any, are subject to determination by our board of directors after its review of our business strategy, applicable debt covenants, financial performance and position, and other factors as our board of directors may deem relevant from time to time. Our declaration and payment of future dividends is subject to risks and uncertainties, including: deterioration of our financial performance or position, inability to declare a dividend in compliance with applicable laws or debt covenants, an increase in our cash needs or decrease in available cash, and the business judgment of the board of directors that a declaration of a dividend is not in the best interest of our shareholders.
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
Our Class B common stock is entitled to ten votes per share and our Class A common stock is entitled to one vote per share. At January 31, 2022, Pritzker family business interests beneficially own, in the aggregate, 57,382,876 shares, or approximately 96.2%, of our Class B common stock, and 255,349 shares, or 0.5%, of Class A common stock, representing approximately 52.4% of the outstanding shares of our common stock and approximately 88.8% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation, or sale of all or substantially all of our assets and any other significant transaction. While the voting agreements are in effect, they may provide our board of directors with the effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. This concentrated control will limit your ability to influence corporate matters, and the interests of Pritzker family business interests may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. See also "—Voting agreements entered into with or among our major stockholders, including Pritzker family business interests, will result in a substantial number of our shares being voted consistent with the recommendation of our board of directors, and may limit your ability to influence the election of directors and other matters submitted to stockholders for approval."
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
Pritzker family business interests, which beneficially own at January 31, 2022, directly or indirectly, 57,638,225 shares, or 52.4% of our total outstanding common stock and control approximately 88.8% of our total voting power, have entered into a voting agreement with respect to all shares of common stock beneficially owned by Pritzker family business interests. During the term of the voting agreement, which expires on the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by non-Pritzker family business interests, Pritzker family business interests have agreed to vote their shares of our common stock consistent with the recommendation of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). In addition, at January 31, 2022, the stockholders party to the 2007 Stockholder's Agreement beneficially own, in the aggregate, approximately 3.8% of our outstanding Class B common stock, representing approximately 3.5% of the total voting power of our outstanding common stock. Pursuant to the 2007 Stockholder's Agreement, the stockholders party thereto have entered into a voting agreement with us, with respect to the shares of common stock that they beneficially own, and have agreed to vote their shares of common stock consistent with the recommendation of our board of directors, without any separate requirement that our independent directors agree with the recommendation. These voting agreements expire on the date that Thomas J. Pritzker is no longer chairman of our board of directors. See Part I, Item 1, "Business—Stockholder Agreements."
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
Future sales in the public market of Class A common stock issuable upon conversion of Class B common stock, or the perception in the market that the holders of a large number of shares of Class B common stock intend to sell shares, could reduce the market price of our Class A common stock. At January 31, 2022, we had 50,334,271 shares of Class A common stock outstanding and 59,653,271 shares of Class B common stock outstanding.
At January 31, 2022, 50,236,625 shares of Class A common stock are freely tradable in the public market without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act") unless these shares are held by any of our "affiliates," as that term is defined in Rule 144 under the Securities Act ("Rule 144"). The remaining 97,646 outstanding shares of Class A common stock and 59,653,271 outstanding shares of Class B common stock are deemed "restricted securities," as that term is defined in Rule 144. Restricted securities may be sold in the public market only if they are registered under the Securities Act or they qualify for an exemption from registration under Rule 144 or Rule 701 under the Securities Act ("Rule 701"). Of these restricted securities, 2,270,395 shares of Class B common stock are held by shareholders party to the 2007 Stockholders' Agreement and are otherwise eligible to be sold at any time, subject to the applicable rights of first refusal, "drag along" rights and other restrictions contained in the 2007 Stockholders' Agreement. See Part I, Item 1, "Business—Stockholder Agreements—2007 Stockholders' Agreement." Another 3,896 shares of Class A common stock that are deemed restricted securities are otherwise eligible to be sold at any time.
The rest of the restricted securities, consisting of 57,382,876 shares of Class B common stock and 93,750 shares of Class A common stock, together with 161,599 shares of Class A common stock previously registered, are subject to contractual lock-up and certain other restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement as described in Part I, Item 1, "Business—Stockholder Agreements." These contractual restrictions may be amended, waived, or terminated by the parties to those agreements in accordance with the terms of such agreements without our consent and without notice; the 25% limitation on sales of our common stock may, with respect to each 12 month period, be increased to a higher percentage or waived entirely by the unanimous affirmative vote of our independent directors (excluding for such purposes any Pritzker). All such shares of Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, will be eligible for resale in compliance with Rule 144 or Rule 701 to the extent the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement or the Amended and Restated Foreign Global Hyatt Agreement, as applicable, are waived or terminated with respect to such shares.
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

Time Period	Number of Shares*
During the 12 month period from November 5, 2021 through November 4, 2022	15,910,098
During the 12 month period from November 5, 2022 through November 4, 2023	12,473,024
During the 12 month period from November 5, 2023 through November 4, 2024	6,996,539
During the 12 month period from November 5, 2024 through November 4, 2025	6,419,886
During the 12 month period from November 5, 2025 through November 4, 2026	6,419,886
During the 12 month period from November 5, 2026 through November 4, 2027	6,271,290
During the 12 month period from November 5, 2027 through November 4, 2028	3,147,502
*The foregoing numbers are based on information at January 31, 2022 and assume that the maximum number of shares permitted to be sold during each period set forth above are, in fact, sold during each such period. To the extent any shares are not sold during the first time period that such shares are eligible to be sold as described above, the number of shares that may be sold in subsequent time periods may change.
In addition, at December 31, 2021, 6,220,091 shares of our Class A common stock were reserved for issuance under the Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (as amended, the "LTIP"). These shares of Class A common stock will become eligible for sale in the public market once those shares are issued or awarded under our LTIP, subject to provisions of various award agreements and Rule 144, as applicable. In addition, 871,857 shares of our Class A common stock were reserved for issuance under the Hyatt Hotels Corporation Second Amended and Restated Employee Stock Purchase Plan ("ESPP"), 1,169,195 shares of our Class A common stock remained available for issuance pursuant to the Amended and Restated Hyatt Corporation Deferred Compensation Plan ("DCP"), and 300,000 shares of Class A common stock remained available for issuance pursuant to the Hyatt International Hotels Retirement Plan, commonly known as the Field Retirement Plan ("FRP").

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
Holders of 59,653,271 shares of our Class B common stock or 54.2% of our total outstanding shares of common stock at January 31, 2022, including Pritzker family business interests, have rights, subject to certain conditions, to require us to file registration statements registering sales of shares of Class A common stock acquired upon conversion of such Class B common stock or to include sales of such shares of Class A common stock in registration statements that we may file for ourselves or for other stockholders. In order to exercise such registration rights, the holder must be permitted to sell shares of its common stock under applicable lock-up restrictions. See "—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well" and Part I, Item 1, "Business—Stockholder Agreements" for additional information with respect to these lock-up provisions. Subject to compliance with applicable lock-up agreements, shares of Class A common stock sold under the registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of Class A common stock issuable upon conversion of shares of Class B common stock are sold in the public market, such sales could reduce the trading price of our Class A common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with any such registrations other than underwriting discounts.
Following our decision in May 2020 to file a shelf registration statement on Form S-3 pursuant to Rule 415 of the Securities Act, certain stockholders party to the Registration Rights Agreement, dated as of October 12, 2009, among Hyatt and the Pritzker family business interests party thereto, elected to exercise their piggyback registration rights with respect to 13,347,885 shares of Class A common stock issuable upon conversion of shares of Class B common stock. On May 21, 2020, the Company filed an automatic effective shelf registration statement with the SEC to register the resale of such aggregate 13,347,885 shares. In connection with such registration, all other holders of registration rights, including trustees of trusts for the benefit of Thomas J. Pritzker and his lineal descendants, including Jason Pritzker, elected not to exercise their piggyback registration rights.
After giving effect to subsequent (a) sales, charitable contributions and similar transactions by limited partnerships and trusts, each for the benefit of Daniel F. Pritzker and/or certain of his lineal descendants, and Daniel F. Pritzker, individually, that resulted in such entities holding fewer shares than are registered for resale on the May 2020 shelf registration statement, and (b) sales by the Anthony N. Pritzker Family Foundation that resulted in such entity no longer holding any shares registered for resale on the May 2020 shelf registration statement, as of the date of this filing, 9,615,350 shares of the 13,347,885 shares originally registered for resale on the May 2020 shelf registration statement continue to be eligible to be sold pursuant to the May 2020 shelf registration statement during the 12 month period commencing November 5, 2021 through November 4, 2022 under the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement. Subsequent to November 4, 2021, and assuming no further sales, 9,615,350 shares of the 13,347,885 shares originally registered for resale on the May 2020 shelf registration statement will continue to be eligible to be sold pursuant to the May 2020 shelf registration statement. Additional shares may be registered on the shelf registration statement in the future as such shares are eligible to be sold in accordance with the registration rights agreements and lock-up restrictions. See "—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well" for additional information with respect to the lock-up provisions.
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
Because we have significant U.S. real estate holdings, we may be a "United States real property holding corporation" ("USRPHC") for U.S. federal income tax purposes, but we have made no determination to that effect. There can be no assurance that we do not currently constitute or will not become a USRPHC. As a result, a "non-U.S. holder" may be subject to U.S. federal income tax on gain realized on a disposition of our Class A common stock if such non-U.S. holder has owned, actually or constructively, through certain family members, related entities, and options, more than 5% of our Class A common stock at any time during the shorter of (a) the five-year period ending on the date of disposition and (b) the non-U.S. holder's holding period in such stock.
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
We also rely on the general managers to run daily operations and oversee our colleagues. These general managers are trained professionals in the hospitality industry and have extensive experience in many markets worldwide. The failure to retain, train, or successfully manage our general managers, either by us or our third-party owners or franchisees, could negatively affect our operations.
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties:
The following table sets forth a description of each owned or leased property in our portfolio of properties at December 31, 2021.

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Owned and Leased Hotels

Full Service
Americas Owned:
Park Hyatt Chicago	Chicago, IL	198		100%
Park Hyatt New York	New York, NY	210		100%
Miraval Arizona Resort and Spa	Tucson, AZ	145		100%
Miraval Austin Resort and Spa	Austin, TX	117		100%
Miraval Berkshires Resort and Spa	Lenox, MA	95		100%
Wyndhurst Manor & Club	Lenox, MA	43		100%
Hyatt Grand Central New York (2)	New York, NY	1,298		100%
Grand Hyatt Rio de Janeiro	Rio de Janeiro, Brazil	436		100%
Grand Hyatt San Antonio River Walk (2)	San Antonio, TX	1,003		100%
Grand Hyatt São Paulo	São Paulo, Brazil	467		100%
The Confidante Miami Beach	Miami Beach, FL	339		100%
The Driskill (2)	Austin, TX	189		100%
Hyatt Regency Aruba Resort Spa and Casino (2)	Palm Beach, Aruba, Dutch Caribbean	359		100%
Hyatt Regency Baltimore Inner Harbor (2)	Baltimore, MD	488		100%
Hyatt Regency Green Bay	Green Bay, WI	241		100%
Hyatt Regency Greenwich	Old Greenwich, CT	373		100%
Hyatt Regency Indian Wells Resort & Spa	Riverside-San Bernardino, CA	530		100%
Hyatt Regency Long Beach (2)	Long Beach, CA	531		100%
Hyatt Regency O'Hare Chicago	Rosemont, IL	1,095		100%
Hyatt Regency Orlando	Orlando, FL	1,641		100%
Hyatt Regency Phoenix	Phoenix, AZ	693		100%
Hyatt Regency San Antonio Riverwalk (2)	San Antonio, TX	630		100%
Hyatt Centric The Pike Long Beach (2)	Long Beach, CA	138		100%
Americas Owned		11,259	23

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Americas Leased:
Andaz West Hollywood (3) (4)	West Hollywood, CA	240		—%
Hyatt Regency San Francisco (3) (4)	San Francisco, CA	821		—%
Americas Leased		1,061	2

Total Americas Owned and Leased Hotels		12,320	25

EAME/SW Asia Owned:
Park Hyatt Paris-Vendôme	Paris, France	156		100%
Park Hyatt Zurich (2)	Zurich, Switzerland	138		100%
Andaz London Liverpool Street (5)	London, England	267		100%
EAME/SW Asia Owned		561	3

EAME/SW Asia Leased:
Hyatt Regency Cologne (3) (4)	Cologne, Germany	306		—%
Hyatt Regency Mainz (3) (4)	Mainz, Germany	268		—%
EAME/SW Asia Leased		574	2

Total EAME/SW Asia Owned and Leased Hotels		1,135	5

Total Full Service Owned and Leased Hotels		13,455	30

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Select Service
Owned:
Hyatt Place Macaé	Macaé, Brazil	141		100%
Hyatt Place Sao Jose do Rio Preto	São José do Rio Preto, Brazil	152		100%
Select Service Owned:		293	2

Leased:
Hyatt Place Amsterdam Airport (3) (4)	Amsterdam, The Netherlands	330		—%
Hyatt Place Atlanta/Buckhead (6)	Atlanta, GA	171		—%
Select Service Leased:		501	2

Total Select Service Owned and Leased Hotels		794	4

All-Inclusive Leased (7)
Leased:
Alua Calas de Mallorca Resort (3) (4)	Mallorca, Spain	478		—%
Alua Illa de Menorca (3) (4)	Menorca, Spain	228		—%
Alua Soul Menorca (3) (4)	Menorca, Spain	131		—%
Alua Sun Mediterraneo (3) (4)	Menorca, Spain	72		—%
All-Inclusive Leased:		909	4

Total All-Inclusive Owned and Leased Hotels		909	4

Unconsolidated Hospitality Venture Hotels

Full Service
Americas Unconsolidated Hospitality Ventures:
Andaz Mayakoba Resort Riviera Maya	Playa del Carmen, Mexico	214		40%
Hyatt Regency Andares Guadalajara	Zapopan, Mexico	257		50%
Hyatt Regency Columbus (2)	Columbus, OH	633		24%
Hyatt Regency Crystal City at Reagan National Airport	Arlington, VA	686		50%
Hyatt Regency Huntington Beach Resort and Spa	Huntington Beach, CA	517		40%
Hyatt Regency Jersey City on the Hudson	Jersey City, NJ	351		50%
Hyatt Regency Miami (2)	Miami, FL	615		50%
Hyatt Centric Buckhead Atlanta	Atlanta, GA	218		50%
Hyatt Centric Downtown Nashville	Nashville, TN	252		40%
Hyatt Centric Center City Philadelphia	Philadelphia, PA	332		42%
Americas Unconsolidated Hospitality Ventures		4,075	10

EAME/SW Asia Unconsolidated Hospitality Ventures:
Park Hyatt Hamburg (3) (8)	Hamburg, Germany	252		—%
Park Hyatt Milan	Milan, Italy	106		30%
Grand Hyatt Mumbai Hotel & Residences	Mumbai, India	548		50%
Andaz Delhi (2)	New Delhi, India	401		50%

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Andaz Vienna Am Belvedere	Vienna, Austria	303		50%
Hyatt Regency Ahmedabad	Ahmedabad, India	208		50%
EAME/SW Asia Unconsolidated Hospitality Ventures		1,818	6

ASPAC Unconsolidated Hospitality Ventures:
Grand Hyatt Bali	Bali, Indonesia	636		10%
Andaz Bali	Bali, Indonesia	149		10%
Hyatt Regency Bali	Bali, Indonesia	363		10%
ASPAC Unconsolidated Hospitality Ventures		1,148	3

Total Full Service Unconsolidated Hospitality Ventures		7,041	19

Select Service Unconsolidated Hospitality Ventures
Hyatt House Denver/Downtown	Denver, CO	113		50%
Hyatt Place Atlanta/Centennial Park	Atlanta, GA	175		50%
Hyatt Place Boston/Seaport District (2)	Boston, MA	297		50%
Hyatt Place Denver/Downtown	Denver, CO	248		50%
Hyatt Place Panama City/Downtown	Panama City, Panama	165		29%
Total Select Service Unconsolidated Hospitality Ventures		998	5

Total Unconsolidated Hospitality Ventures (9)		8,039	24

(1) Unless otherwise indicated, ownership percentages include both the property and the underlying land.
(2) Our ownership interest in the property is subject to a third-party ground lease on the land.
(3) Property is accounted for as an operating lease.
(4) We own a 100% interest in the entity that is the operating lessee.
(5) Our ownership interest is derived through a long leasehold interest in the hotel building, with a nominal annual rental payment.
(6) Property is accounted for as a finance lease.
(7) Certain resorts in Europe operate under a hybrid all-inclusive model, which includes various all-inclusive package options as well as rooms-only options.
(8) We own a 50% interest in an unconsolidated hospitality venture that is the operating lessee
(9) Excludes four UrCove hotels where we own a 49% interest in an unconsolidated hospitality venture that is the operating lessee.

Below is a summary of our Hyatt managed and franchised hotels, including owned and leased hotels, for all periods presented.

	December 31, 2021		December 31, 2020		December 31, 2019
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Americas Management and Franchising
Full Service Hotels
Managed	172	72,932	164	72,278	160	71,807
Franchised	85	24,409	73	21,544	67	20,356
Full Service Hotels	257	97,341	237	93,822	227	92,163
Select Service Hotels
Managed	46	6,780	55	8,132	62	9,054
Franchised	424	59,150	391	53,912	356	49,211
Select Service Hotels	470	65,930	446	62,044	418	58,265
ASPAC Management and Franchising
Full Service Hotels
Managed	125	41,649	116	39,327	110	36,026
Franchised	10	3,153	8	2,520	6	1,933
Full Service Hotels	135	44,802	124	41,847	116	37,959
Select Service Hotels
Managed	29	5,053	29	5,378	29	5,307
Franchised	13	2,244	6	1,169	1	160
Select Service Hotels	42	7,297	35	6,547	30	5,467
EAME/SW Asia Management and Franchising
Full Service Hotels
Managed	101	25,457	97	24,678	95	24,323
Franchised	22	3,799	13	2,454	11	2,098
Full Service Hotels	123	29,256	110	27,132	106	26,421
Select Service Hotels
Managed	21	3,429	17	2,749	17	2,803
Franchised	6	1,411	5	1,131	2	443
Select Service Hotels	27	4,840	22	3,880	19	3,246

Total Full Service and Select Service Hotels (a)	1,054	249,466	974	235,272	916	223,521

Americas
All-inclusive Hotels	68	24,873	8	3,153	8	3,153
EAME/SW Asia (b)
All-inclusive Hotels	40	10,605	—	—	—	—

Total All-inclusive Hotels	108	35,478	8	3,153	8	3,153

Total Managed and Franchised	1,162	284,944	982	238,425	924	226,674
(a) Figures do not include vacation ownership, residential, or condominium units.
(b) Certain resorts in Europe operate under a hybrid all-inclusive model, which includes various all-inclusive package options as well as rooms-only options.

Included in the summary above are the following owned and leased hotels:

	December 31, 2021		December 31, 2020		December 31, 2019
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Owned and Leased Hotels
Full Service Hotels
United States	22	11,058	25	12,607	24	12,608
Other Americas	3	1,262	2	795	2	795
EAME/SW Asia (a)	5	1,135	7	1,435	8	1,593
Select Service Hotels
United States	1	171	1	171	1	171
Other Americas	2	293	2	293	2	293
EAME/SW Asia	1	330	1	330	1	330
Total Full Service and Select Service Hotels	34	14,249	38	15,631	38	15,790

All-inclusive Hotels (b)	4	909	—	—	—	—

Total Owned and Leased Hotels (c)	38	15,158	38	15,631	38	15,790
(a) December 31, 2020 includes one property that converted from leased to managed during the year ended December 31, 2021.
(b) Certain resorts in Europe operate under a hybrid all-inclusive model, which includes various all-inclusive package options as well as rooms-only options.
(c) Figures do not include unconsolidated hospitality ventures.
Corporate Headquarters and Regional Offices
Our corporate headquarters are located at 150 North Riverside Plaza, Chicago, IL, pursuant to an operating lease. At December 31, 2021, we lease approximately 262,000 square feet.
In addition to our corporate headquarters, we lease space for our regional offices, service centers, data centers, and sales offices in multiple domestic and international locations, including Bayside, WI; Cancún, Mexico; Chandler, AZ; Franklin Park, IL; Hong Kong, People's Republic of China; Mainz, Germany; Moore, OK; Newtown Square, PA; Omaha, NE; and Zurich, Switzerland.
We believe our existing office properties are in good condition and are sufficient and suitable for the conduct of our business. In the event we need to expand our operations, we believe suitable space will be available on commercially reasonable terms.
Item 3.    Legal Proceedings.
We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, workers' compensation and other employee claims, intellectual property claims, and claims related to our management of certain hotel properties. Most occurrences involving liability, claims of negligence, and employees are covered by insurance, in each case, with solvent insurance carriers. We record a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our consolidated financial position, results of operations, or liquidity.
See Part IV, Item 15, "Exhibits and Financial Statement Schedules—Note 14 and Note 15 to our Consolidated Financial Statements" for more information related to tax and legal contingencies.
Item 4.    Mine Safety Disclosures.
    Not applicable.

Information about our Executive Officers.
The following chart names each of the Company's executive officers and their ages and positions at February 17, 2022. Also included below is biographical information relating to each of the Company's executive officers. Each of the executive officers is elected by and serves at the pleasure of the board of directors.

Name	Age	Position
Thomas J. Pritzker	71	Executive Chairman of the Board
Mark S. Hoplamazian	58	President, Chief Executive Officer and Director (Principal Executive Officer)
Joan Bottarini	50	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Margaret C. Egan	52	Executive Vice President, General Counsel and Secretary
H. Charles Floyd	62	Executive Vice President, Global President of Operations
Peter Fulton	64	Executive Vice President, Group President—EAME/SW Asia
Malaika L. Myers	54	Executive Vice President, Chief Human Resources Officer
Alejandro Reynal	48	Executive Vice President, Chief Executive Officer of Apple Leisure Group
Peter J. Sears	57	Executive Vice President, Group President—Americas
David Udell	61	Executive Vice President, Group President—ASPAC
Mark R. Vondrasek	54	Executive Vice President, Chief Commercial Officer
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
Mark S. Hoplamazian was appointed to the Board of Directors in November 2006 and named President and Chief Executive Officer of Hyatt Hotels Corporation in December 2006. Prior to being appointed to his present position, Mr. Hoplamazian served as President of TPO. During his 17 year tenure with TPO, he served as advisor to various Pritzker family-owned companies, including Hyatt Hotels Corporation and its predecessors. He previously worked in international mergers and acquisitions at The First Boston Corporation in New York. Mr. Hoplamazian served as Chairman of the American Hotel & Lodging Association from January 2021 to December 2021, and serves on the Board of Directors and as a member of the Talent & Compensation and Finance committees of the Board of Directors of VF Corporation. He also serves on the Board of Directors of Brand USA and Skills for Chicagoland's Future, the Executive Committee of the Board of Directors of World Business Chicago, and the Board of Trustees of the Aspen Institute and of the Latin School of Chicago. Mr. Hoplamazian is a member of the World Travel & Tourism Council, the Commercial Club of Chicago, and the Discovery Class of the Henry Crown Fellowship.
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
H. Charles Floyd was appointed Executive Vice President, Global President of Operations in August 2014. In this role, Mr. Floyd leads and develops Hyatt's shared operation services organization known as the Global Operations Center ("GOC") and is responsible for the successful operation of Hyatt's hotels globally. The Group Presidents for each of Hyatt's three regions, as well as hotel business development and product and design, report to Mr. Floyd. Prior to his current role, Mr. Floyd was Executive Vice President, Group President—Global Operations Center from October 2012 to August 2014. Mr. Floyd has been with us since 1981. Mr. Floyd served as our Chief Operating Officer—North America from January 2006 until October 2012. In this role he was responsible for management of our full service hotels and resorts as well as the Hyatt Place and the Hyatt House brands in the United States, Canada, and the Caribbean. In addition, he oversaw Hyatt Residential Group, Inc. (formerly known as Hyatt Vacation Ownership, Inc.) and the Franchise Owner Relations Group, which supports full service, select service, and extended stay franchisees. He also oversaw various corporate functions for North America, including sales, human resources, product and design, rooms, food and beverage, and engineering. Since joining Hyatt, Mr. Floyd served in a number of senior positions, including Executive Vice President—North America Operations and Senior Vice President of Sales, as well as various managing director and general manager roles. Mr. Floyd served on the Board of Directors of Playa Hotels & Resorts N.V. and its predecessors from February 2016 to August 2021 and serves on the Board of Directors and as a member of the Compensation Committee of the Board of Directors of Kohl's Corporation.
Peter Fulton was appointed Executive Vice President, Group President—EAME/SW Asia in October 2012. Mr. Fulton is responsible for overseeing hotels in Europe, Africa, the Middle East, India, Central Asia, and Nepal. In 1983, Mr. Fulton embarked on his career with Hyatt International as Food & Beverage Manager at Hyatt Regency Kingsgate Auckland. For the next nine years, he filled senior food and beverage positions at Hyatt properties in Dubai, Canberra, and Macau before receiving his first appointment as Manager at Hyatt Regency Acapulco. In 1994, Mr. Fulton was appointed General Manager of the same hotel. Three years later, Mr. Fulton was appointed General Manager at Hyatt Regency Delhi, where he remained until assuming the position of General Manager of Grand Hyatt Dubai. From 2001 until February 2008, Mr. Fulton oversaw Grand Hyatt Dubai, the largest 5-star hotel in the region, which opened in March 2003. From February 2008 until October 2012, Mr. Fulton was the Managing Director—Southwest Asia. Prior to Hyatt, Mr. Fulton worked for Travelodge in Christchurch and Auckland, New Zealand, Claridges Hotel in London, and Le Beau Rivage Palace Hotel in Lausanne, Switzerland. Mr. Fulton serves on the Senior Advisory Council of the Sustainable Hospitality Alliance.
Malaika L. Myers was selected as Executive Vice President, Chief Human Resources Officer in September 2017. In this role, Ms. Myers is responsible for setting and implementing Hyatt's global human resources enterprise strategy worldwide. Ms. Myers joined Hyatt with over 25 years of experience in human resources across a diverse group of industries. Prior to assuming her role at Hyatt, Ms. Myers served as Senior Vice President, Human Resources for Jarden Corporation, a $10 billion global consumer products company, where she was responsible for the effectiveness of human resources strategies and programs for Jarden Corporation worldwide. Prior to Jarden, Ms. Myers served as Chief Human Resources Officer for Arysta LifeScience, a global agricultural chemical company. Malaika served in various senior management roles at Diageo PLC, PepsiCo, including Frito-Lay, Pepsi-Cola, and the PepsiCo Corporate Organization. Ms. Myers began her career with FMC Corporation. Ms. Myers serves on the Board of Directors of Skills for Chicagoland's Future, Cielo, Inc., and HR Policy Association.
Alejandro Reynal was appointed Executive Vice President, Chief Executive Officer of Apple Leisure Group upon Hyatt's acquisition of Apple Leisure Group on November 1, 2021. Mr. Reynal joined Apple Leisure Group as President and Chief Executive Officer in 2019. Prior to Apple Leisure Group, Mr. Reynal was the Chief Executive Officer of Atento, a company dedicated to global customer relationship management and business process outsourcing services. Mr. Reynal also previously held strategic management positions at Telefonica, The Coca-Cola Company, and The Gap, Inc.
Peter J. Sears was appointed Executive Vice President, Group President—Americas in September 2014. Mr. Sears is responsible for the growth and successful operation of Hyatt's portfolio in the United States, Latin America, Canada, and the Caribbean. Prior to his current role, he was the Senior Vice President—Operations, Asia Pacific. Mr. Sears began his career with Hyatt as a Corporate Management Trainee at Hyatt Regency San Antonio in 1987 and went on to hold numerous positions of increasing operational responsibility. These positions included serving as general manager of five full service hotels in North America at properties located in San Francisco, Orange County, and Lake Tahoe. In 2006, he became Senior Vice President of Field Operations for the Central Region, and in 2009, he became Senior Vice President, Operations for North America.
David Udell was appointed as Executive Vice President, Group President—ASPAC in July 2014. Mr. Udell is responsible for overseeing hotels in Southeast Asia, Greater China, Australia, South Korea, Japan, and Micronesia. Prior to his current role, Mr. Udell was the Senior Vice President, Operations for the GOC. Mr. Udell has also served as Senior Vice President—Operations, Asia Pacific, where he was responsible for overseeing the operation of 55 hotels within the region. Over the last 32 years, Mr. Udell has held senior management positions in Hyatt properties in Bangkok, Seoul, Hong Kong, and

Tokyo. In 1992, he was appointed opening General Manager of Park Hyatt Tokyo and in 1996, General Manager of Grand Hyatt Hong Kong. He began his career with Hyatt as a Corporate Management Trainee at Hyatt Regency Singapore in 1982. Mr. Udell serves as Chairman of the Hotel, Catering and Tourism Board in Hong Kong.
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

Part II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
On November 5, 2009, our Class A common stock began trading publicly on the New York Stock Exchange under the symbol "H". Prior to that time, there was no public market for our Class A common stock. At January 31, 2022, our Class A common stock was held by 25 shareholders of record and there were 50,334,271 shares of Class A common stock outstanding. This stockholder figure does not include a substantially greater number of "street name" holders or beneficial holders of our Class A common stock whose shares are held of record by banks, brokers, and other financial institutions.
There is no established public trading market for our Class B common stock. At January 31, 2022, our Class B common stock was held by 78 shareholders, and there were 59,653,271 shares of Class B common stock outstanding.
Dividends
We amended our revolving credit facility during the year ended December 31, 2021, which included terms restricting our ability to pay dividends until the first quarter of 2022. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments, and such other factors as our board of directors deems relevant. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 16 to our Consolidated Financial Statements" for further detail.

Performance Graph
The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total stockholder return since December 31, 2016, with the S&P 500 Index ("S&P 500") and the Russell 1000 Hotel/Motel Index (the "Russell 1000 Hotel"). The graph assumes the value of the investment in our Class A common stock and each index was $100 at December 31, 2016 and all dividends and other distributions were reinvested.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Hyatt Hotels Corporation	100.0	133.1	123.3	165.3	137.1	177.1
S&P 500	100.0	121.8	116.5	153.1	181.3	233.3
Russell 1000 Hotel	100.0	160.2	127.1	183.2	173.8	229.2
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock during the quarter ended December 31, 2021:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
October 1 to October 31, 2021	—	$—	—	$927,760,966
November 1 to November 30, 2021	—	—	—	$927,760,966
December 1 to December 31, 2021	—	—	—	$927,760,966
Total	—	$—	—
(1) On each of October 30, 2018 and December 18, 2019, we announced the approvals of the expansions of our share repurchase program. Under each approval, we are authorized to purchase up to an additional $750 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase ("ASR") transaction. The repurchase program does not have an expiration date. At December 31, 2021, we had approximately $928 million remaining under the share repurchase authorization. We suspended all share repurchase activity effective March 3, 2020, and our revolving credit facility includes terms that restrict our ability to repurchase shares until the first quarter of 2022. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 16 to our Consolidated Financial Statements" for further detail.
Item 6.    (Removed and Reserved).

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part IV, Item 15, "Exhibits and Financial Statement Schedule—Consolidated Financial Statements." For our discussion and analysis of our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2020 Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations, and financial performance based on current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in "Disclosure Regarding Forward-Looking Statements" and Part I, Item 1A, "Risk Factors" included elsewhere in this annual report.
Overview
At December 31, 2021, our hotel portfolio consisted of 1,162 hotels (284,944 rooms), including:
•438 managed properties (133,373 rooms), all of which we operate under management and hotel services agreements with third-party property owners;
•546 franchised properties (91,715 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;
•28 owned properties (12,113 rooms), 1 finance leased property (171 rooms), and 5 operating leased properties (1,965 rooms), all of which we manage;
•22 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (8,039 rooms);
•12 franchised properties (2,090 rooms) that are operated by an unconsolidated hospitality venture in connection with a master license agreement by Hyatt, 4 of these properties (894 rooms) are leased by the unconsolidated hospitality venture; and
•108 all-inclusive resorts (35,478 rooms), including 96 owned by a third party (30,471 rooms), 8 owned by a third party in which we hold common shares (4,098 rooms), and 4 leased properties (909 rooms).
Our property portfolio also included:
•15 vacation ownership properties under the Hyatt Residence Club brand and operated by third parties;
•36 residential properties, which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel; and
•39 condominium properties for which we provide services for the rental programs and/or homeowners associations (including 1 unconsolidated hospitality venture).
Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotels or licensed by third parties.
We believe our business model allows us to pursue more diversified revenue and income streams balancing both the advantages and risks associated with these lines of business. Our expertise and experience in each of these areas gives us the flexibility to evaluate growth opportunities across our lines of business. Growth in the number of management and franchise agreements and earnings therefrom typically results in higher overall returns on invested capital because the capital investment under a typical management or franchise agreement is not significant. The capital required to build and maintain hotels we manage or franchise for third-party owners and franchisees is typically provided by the owner of the respective property with minimal capital required by us as the manager or franchisor. In certain instances, Hyatt has provided funding to owners for the acquisition and development of hotels that Hyatt will manage or franchise in the form of cash, debt repayment or performance guarantees, preferred equity, or mezzanine debt. During periods of increasing demand, we do not share fully in the incremental profits of hotel operations for hotels we manage for third-party owners as our fee arrangements generally include a base amount that is, typically, a percentage of revenue from the subject hotel and an incentive fee that is, typically, a percentage of hotel profits after satisfying certain financial return thresholds to be earned by the owner, depending on the structure and terms of the management agreement. We do not share in the benefits of increases in profits from franchised properties because franchisees pay us an initial application fee and ongoing royalty fees that are calculated as a percentage of gross room revenues, and also at times, as a percentage of food and beverage revenues, with no fees based on profits. Disputes or disruptions may arise with third-party owners and franchisees of hotels we manage, franchise, or license to and these disputes can result in termination of the relevant agreement.
With respect to property ownership, we believe ownership of selected hotels in key markets enhances our ability to control our brand presence in these markets. Ownership of hotels allows us to capture the full benefit of increases in operating profits during periods of increasing demand and room rates. The cost structure of a typical hotel includes substantial fixed costs, so as demand and room rates increase over time, the rate of growth in operating profits typically is higher than the rate of growth of revenues. The profits realized from our owned and leased hotels are generally more significantly affected by economic downturns and declines in revenues than the management and franchise fees earned from our managed and franchised properties. This is because we absorb the full impact of declining profits for our owned and leased hotels whereas our management and franchise fees do not have the same level of downside exposure to declining hotel profitability. Hotel ownership is more capital intensive than managing or franchising hotels for third-party owners and franchisees, as we are responsible for the costs and all capital expenditures for our owned and leased hotels. See also "—Principal Factors Affecting Our Results of Operations—Expenses." and Part I, Item 1A, "Risk Factors—Risks Related to Our Business—We are exposed to the risks resulting from significant investments in owned and leased real estate, which could increase our costs, reduce our profits, limit our ability to respond to market conditions, or restrict our growth strategy."
For the years ended December 31, 2021 and December 31, 2020, 76.3% and 83.7% of our revenues, respectively, were derived from operations in the United States. At December 31, 2021 and December 31, 2020, 53.6% and 80.4% of our long-lived assets, respectively, were located in the United States.
We report our consolidated operations in U.S. dollars. Amounts are reported in millions, unless otherwise noted. Percentages may not recompute due to rounding, and percentage changes that are not meaningful are presented as "NM." Constant currency disclosures throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are non-GAAP measures. See "—Key Business Metrics Evaluated by Management—Constant Dollar Currency" below for further discussion of constant currency disclosures. We manage our business within five reportable segments, see Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 19 to our Consolidated Financial Statements."
Overview of the Financial Impact of the COVID-19 Pandemic
The COVID-19 pandemic and its impacts have significantly reduced global travel, demand for hotel rooms, and travel experiences, and have had a material impact on global commercial activity across the travel, lodging, and hospitality industries, all of which has had, and is expected to continue to have, a material impact on our business, results of operations, cash flows, and financial condition. While demand levels continue to recover from the lowest levels experienced at the onset of the pandemic, we expect demand for hospitality services could continue to be uneven in the near term as there remains uncertainty as to the pace of recovery for lodging and travel-related experiences. To the extent cases of COVID-19 persist in various regions around the globe, new COVID-19 variants emerge, and/or restrictions remain or are put in place in certain markets, we expect to experience demand volatility.
Our segment revenues, comparable RevPAR, and Adjusted EBITDA during the year ended December 31, 2021 continue to be impacted by the COVID-19 pandemic, and performance remains significantly below pre-COVID-19 pandemic results. In addition, the COVID-19 pandemic has created worldwide challenges related to rising costs for certain labor and supply chain expenses, and these increased costs may not be fully offset by increases in revenues in our business.
While uncertainty surrounding the ongoing recovery progression remains, we are optimistic about the continued global recovery which is led by robust leisure demand and growing momentum for business transient and group travel. Leisure demand improved sequentially over the course of 2021, and the fourth quarter of 2021 exceeded 2019 levels. Throughout 2021, we have seen group bookings production improve compared to 2020 at our full service managed hotels in the Americas, including owned and leased hotels, with the fourth quarter net bookings for current and future years at the highest level since the onset of the COVID-19 pandemic, though still significantly lower than pre-COVID-19 pandemic levels.
Although the recovery of global lodging demand is underway, we continue to expect demand to be varied and uneven in the current environment and expect that the COVID-19 pandemic will continue to have a material negative impact on our future results for a period of time that we are currently unable to predict.

Key Business Metrics Evaluated by Management
Revenues
We primarily derive our revenues from hotel management services, licensing of our portfolio of brands to franchisees, owned and leased hotel operations, distribution and destination management services, and a paid membership club offering. Management uses revenues to assess the overall performance of our business and to analyze trends such as consumer demand, brand preference, and competition. For a detailed discussion of our primary revenue sources, see "—Principal Factors Affecting Our Results of Operations—Revenues."
Net Income (Loss) Attributable to Hyatt Hotels Corporation
Net income (loss) attributable to Hyatt Hotels Corporation represents the total earnings or profits generated by our business or total loss incurred. Management uses net income (loss) to analyze the performance of our business on a consolidated basis.
Adjusted EBITDA and EBITDA
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
Our board of directors and executive management team focus on Adjusted EBITDA as one of the key performance and compensation measures both on a segment and on a consolidated basis. Adjusted EBITDA assists us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operations both on a segment and on a consolidated basis. Our President and Chief Executive Officer, who is our chief operating decision maker ("CODM"), also evaluates the performance of each of our reportable segments and determines how to allocate resources to those segments, in significant part, by assessing the Adjusted EBITDA of each segment. In addition, the compensation committee of our board of directors determines the annual variable compensation for certain members of our management based in part on consolidated Adjusted EBITDA, segment Adjusted EBITDA, or some combination of both.
We believe Adjusted EBITDA is useful to investors because it provides investors with the same information that we use internally for purposes of assessing our operating performance and making compensation decisions and facilitates our comparison of results with results from other companies within our industry.

Adjusted EBITDA excludes certain items that can vary widely across different industries and among companies within the same industry including interest expense and benefit (provision) for income taxes, which are dependent on company specifics including capital structure, credit ratings, tax policies, and jurisdictions in which they operate; depreciation and amortization which are dependent on company policies including how the assets are utilized as well as the lives assigned to the assets; Contra revenue which is dependent on company policies and strategic decisions regarding payments to hotel owners; and stock-based compensation expense which varies among companies as a result of different compensation plans companies have adopted. We exclude revenues for the reimbursement of costs and costs incurred on behalf of managed and franchised properties which relate to the reimbursement of payroll costs and for system-wide services and programs that we operate for the benefit of our hotel owners as contractually we do not provide services or operate the related programs to generate a profit over the terms of the respective contracts. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively. Therefore, we exclude the net impact when evaluating period-over-period changes in our operating results. Adjusted EBITDA includes costs incurred on behalf of our managed and franchised properties related to system-wide services and programs that we do not intend to recover from hotel owners. Finally, we exclude other items that are not core to our operations, such as asset impairments and unrealized and realized gains and losses on marketable securities.
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
Comparable Hotels
"Comparable system-wide hotels" represents all properties we manage or franchise, including owned and leased properties, and that are operated for the entirety of the periods being compared and that have not sustained substantial damage, business interruption, or undergone large scale renovations during the periods being compared or for which comparable results are not available. Effective December 31, 2021, hotels that suspended operations due to the COVID-19 pandemic and have not yet re-opened are no longer included in our definition of comparable system-wide hotels. We may use variations of comparable system-wide hotels to specifically refer to comparable system-wide Americas full service hotels, including our wellness resorts, our select service hotels, or our all-inclusive resorts, for those properties that we manage or franchise within the Americas management and franchising segment, comparable system-wide ASPAC full service or select service hotels for those properties we manage or franchise within the ASPAC management and franchising segment, or comparable system-wide EAME/SW Asia full service or select service hotels for those properties that we manage or franchise within the EAME/SW Asia management and franchising segment. "Comparable owned and leased hotels" represents all properties we own or lease and that are operated and consolidated for the entirety of the periods being compared and have not sustained substantial damage, business interruption, or undergone large scale renovations during the periods being compared or for which comparable results are not available. Comparable system-wide hotels and comparable owned and leased hotels are commonly used as a basis of measurement in our industry. "Non-comparable system-wide hotels" or "non-comparable owned and leased hotels" represent all hotels that do not meet the respective definition of "comparable" as defined above.

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
Average Daily Rate
ADR represents hotel room revenues, divided by the total number of rooms sold in a given period. ADR measures the average room price attained by a hotel, and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. ADR is a commonly used performance measure in our industry, and we use ADR to assess the pricing levels that we are able to generate by customer group, as changes in rates have a different effect on overall revenues and incremental profitability than changes in occupancy, as described below.
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
RevPAR changes that are driven predominantly by changes in occupancy have different implications for overall revenue levels and incremental profitability than do changes that are driven predominantly by changes in average room rates. For example, increases in occupancy at a hotel would lead to increases in room revenues and additional variable operating costs, including housekeeping services, utilities, and room amenity costs, and could also result in increased ancillary revenues, including food and beverage. In contrast, changes in average room rates typically have a greater impact on margins and profitability as average room rate changes result in minimal impacts to variable operating costs.
Net Package ADR
Net Package ADR represents net package revenues, divided by the total number of rooms sold in a given period. Net Package ADR measures the average room price attained by a hotel, and Net Package ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. Net Package ADR is a commonly used performance measure in our industry, and we use Net Package ADR to assess the pricing levels that we are able to generate by customer group, as changes in rates have a different effect on overall revenues and incremental profitability than changes in occupancy, as described above.
Net Package RevPAR
Net Package RevPAR is the product of the net package ADR and the average daily occupancy percentage. Net Package RevPAR generally includes revenue derived from the sale of package revenue comprised of rooms revenue, food and beverage, and entertainment, net of compulsory tips paid to employees. Our management uses Net Package RevPAR to identify trend information with respect to room revenues from comparable properties and to evaluate hotel performance on a regional and segment basis. Net Package RevPAR is a commonly used performance measure in our industry.

Net Financed Contracts
Net Financed Contracts represent Unlimited Vacation Club contracts signed during the period for which an initial cash down payment has been received and the remaining balance is contractually due in monthly installments over an average term of less than 4 years. The Net Financed Contract balance is calculated as the unpaid portion of membership contracts reduced by expenses related to fulfilling the membership club contracts and further reduced by an allowance for future estimated uncollectible installments. Net Financed Contract balances are not reported on our consolidated balance sheets as our right to collect future installments is conditional on our ability to provide continuous access to member benefits at AMR Collection resorts over the contract term, and the associated expenses to fulfill the membership contracts become liabilities of the Company only after the installments are collected. We believe Net Financed Contracts is useful to investors as it represents an estimate of future cash flows due in accordance with contracts signed in the current period. At December 31, 2021, the Net Financed Contract balance not recorded on our consolidated balance sheet was $133 million.
Net Deferrals
Net Deferrals represent the change in contract liabilities associated with the Unlimited Vacation Club membership contracts less the change in deferred cost assets associated with the contracts. The contract liabilities and deferred cost assets are recognized as revenue and expense, respectively, on our consolidated statements of income (loss) over the customer life, which ranges from 3 to 25 years.
Principal Factors Affecting Our Results of Operations
Our revenues and expenses are affected by a variety of factors. Revenues are principally affected by consumer demand, which is closely linked to economic conditions and is sensitive to business and personal discretionary spending levels. Certain expenses associated with our business, including interest, rent, property taxes, insurance, certain salaries and wages, and utilities costs, are relatively fixed and may increase at a greater rate than our revenues and/or may not be able to be reduced at the same rate as declining revenues. The fixed-cost nature of these expenses limits our ability to offset reductions in revenue through cost-cutting measures, which could adversely affect our net cash flows and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth, and when demand rapidly and significantly decreases, as we experienced with the onset of the COVID-19 pandemic. See Part I, Item 1A, "Risk Factors—Risks Related to the Hospitality Industry," "Risk Factors—Risks Related to Our Business," and "Risk Factors—Risks Related to the COVID-19 Pandemic."
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
Management, franchise, and other fees.    Represents revenues derived from fees earned from hotels and residential units managed worldwide, usually under long-term management agreements; franchise fees received in connection with the franchising of our brands, usually under long-term franchise agreements; termination fees; license fees received in connection with the licensing of the Hyatt brand names through our co-branded credit card program and vacation ownership properties; and fees from marketing services provided to certain AMR Collection resorts. For a detailed discussion of our management and franchise fees, see Part I, Item 1, "Business—Management Agreements—Hotel Management Agreements Fees" and Part I, Item 1, "Business—Franchise Agreements."
Distribution and destination management revenues. Represents revenues derived from the offering of travel products and services through ALG Vacations. Offerings primarily include some or all of the following: air transportation, hotel accommodations primarily provided by third-party resorts, travel insurance, ground transportation, car rental reservations, and excursions provided by third parties.
Other revenues.    Represents revenues primarily related to our residential management operations for condominium units, our Unlimited Vacation Club paid membership club offering member benefits exclusively at AMR Collection resorts in Latin America and the Caribbean, our co-branded credit card program, and the Exhale spa and fitness business, which was sold during the year ended December 31, 2020.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.    Represents revenues for the reimbursement of costs incurred on behalf of third-party owners and franchisees. These reimbursed costs relate primarily to payroll at managed properties where we are the employer, as well as system-wide services and the loyalty program operated on behalf of owners. We recognize these revenues in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and the corresponding costs in costs incurred on behalf of managed and franchised properties on our consolidated statements of income (loss).
Intersegment eliminations.    Represents management fee revenues and expenses related to our owned and leased hotels and promotional award redemption revenues and expenses related to our co-branded credit card program at our owned and leased hotels, which are eliminated in consolidation.
RevPAR Statistics

(Comparable locations)		RevPAR
		Year Ended December 31,
	Number of comparable hotels (1)	2021	vs. 2020 (in constant $)
System-wide hotels	868	$78	66.5%
Owned and leased hotels	30	96	94.9%
Americas full service hotels	211	89	96.4%
Americas select service hotels	406	76	66.3%
ASPAC full service hotels	110	68	15.0%
ASPAC select service hotels	25	38	23.9%
EAME/SW Asia full service hotels	98	69	72.2%
EAME/SW Asia select service hotels	18	40	43.3%
(1) The number of comparable hotels presented above includes owned and leased hotels.
System-wide RevPAR increased 66.5% during 2021, compared to 2020, driven by increased demand due to the continued recovery from the COVID-19 pandemic. Leisure demand continues to lead the recovery as travel restrictions have eased in certain markets. See "—Segment Results" for detailed discussion of RevPAR by segment.
Our comparable system-wide hotels RevPAR of $78 and $47 for the years ended December 31, 2021 and December 31, 2020, respectively, remain significantly below pre-COVID-19 pandemic levels of previously reported system-wide hotels RevPAR of $136 for the year ended December 31, 2019. While uncertainty surrounding the shape of the recovery progression remains, we have experienced growing momentum in our business transient and group business, and it is our expectation that both will improve in 2022, but the recovery may continue to be uneven. Leisure transient demand is expected to remain strong, and the fourth quarter of 2021 has exceeded 2019 levels. However, demand may be varied and uneven in the current environment.
Competition.    The hospitality industry is highly competitive. Increased supply can put significant pressure on ADR at our properties as well as those of our competitors. Increasingly, we face competition from new channels of distribution in the travel industry, including large companies that offer travel services as part of their business model and peer-to-peer inventory sources, as well as industry consolidation. We believe our brand strength and ability to manage our operations in an efficient manner will help us to continue competing successfully within the hospitality industry.
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
Expenses
We primarily incur the following expenses:
Owned and leased hotels expenses.    Reflects the expenses of our consolidated owned and leased hotels. Expenses to operate our hotels include rooms expenses, food and beverage costs, other support costs, and property expenses. Rooms expenses generally includes compensation costs for housekeeping, laundry, and front desk staff and supply costs for guest room amenities and laundry. Food and beverage costs include costs for wait and kitchen staff and food and beverage products. Other support expenses consist of costs associated with property-level management, including deferred compensation plans for certain employees that are funded through contributions to rabbi trusts, utilities, sales and marketing, hotel spa operations, parking and other guest recreation, entertainment, and services. Property expenses include property taxes, repairs and maintenance, rent, and insurance.
Distribution and destination management expenses.    Consists of expenses related to our ALG Vacations business, primarily costs directly related to the selling of travel products and services such as various distribution expenses, including charter air expenses, credit card fees, commissions, and destination management cost of sales. Additionally, distribution and destination management expenses include compensation expenses, professional fees, sales and marketing expenses, and technology expenses.
Depreciation and amortization expenses.    Represents non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures, and equipment at our consolidated owned and leased hotels. Amortization expenses primarily consists of amortization of management and franchise agreement intangibles. Changes in depreciation and amortization expenses may be driven by renovations of existing properties, acquisition or development of new properties and/or businesses, or the disposition of existing properties through sale or closure.
Other direct costs.    Represents expenses primarily related to our residential management operations for our condominium units, co-branded credit card program, and direct costs associated with the Unlimited Vacation Club paid membership club offering member benefits exclusively at AMR Collection resorts in Latin America and the Caribbean. Other direct costs also include the Exhale spa and fitness business, which was sold during the year ended December 31, 2020.
Selling, general, and administrative expenses.    Consists primarily of compensation expenses, including deferred compensation plans for certain employees that are funded through contributions to rabbi trusts, for our corporate staff and personnel supporting our business segments, including regional offices that support our management and franchising segments; professional fees, including consulting, audit, and legal fees; travel and entertainment expenses; sales and marketing expenses; bad debt expenses; and office administrative and related expenses, including rent expenses.
Costs incurred on behalf of managed and franchised properties.    Represents costs incurred on behalf of third-party owners and franchisees. These reimbursed costs relate primarily to payroll at managed properties where we are the employer, as well as system-wide services and the loyalty program operated on behalf of owners.
Other Items
Asset impairments
We hold significant amounts of goodwill, intangible assets, property and equipment, operating lease right-of-use ("ROU") assets, and investments. We evaluate these assets on a quarterly basis for impairment as further discussed in "—Critical Accounting Policies and Estimates." These evaluations have, in the past, resulted in impairment charges for certain of these assets based on the specific facts and circumstances surrounding those assets. We may be required to take additional impairment charges to reflect potential future declines in our asset and/or investment values.

Acquisitions, divestitures, and significant renovations
From time to time, we may acquire businesses to support our long-term growth strategy. We also routinely acquire, divest, or undertake large-scale renovations of hotel properties. The results of operations derived from these properties do not, therefore, meet the definition of "comparable hotels" as defined in "—Key Business Metrics Evaluated by Management." The results of operations from these properties, however, may have a material effect on our results from period to period and are, therefore, addressed separately in our discussion on results of operations when material.
In 2021, we entered into the following key transactions:
•acquired ALG for $2.7 billion, net of cash acquired;
•acquired Alila Ventana Big Sur for $146 million and subsequently sold the property to an unrelated third party for approximately $148 million and entered into a long-term management agreement for the property upon sale;
•purchased the remaining 50% interest in the entities that owned Grand Hyatt São Paulo for $6 million of cash. Additionally, we repaid the $78 million third-party mortgage loan on the property, and we were released from our debt repayment guarantee;
•sold Hyatt Regency Lake Tahoe Resort, Spa and Casino for approximately $343 million and entered into a long-term management agreement for the property upon sale;
•sold Hyatt Regency Lost Pines Resort and Spa for approximately $268 million and entered into a long-term management agreement for the property upon sale; and
•contributed Hyatt Regency Miami assets to a newly-formed unconsolidated hospitality venture for an agreed-upon value of $22 million, resulting in the derecognition of the nonfinancial assets in the subsidiary.
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
Effect of foreign currency exchange rate fluctuations
A significant portion of our operations are conducted in functional currencies other than our reporting currency, which is the U.S. dollar. As a result, we are required to translate those results from the functional currency into U.S. dollars at market-based average exchange rates during the period reported. When comparing our results of operations between periods, there may be material portions of the changes in our revenues or expenses that are derived from fluctuations in exchange rates experienced between those periods. See Part I, Item 1A, "Risk Factors—Risks Related to the Hospitality Industry—The risks of doing business internationally, or in a particular country or region, could lower our revenues, increase our costs, reduce our profits, or disrupt our business."

Results of Operations
Years Ended December 31, 2021 and December 31, 2020
Discussion on Consolidated Results
For additional information regarding our consolidated results, refer to our consolidated statements of income (loss) included in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Consolidated Financial Statements." Consolidated results were impacted significantly by the COVID-19 pandemic during the years ended December 31, 2021 and December 31, 2020. The year ended December 31, 2021 was also impacted by the ALG Acquisition which closed on November 1, 2021. See "—Segment Results" for further discussion.
The impact from our investments in marketable securities held to fund our deferred compensation plans through rabbi trusts was recognized on the various financial statement line items discussed below and had no impact on net income (loss).
Owned and leased hotels revenues.

	Year Ended December 31,
	2021	2020	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$688	$391	$297	75.9%	$2
Non-comparable owned and leased hotels revenues	150	122	28	22.7%	—
Total owned and leased hotels revenues	$838	$513	$325	63.2%	$2
Comparable owned and leased hotels revenues increased during the year ended December 31, 2021, compared to the year ended December 31, 2020, driven by increased demand from the ongoing recovery in 2021 and hotel re-openings following the suspension of operations at a number of hotels in 2020 due to the COVID-19 pandemic.
For the same periods, non-comparable owned and leased hotels revenues increased primarily due to transaction activity in 2021 and two properties undergoing renovations during 2020, partially offset by the extended closure of an owned hotel during 2021.
Management, franchise, and other fees revenues.

	Year Ended December 31,
	2021	2020	Better / (Worse)
Base management fees	$169	$96	$73	76.0%
Incentive management fees	58	22	36	159.0%
Franchise fees	119	63	56	89.3%
Management and franchise fees	346	181	165	91.0%
Other fees revenues	72	58	14	24.7%
Management, franchise, and other fees	$418	$239	$179	74.9%

	Year Ended December 31,
	2021	2020	Better / (Worse)
Management, franchise, and other fees	$418	$239	$179	74.9%
Contra revenue	(35)	(30)	(5)	(16.7)%
Net management, franchise, and other fees	$383	$209	$174	83.3%
The increase in management and franchise fees for the year ended December 31, 2021, compared to the same period in 2020, was due to increased demand driven by the ongoing recovery in 2021, compared to the decreased demand and suspended hotel operations at a number of hotels in 2020 as a result of the COVID-19 pandemic. Additionally, the current year includes the addition of managed and franchised contracts to the portfolio and $15 million of ALG management fees from the acquisition date through December 31, 2021.

Other fees revenues increased for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily driven by increased license fees related to our co-branded credit cards and fees from marketing services provided by ALG, partially offset by a decrease in license fees in the ASPAC management and franchising segment.
See "—Segment Results" for further discussion.
Distribution and destination management revenues. Distribution and destination management revenues were $115 million for the year ended December 31, 2021, representing ALG Vacations revenues following the ALG Acquisition.
Other revenues.   Other revenues increased $51 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily driven by the impact of the COVID-19 pandemic on our residential management operations during the prior year and revenues related to the Unlimited Vacation Club membership program in the current year.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Year Ended December 31,
	2021	2020	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$1,583	$1,286	$297	23.1%
Less: rabbi trust impact	(19)	(28)	9	31.6%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$1,564	$1,258	$306	24.4%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties increased during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily driven by higher reimbursements for payroll and related costs and system-wide services provided to managed and franchised properties due to hotels resuming operations after prior year suspensions and improved hotel operating performance.
The increase during the year ended December 31, 2021, compared to the year ended December 31, 2020, included a $9 million decrease in the value of the marketable securities held to fund our deferred compensation plans through rabbi trusts due to a decline in market performance.
Owned and leased hotels expenses.

	Year Ended December 31,
	2021	2020	Better / (Worse)
Comparable owned and leased hotels expenses	$578	$457	$(121)	(26.4)%
Non-comparable owned and leased hotels expenses	142	162	20	12.7%
Rabbi trust impact	5	8	3	29.3%
Total owned and leased hotels expenses	$725	$627	$(98)	(15.7)%
The increase in comparable owned and leased hotels expenses during the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to higher variable expenses driven by increased demand and hotels re-opening following the suspension of hotel operations at a number of hotels in 2020 due to the COVID-19 pandemic.
For the same periods, non-comparable owned and leased hotels expenses decreased primarily due to the extended closure of an owned hotel and disposition activity, partially offset by acquisition activity and two properties undergoing renovations during 2020.
Distribution and destination management expenses. Distribution and destination management expenses were $112 million for the year ended December 31, 2021, representing ALG Vacations expenses following the ALG Acquisition.
Depreciation and amortization expenses.    Depreciation and amortization expenses were flat during the year ended December 31, 2021, compared to the year ended December 31, 2020, as the $22 million increase in amortization expense of intangible assets acquired in the ALG Acquisition was primarily offset by dispositions of owned hotels.
Other direct costs.    Other direct costs increased $62 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, driven by the impact of the COVID-19 pandemic on our residential management operations during the prior year, an increase related to our co-branded credit card program from higher cardholder spend and point transfers, and expenses related to the Unlimited Vacation Club membership program, partially offset by decreased expenses due to the sale of the Exhale spa and fitness business during the fourth quarter of 2020.

Selling, general, and administrative expenses.

	Year Ended December 31,
	2021	2020	Change
Selling, general, and administrative expenses	$366	$321	$45	13.7%
Less: rabbi trust impact	(38)	(52)	14	28.5%
Less: stock-based compensation expense	(50)	(24)	(26)	(113.7)%
Adjusted selling, general, and administrative expenses	$278	$245	$33	13.1%
Selling, general, and administrative expenses increased during the year ended December 31, 2021, compared to the same period in the prior year, driven by costs from the ALG businesses, inclusive of $8 million of integration-related costs, higher stock-based compensation expense in the current period following a reversal of previously recognized stock-based compensation expense during the year ended December 31, 2020 related to certain performance-vested restricted stock unit ("PSU") awards, and increases in certain payroll and related costs compared with significant cost containment initiatives during 2020. The aforementioned increases were partially offset by a decrease in bad debt expense and a decline in market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts.
See "—Key Business Metrics Evaluated by Management" for further discussion of Adjusted selling, general, and administrative expenses.
Costs incurred on behalf of managed and franchised properties.

	Year Ended December 31,
	2021	2020	Change
Costs incurred on behalf of managed and franchised properties	$1,639	$1,375	$264	19.2%
Less: rabbi trust impact	(19)	(28)	9	31.6%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$1,620	$1,347	$273	20.3%
Costs incurred on behalf of managed and franchised properties increased during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily driven by increased payroll and related expenses at managed properties where we are the employer and expenses related to system-wide services provided to managed and franchised properties due to hotels resuming operations after prior year suspensions and improved hotel operating performance.
The increase during the year ended December 31, 2021, compared to the year ended December 31, 2020, included a $9 million decrease in the value of the marketable securities held to fund our deferred compensation plans through rabbi trusts due to a decline in market performance.
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Year Ended December 31,
	2021	2020	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$38	$52	$(14)	(28.5)%
Rabbi trust impact allocated to owned and leased hotels expenses	5	8	(3)	(29.3)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$43	$60	$(17)	(28.6)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts decreased during the year ended December 31, 2021, compared to the year ended December 31, 2020, driven by the performance of the underlying invested assets.

Equity earnings (losses) from unconsolidated hospitality ventures.

	Year Ended December 31,
	2021	2020	Better / (Worse)
Net gains from sales activity related to unconsolidated hospitality ventures (Note 4)	$100	$—	$100
Hyatt's share of unconsolidated hospitality ventures foreign currency net gains (losses)	4	(20)	24
Hyatt's share of unconsolidated hospitality ventures net losses excluding foreign currency	(60)	(57)	(3)
Other	(16)	7	(23)
Equity earnings (losses) from unconsolidated hospitality ventures	$28	$(70)	$98
The increase in equity earnings (losses) from unconsolidated hospitality ventures during the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily driven by $100 million of net gains from sales activity from our unconsolidated hospitality ventures, of which $69 million is attributable to the pre-tax gain recognized in connection with the acquisition of the remaining 50% interest in the entities that own Grand Hyatt São Paulo. Additionally, the increase in Hyatt's share of unconsolidated hospitality ventures foreign currency net gains during the year ended December 31, 2021, compared to net losses during the prior year, was primarily driven by Grand Hyatt São Paulo, which held loans denominated in a currency other than its functional currency. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 7 to the Consolidated Financial Statements" for additional information. The increases were partially offset by debt repayment guarantees for hotel properties in India that we entered into during 2021. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements" for further detail.
Interest expense.    Interest expense increased $35 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, driven by senior notes issuances in 2020 and 2021. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to the Consolidated Financial Statements" for additional information.
Gains (losses) on sales of real estate and other.   During the year ended December 31, 2021, we recognized the following:
•$305 million pre-tax gain related to the sale of Hyatt Regency Lake Tahoe Resort, Spa and Casino; and
•$104 million pre-tax gain related to the sale of Hyatt Regency Lost Pines Resort and Spa.
During the year ended December 31, 2020, we recognized the following:
•$30 million pre-tax loss related to the sale of our shares of the entities which own Hyatt Regency Baku;
•$11 million pre-tax loss related to the sale of our shares of the entity which owns the Exhale spa and fitness business;
•$3 million pre-tax loss related to the sale of land and construction in progress;
•$4 million pre-tax gain related to an unrelated third-party's investment in certain of our subsidiaries that developed Hyatt Centric Center City Philadelphia and adjacent parking and retail space; and
•$4 million pre-tax gain for the sale of a commercial building in Omaha, Nebraska.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 7 to the Consolidated Financial Statements" for additional information.
Asset impairments.   During the year ended December 31, 2021, we recognized $8 million of asset impairment charges related to intangible assets primarily as a result of contract terminations. During the year ended December 31, 2020, we recognized $38 million of goodwill impairment charges and $24 million of impairment charges related to property and equipment, operating lease ROU assets, and intangible assets.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 9 to the Consolidated Financial Statements" for additional information.
Other income (loss), net.    Other income (loss), net increased $73 million from a $92 million loss for the year ended December 31, 2020 to a $19 million loss for the year ended December 31, 2021. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 21 to the Consolidated Financial Statements" for additional information.

Benefit (provision) for income taxes.

	Year Ended December 31,
	2021	2020	Better / (Worse)
Income (loss) before income taxes	$44	$(960)	$1,004	104.6%
Benefit (provision) for income taxes	(266)	257	(523)	(203.2)%
Effective tax rate	603.5%	26.8%		(576.7)%

The income tax provision and increase in the effective income tax rate for the year ended December 31, 2021, compared to the year ended December 31, 2020, is primarily due to a valuation allowance recorded on U.S. federal and state deferred tax assets. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to our Consolidated Financial Statements" for further detail.
Segment Results
As described in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 19 to our Consolidated Financial Statements," we evaluate segment operating performance using owned and leased hotels revenues; management, franchise, and other fees revenues; distribution and destination management revenues; and Adjusted EBITDA.
Our segment revenues, comparable RevPAR, and Adjusted EBITDA during the years ended December 31, 2021 and December 31, 2020 continue to be impacted by the COVID-19 pandemic and performance remains significantly below pre-COVID-19 pandemic results.
On November 1, 2021, we completed the ALG Acquisition, which is currently managed as a separate reportable segment.
Owned and leased hotels segment revenues.

	Year Ended December 31,
	2021	2020	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$705	$403	$302	74.7%	$2
Non-comparable owned and leased hotels revenues	150	122	28	22.7%	—
Total segment revenues	$855	$525	$330	62.6%	$2
Comparable owned and leased hotels revenues increased for the year ended December 31, 2021, compared to the same period in the prior year, driven by increased demand during 2021 due to continued recovery from the COVID-19 pandemic and hotel re-openings.
For the same periods, non-comparable owned and leased hotels revenues increased primarily due to transaction activity in 2021 and two properties undergoing renovations during 2020, partially offset by the extended closure of an owned hotel during 2021.

	Year Ended December 31,
	RevPAR		Occupancy		ADR
	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
Comparable owned and leased hotels	$96	94.9%	44.5%	21.4% pts	$215	1.3%
The increase in RevPAR at our comparable owned and leased hotels during the year ended December 31, 2021, compared to the same period in 2020, was primarily driven by improved leisure transient demand across various markets in the United States due to continued recovery from the COVID-19 pandemic.
During the year ended December 31, 2021, we removed six properties from the comparable owned and leased hotels results as three were sold, one was contributed to an unconsolidated hospitality venture, one was closed for an extended period, and one converted from leased to managed.

Owned and leased hotels segment Adjusted EBITDA.

	Year Ended December 31,
	2021	2020	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$77	$(135)	$212	156.9%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	14	(13)	27	204.1%
Segment Adjusted EBITDA	$91	$(148)	$239	161.2%
Adjusted EBITDA at our comparable owned and leased hotels increased $166 million during the year ended December 31, 2021, compared to the same period in 2020, primarily driven by the $302 million increase in comparable owned and leased hotels revenues, partially offset by an increase in comparable owned and leased hotels expenses driven by variable expenses incurred due to higher demand and hotels re-opening in 2021. Adjusted EBITDA at our non-comparable owned and leased hotels increased $46 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to transaction activity and improved results driven by reduced expenses at an owned hotel that was closed for an extended period.
Our pro rata share of Adjusted EBITDA from our unconsolidated hospitality ventures increased during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily driven by increased demand during 2021 due to continued recovery from the COVID-19 pandemic.
Americas management and franchising segment revenues.

	Year Ended December 31,
	2021	2020	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$277	$152	$125	83.0%
Contra revenue	(19)	(18)	(1)	(13.6)%
Other revenues	84	42	42	99.7%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	1,410	1,152	258	22.4%
Total segment revenues	$1,752	$1,328	$424	31.9%
The increase in management, franchise, and other fees during the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily driven by an increase in management fees from improved demand during 2021 due to continued recovery from the COVID-19 pandemic, which was led by certain markets in the United States, particularly resort destinations, and increases in franchise fees from select service properties.
The increase in other revenues during the year ended December 31, 2021, compared to the same period in the prior year, was driven by increased demand in our residential management business during 2021 due to continued recovery from the COVID-19 pandemic.
The increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties for the year ended December 31, 2021, compared to the same period in 2020, was primarily driven by higher reimbursements for payroll and related costs and system-wide services provided to managed and franchised properties due to hotels resuming operations after prior year suspensions and improved hotel operating performance.

(Comparable System-wide Hotels)	Year Ended December 31,
	RevPAR		Occupancy		ADR
	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
Americas full service	$89	96.4%	44.1%	19.9% pts	$202	7.9%
Americas select service	$76	66.3%	61.8%	20.7% pts	$123	10.6%
The RevPAR increases at our comparable system-wide full service and select service hotels during the year ended December 31, 2021, compared to the year ended December 31, 2020, were primarily driven by leisure transient demand due to continued recovery from the COVID-19 pandemic.

During the year ended December 31, 2021, seven properties were removed from the comparable Americas full service system-wide hotel results as four left the hotel portfolio, two have been closed for an extended period, and one is undergoing a renovation. During the year ended December 31, 2021, ten properties were removed from the comparable Americas select service system-wide hotel results as two have been closed for an extended period and eight left the hotel portfolio.
Americas management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2021	2020	Better / (Worse)
Segment Adjusted EBITDA	$231	$90	$141	156.8%
Adjusted EBITDA increased during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily driven by the increases in management and franchise fees. Additionally, Adjusted EBITDA increased due to decreased selling, general, and administrative expenses, primarily resulting from bad debt reserves recorded on certain receivables in the prior year, partially offset by an increase in payroll and related costs as a result of cost containment initiatives in 2020.
ASPAC management and franchising segment revenues.

	Year Ended December 31,
	2021	2020	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$72	$61	$11	17.2%
Contra revenue	(4)	(2)	(2)	(45.0)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	96	75	21	27.2%
Total segment revenues	$164	$134	$30	22.4%
Management, franchise, and other fees increased for the year ended December 31, 2021, compared to the same period in the prior year, primarily driven by an increase in management fees in Greater China due to improved domestic demand, partially offset by a decrease in license fees from the sale of branded residential units.
The increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the year ended December 31, 2021, compared to the year ended December 31, 2020, was driven by higher reimbursements for system-wide services provided to managed and franchised properties due to improved hotel operating performance.

(Comparable System-wide Hotels)	Year Ended December 31,
	RevPAR		Occupancy		ADR
	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
ASPAC full service	$68	15.0%	42.9%	6.1% pts	$158	(1.3)%
ASPAC select service	$38	23.9%	53.0%	9.2% pts	$71	2.4%
Comparable system-wide hotels RevPAR increased for year ended December 31, 2021, compared to the same period in the prior year, driven by increased transient demand led by Greater China during 2021 due to continued recovery from the COVID-19 pandemic.
During the year ended December 31, 2021, three properties were removed from the comparable ASPAC full service system-wide hotel results as one is undergoing a renovation, one has been closed for an extended period, and one left the hotel portfolio. During the year ended December 31, 2021, one property left the hotel portfolio and was removed from the comparable ASPAC select service system-wide hotel results.
ASPAC management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2021	2020	Better / (Worse)
Segment Adjusted EBITDA	$29	$24	$5	20.6%
The increase in Adjusted EBITDA was primarily driven by the increase in management, franchise, and other fees revenues during the year ended December 31, 2021, compared to the same period in the prior year, partially offset by an increase in selling, general, and administrative expenses, primarily due to higher payroll and related costs as a result of cost containment initiatives in 2020.
EAME/SW Asia management and franchising segment revenues.

	Year Ended December 31,
	2021	2020	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$43	$23	$20	85.0%
Contra revenue	(12)	(10)	(2)	(16.0)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	66	55	11	21.5%
Total segment revenues	$97	$68	$29	44.1%
The increase in management, franchise, and other fees during the year ended December 31, 2021, compared to the year ended December 31, 2020, was driven by an increase in management fees across the region during 2021 due to continued recovery from the COVID-19 pandemic, with notable increases in Europe and the Middle East led by transient demand.
The increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily driven by higher reimbursements for system-wide services provided to managed and franchised properties due to improved hotel operating performance.

(Comparable System-wide Hotels)	Year Ended December 31,
	RevPAR		Occupancy		ADR
	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
EAME/SW Asia full service	$69	72.2%	40.8%	16.0% pts	$170	4.8%
EAME/SW Asia select service	$40	43.3%	52.8%	16.8% pts	$76	(2.4)%
Comparable system-wide hotels RevPAR increased during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily driven by increased demand as various travel and movement restrictions were lifted during 2021 due to continued recovery from the COVID-19 pandemic. The RevPAR increases were primarily driven by leisure destinations in Europe, which benefited from a strong summer, and the Middle East, which has experienced steady recovery as restrictions on international travel have eased.
During the year ended December 31, 2021, four properties were removed from the comparable EAME/SW Asia full service system-wide hotel results as three were closed for an extended period and one was undergoing a renovation. During the year ended December 31, 2021, one property left the hotel portfolio and was removed from the comparable EAME/SW Asia select service system-wide hotel results.
EAME/SW Asia management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2021	2020	Better / (Worse)
Segment Adjusted EBITDA	$17	$(15)	$32	211.0%
The increase in Adjusted EBITDA during the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily driven by the increase in management, franchise, and other fees coupled with reduced selling, general, and administrative expenses due to bad debt reserves recorded on certain receivables in the prior year.
Apple Leisure Group segment revenues.
We acquired ALG on November 1, 2021, and as a result, our 2021 results include two months of ALG operations. During the period, revenues totaled $166 million, primarily driven by $115 million of distribution and destination management revenues and $21 million of management, franchise, and other fees revenues. Management, franchise, and other fees revenues reflect $188 and $92 of Net Package RevPAR for AMR Collection resorts in Americas, including Latin America and the Caribbean, and Europe, respectively.

Apple Leisure Group segment Adjusted EBITDA.
For the two months ended December 31, 2021, Adjusted EBITDA was $4 million. During the same period, the sale of new Unlimited Vacation Club membership contracts increased contract liabilities and deferred cost assets by $35 million and $16 million, respectively, resulting in $19 million of Net Deferrals. The increases in contract liabilities and deferred cost assets will increase the revenues and expenses, respectively, that will be recognized in our consolidated statements of income (loss) over the customer life of a membership club member, which ranges from 3 to 25 years. Additionally, during the two-month period, Net Financed Contracts increased $8 million.
Corporate and other.

	Year Ended December 31,
	2021	2020	Better / (Worse)
Revenues	$41	$34	$7	19.7%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$—	$4	$(4)	(100.0)%
Adjusted EBITDA	$(116)	$(130)	$14	11.2%
Revenues increased during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily driven by license fees related to our co-branded credit cards, partially offset by the sale of the Exhale spa and fitness business during the fourth quarter of 2020.
Adjusted EBITDA increased during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily driven by $45 million of costs incurred on behalf of managed and franchised properties in 2020 that we do not intend to recover from hotel owners. The costs were associated with providing necessary system-wide services and programs, and we continued to provide these services despite the reduction in revenues for the reimbursement of these costs during the prior year due to declines in hotel operations as a result of the COVID-19 pandemic. The aforementioned increase to Adjusted EBITDA during the year ended December 31, 2021, compared to the year ended December 31, 2020, was partially offset by increases in certain selling, general, administrative expenses, including payroll and related costs, due to cost containment initiatives in 2020 and $8 million of integration-related costs associated with the ALG Acquisition.

Non-GAAP Measure Reconciliation
The table below provides a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA:

	Year Ended December 31,
	2021	2020	Change
Net income (loss) attributable to Hyatt Hotels Corporation	$(222)	$(703)	$481	68.4%
Interest expense	163	128	35	26.9%
(Benefit) provision for income taxes	266	(257)	523	203.2%
Depreciation and amortization	310	310	—	0.1%
EBITDA	517	(522)	1,039	199.1%
Contra revenue	35	30	5	16.7%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(1,583)	(1,286)	(297)	(23.1)%
Costs incurred on behalf of managed and franchised properties	1,639	1,375	264	19.2%
Costs incurred on behalf of managed and franchised properties that we do not intend to recover from hotel owners	—	(45)	45	100.0%
Equity (earnings) losses from unconsolidated hospitality ventures	(28)	70	(98)	(139.4)%
Stock-based compensation expense	50	24	26	113.7%
(Gains) losses on sales of real estate and other	(414)	36	(450)	NM
Asset impairments	8	62	(54)	(87.3)%
Other (income) loss, net	19	92	(73)	(79.2)%
Pro rata share of unconsolidated owned and leased hospitality ventures Adjusted EBITDA	14	(13)	27	204.1%
Adjusted EBITDA	$257	$(177)	$434	245.3%
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
The COVID-19 pandemic and related travel restrictions and other containment efforts have had a significant impact on the travel and lodging and hospitality industries and, as a result, on our business, results of operations, cash flows, and financial condition. We have been, and will continue to be, disciplined with respect to managing operating expenses and cash flows consistent with business needs and demand levels.
In alignment with our long-term business strategy, on November 1, 2021, we completed the ALG Acquisition and paid $2.7 billion of cash. The transaction was funded with a combination of cash on hand, $1 billion of proceeds from new debt, $575 million of proceeds from the common stock issuance, and $210 million of borrowings on the revolving credit facility. We repaid the $210 million of borrowings on the revolving credit facility during the year ended December 31, 2021. See part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 7 and Note 16 to our Consolidated Financial Statements" for additional information.
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
Recent Transactions Affecting Our Liquidity and Capital Resources
During the years ended December 31, 2021 and December 31, 2020, various transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Year Ended December 31,
	2021	2020
Cash provided by (used in):
Operating activities	$315	$(611)
Investing activities	(1,772)	(736)
Financing activities	1,288	1,525
Effect of exchange rate changes on cash	(3)	(4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(172)	$174
Cash Flows from Operating Activities
Cash provided by (used in) operating activities increased $926 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to improved performance across the portfolio driven by continued recovery from the COVID-19 pandemic, which contributed to increased working capital. Cash provided by operating activities in 2021 also includes increased working capital driven by ALG's performance. Additionally, during 2021, we received a $254 million refund from the IRS for a loss carryback claim allowed under the provision of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.
Cash Flows from Investing Activities
2021 Activity:
•We acquired ALG for $2,679 million of cash, net of $460 million of cash and cash equivalents and $16 million of restricted cash acquired.
•We acquired Alila Ventana Big Sur for $146 million of cash, net of closing costs and proration adjustments, and received $148 million of proceeds, net of closing costs and proration adjustments from the subsequent sale.
•We invested $111 million in capital expenditures (see "—Capital Expenditures").
•We purchased our partner's interest in the entities that own Grand Hyatt São Paulo for $6 million of cash, and we repaid the $78 million third-party mortgage loan on the property.
•We invested $29 million in unconsolidated hospitality ventures.
•We issued $21 million of financing receivables.
•We acquired land from an unrelated third party for $7 million of cash.
•We received $447 million of net proceeds from the sale of marketable securities and short-term investments.
•We received $343 million of proceeds, net of closing costs and proration adjustments, from the sale of Hyatt Regency Lake Tahoe Resort, Spa and Casino.
•We received $268 million of proceeds, net of closing costs and proration adjustments, from the sale of Hyatt Regency Lost Pines Resort and Spa.
•We received $98 million of proceeds from the sales activity related to certain equity method investments and the redemption of held-to-maturity ("HTM") debt securities.
•We received $3 million of proceeds, net of cash disposed, closing costs, and proration adjustments, from the sale of our interest in the consolidated hospitality venture that owns Hyatt Regency Bishkek.

2020 Activity:
•We invested $601 million in net purchases of marketable securities and short-term investments.
•We invested $122 million in capital expenditures (see "—Capital Expenditures").
•We invested $65 million in unconsolidated hospitality ventures.
•We issued $32 million of financing receivables.
•We received $72 million of proceeds related to the disposition of 58% ownership interest in certain subsidiaries that developed Hyatt Centric Center City Philadelphia and adjacent parking and retail space.
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
Cash Flows from Financing Activities
2021 Activity:
•We issued senior notes for approximately $1,738 million of net proceeds, after deducting $11 million of underwriting discounts and other offering expenses.
•We issued and sold 8,050,000 shares of Class A common stock and received $575 million of net proceeds, after deducting approximately $25 million of underwriting discounts and other offering expenses (the "common stock issuance").
•We redeemed our outstanding $750 million of three-month LIBOR plus 3.000% senior notes due 2022, for approximately $753 million, inclusive of $3 million of accrued interest.
•We repaid our outstanding $250 million of 5.375% senior notes due 2021 at an issue price of 99.846%, at maturity for approximately $257 million, inclusive of $7 million of accrued interest.
•We borrowed and repaid $210 million on our revolving credit facility.
2020 Activity:
•We issued senior notes for approximately $1,635 million of net proceeds, after deducting $15 million of underwriting discounts and other offering expenses.
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

	December 31, 2021	December 31, 2020
Consolidated debt (1)	$3,978	$3,244
Stockholders' equity	3,563	3,211
Total capital	7,541	6,455
Total debt to total capital	52.8%	50.3%
Consolidated debt (1)	3,978	3,244
Less: Cash and cash equivalents and short-term investments	(1,187)	(1,882)
Net consolidated debt	$2,791	$1,362
Net debt to total capital	37.0%	21.1%

(1) Excludes approximately $581 million and $671 million of our share of indebtedness of our unconsolidated hospitality ventures accounted for under the equity method at December 31, 2021 and December 31, 2020, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
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

	Year Ended December 31,
	2021	2020
Enhancements to existing properties	$68	$60
Maintenance and technology	43	26
Investment in new properties under development or recently opened	—	36
Total capital expenditures	$111	$122
The decrease in investment in new properties under development or recently opened is primarily driven by the completion of the renovation at a Miraval property.
Senior Notes
The table below sets forth the outstanding principal balance of our various series of senior unsecured notes (collectively, the "Senior Notes") at December 31, 2021, as described in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements." Interest on the Senior Notes is payable semi-annually or quarterly.

Principal amount
$300 million senior unsecured notes maturing in 2023—floating rate notes	$300
$350 million senior unsecured notes maturing in 2023—3.375%	350
$700 million senior unsecured notes maturing in 2023—1.300%	700
$750 million senior unsecured notes maturing in 2024—1.800%	750
$450 million senior unsecured notes maturing in 2025—5.375%	450
$400 million senior unsecured notes maturing in 2026—4.850%	400
$400 million senior unsecured notes maturing in 2028—4.375%	400
$450 million senior unsecured notes maturing in 2030—5.750%	450
Total Senior Notes	$3,800

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
If a change of control triggering event occurs, as defined in the indenture governing the Senior Notes, we will be required to offer to purchase the Senior Notes at a price equal to 101% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase. With the exception of the 2023 Floating Rate Notes, 2023 Fixed Rate Notes, and 2024 Fixed Rate Notes, as defined below, we may also redeem some or all of the remaining Senior Notes at any time prior to their maturity at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption plus a make-whole amount. The amount of any make-whole payment depends, in part, on the yield of U.S. Treasury securities with a comparable maturity to the respective Senior Notes at the date of redemption. The 2023 Floating Rate Notes are not redeemable at our option at any time before the first anniversary of the issue date of the notes. We may redeem some or all of the 2023 Fixed Rate Notes and 2024 Fixed Rate Notes at any time before the first anniversary of the issue date at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption plus a make-whole amount. At any time on or after the first anniversary of the issue date of the 2023 Floating Rate Notes, 2023 Fixed Rate Notes, and 2024 Fixed Rate Notes, we may redeem some or all of such notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest.
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at December 31, 2021.
On October 1, 2021, we issued the $700 million of 1.300% senior notes due 2023 (the "2023 Fixed Rate Notes"), $300 million of floating rate senior notes due 2023 (the "2023 Floating Rate Notes"), and $750 million of 1.800% senior notes due 2024 (the "2024 Fixed Rate Notes"). See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements".
Revolving Credit Facility
On March 18, 2021, we entered into the Third Revolver Amendment. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements" and our Current Report on Form 8-K filed with the SEC on March 22, 2021, which is incorporated in this annual report by reference, for more information related to the Third Revolver Amendment.
On August 30, 2021, we entered into the Fourth Revolver Amendment, which became effective substantially concurrently with the ALG Acquisition on November 1, 2021. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements" and our Current Report on Form 8-K filed with the SEC on August 31, 2021, which is incorporated in this annual report by reference, for more information related to the Fourth Revolver Amendment.
Our revolving credit facility, as amended through the Fourth Revolver Amendment, the "Revolving Credit Facility," is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions. At December 31, 2021 and December 31, 2020, we had no loan balance outstanding under the Revolving Credit Facility. We had $7 million and $1 million outstanding undrawn letters of credit issued under our Revolving Credit Facility, and reduced availability thereunder, at December 31, 2021 and December 31, 2020. At December 31, 2021, we had $1,493 million of available borrowing capacity under our Revolving Credit Facility, net of outstanding undrawn letters of credit. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements."
All of our borrowings under our Revolving Credit Facility are guaranteed by substantially all of our material domestic subsidiaries, as defined in the Revolving Credit Facility. All guarantees are guarantees of payment and performance and not of collection. Hotel Investors I, Inc., a wholly owned subsidiary, is an additional borrower under our Revolving Credit Facility.

Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio. Interest rates under our Revolving Credit Facility are subject to a LIBOR floor of 0.250%.
During the Covenant Waiver Period, as defined below, and after the Covenant Waiver Period until April 1, 2023 (the "Covenant Adjustment Period"), as long as we have a credit rating of at least BBB- from S&P or a credit rating of at least Baa3 from Moody's, (a) borrowings under our Revolving Credit Facility bear interest, at our option, at either one, three, or six month LIBOR, subject to the LIBOR floor, plus a margin of 1.550% per annum, plus any mandatory costs, if applicable, or the alternative base rate plus a margin of 0.550% per annum and (b) the Revolving Credit Facility provides for a facility fee of 0.200% of the total commitments of the lenders under the Revolving Credit Facility. The facility fee is charged regardless of the level of borrowings. In the event we no longer have a credit rating of BBB- or better from S&P or a credit rating of Baa3 or better from Moody's, (a) borrowings under our Revolving Credit Facility will bear interest at LIBOR, subject to the LIBOR floor, plus 2.000% per annum or the alternative base rate plus 1.000% per annum and (b) the facility fee will be 0.250%.
At December 31, 2021, the interest rate for a one month LIBOR borrowing under our Revolving Credit Facility would have been 1.800%, or LIBOR of 0.101% (but subject to a LIBOR floor of 0.250%) plus the margin. Borrowings under our swingline subfacility will bear interest at a per annum rate equal to the alternate base rate plus the applicable percentage for revolving loans that are alternate base rate loans.
After the Covenant Adjustment Period, borrowings under our Revolving Credit Facility and the applicable facility fee will be set at lower rates that vary based on our credit rating or, in certain circumstances, our credit rating and leverage ratio.
We are also required to pay letter of credit fees with respect to each letter of credit equal to the applicable margin for LIBOR on the face amount of each letter of credit. In addition, we must pay a fronting fee to the issuer of each letter of credit of 0.10% per annum on the face amount of such letter of credit.
Our Revolving Credit Facility contains a number of affirmative and restrictive covenants including limitations on the ability to place liens on our direct or indirect subsidiaries' assets; to merge, consolidate, and dissolve; to sell assets; to engage in transactions with affiliates; to change our or our direct or indirect subsidiaries' fiscal year or organizational documents; to make restricted payments; and, during the Covenant Waiver Period, to make investments.
The Revolving Credit Facility also contains financial covenants that limit (a) our maximum leverage, consisting of the ratio of Consolidated Adjusted Funded Debt to Consolidated EBITDA, each as defined in the Revolving Credit Facility, to not more than 4.5 to 1, except that the maximum leverage ratio covenant was not required to be measured during the period from April 21, 2020 through January 1, 2022 (the "Covenant Waiver Period"), the maximum leverage ratio covenant is not required to be tested for the first quarter of 2022, and the maximum leverage ratio covenant is subject to increased levels, beginning at 7.5 to 1 and stepping down to 5.0 to 1, from the second quarter of 2022 through the first quarter of 2023, (b) our fixed charge coverage ratio, consisting of the ratio of Consolidated EBITDA to Consolidated Fixed Charges, each defined in the Revolving Credit Facility, to not less than 1.25 to 1 solely during the first quarter of 2022, and (c) our Secured Funded Debt Ratio, consisting of the ratio of Secured Funded Debt to Property and Equipment, each as defined in the Revolving Credit Facility, to not more than 0.30 to 1. When applicable, these financial covenants are measured quarterly. Our Revolving Credit Facility also includes a requirement to maintain Liquidity as defined in the Revolving Credit Facility of at least $450 million during the Covenant Waiver Period. Our outstanding Senior Notes do not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios.
Letters of Credit
We issue letters of credit either under the Revolving Credit Facility as discussed above or directly with financial institutions. We had $276 million and $234 million in letters of credit issued directly with financial institutions outstanding at December 31, 2021 and December 31, 2020, respectively. At December 31, 2021, these letters of credit had weighted-average fees of approximately 159 basis points and typically have maturity dates of up to one year. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
Surety and Other Bonds
Surety and other bonds issued on our behalf were $47 million at December 31, 2021 and are generally off-balance sheet arrangements. These primarily relate to workers' compensation, taxes, licenses, construction liens, and utilities related to our lodging operations. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."

Other Indebtedness and Future Debt Maturities
Excluding the $3,800 million of Senior Notes, all other third-party indebtedness was $178 million, net of $29 million of unamortized discounts and deferred financing fees, at December 31, 2021.
At December 31, 2021, $10 million of our outstanding debt will mature in the following 12 months. We believe we will have adequate liquidity, including our capacity to borrow under our revolving credit facility, and/or proceeds from recent issuances of debt to repay our current debt obligations.
Contractual Obligations
We continue to review and evaluate the management agreements acquired in the ALG Acquisition and the contractual obligations therein. Any identified contractual obligations could be material and may increase our liabilities assumed in the ALG Acquisition (see Note 7).
Our significant contractual obligations at December 31, 2021 include debt, finance and operating lease obligations, purchase obligations, and other commitments primarily related to deferred compensation plan liabilities.
Our short-term and long-term obligations related to debt are discussed in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements" and our short-term and long-term obligations related to finance and operating leases are discussed in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 8 to our Consolidated Financial Statements."
Purchase obligations at December 31, 2021 were $69 million, which are due in the short term and primarily consist of construction and renovation commitments at certain owned and leased properties.
Other commitments primarily consist of deferred compensation plan liabilities, with $571 million due in the long term. This excludes $281 million in long-term taxes payable due to the uncertainty related to the timing of the reversal of those liabilities.
We enter into contracts with certain airlines for commercial air transportation provided by third-party air carriers and chartered air transportation provided by ALG Vacations. Obligations under these contracts are due in the short term and may be renegotiated based on customer demand.
Guarantee Commitments
We enter into performance guarantees with third-party owners related to certain hotels we manage which require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. Under these performance guarantees, we may be required to fund up to $30 million within the next twelve months and up to $69 million thereafter.
We also enter into debt repayment guarantees with respect to certain unconsolidated hospitality ventures and certain managed hotels. Our debt repayment guarantee commitments include $42 million that expire within the next twelve months and $320 million that expire thereafter. Certain of these underlying debt agreements have extension periods which are not reflected in the aforementioned figures. With respect to certain of these guarantees, we have reimbursement agreements with our unconsolidated hospitality venture partners or the respective hotel owners which reduce our maximum guarantee and are not reflected above.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
Investment Commitments
Our investment commitments represent our commitment, under certain conditions, to lend or provide certain consideration to, or invest in, various business ventures. At December 31, 2021, we expect to fund commitments of $172 million within the next twelve months and $181 million thereafter. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
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

A number of our accounting policies, which are described in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 2 to our Consolidated Financial Statements," are critical due to the fact they involve a higher degree of judgment and estimates. Those accounting policies and other critical estimates are included below. As a result, these accounting policies could materially affect our financial position and results of operations. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. In addition, changes in the accounting estimates that we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. Although we believe our estimates, assumptions, and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of the board of directors.
Loyalty Program Future Redemption Obligation and Revenue Recognition
We utilize an actuary to assist with the valuation of the deferred revenue liability related to the loyalty program. Changes in the estimates, including the anticipated timing and value of future point redemptions and an estimate of the breakage for points that will not be redeemed, could result in further material changes to our liability and the amount of revenues we recognize when redemptions occur. See Part IV, Item 15 "Exhibits and Financial Statement Schedule—Note 3 to the Consolidated Financial Statements."
At December 31, 2021, our total deferred revenue liability related to the loyalty program was $814 million. A 10% decrease in the breakage assumption would increase our deferred revenue liability related to the loyalty program by approximately $42 million.
Equity Method Investments
We assess investments in unconsolidated hospitality ventures accounted for under the equity method for impairment quarterly. We use judgment to determine whether or not there is an indication that a loss in value has occurred and whether a decline is deemed to be other than temporary, and we consider our knowledge of the hospitality industry, historical experience, location of the underlying venture property, market conditions, and venture-specific information available at the time of the assessment. When there is an indication that a loss in value has occurred, judgment is also required in determining the assumptions and estimates to use when calculating the fair value.
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
Acquisitions
Assets acquired and liabilities assumed in acquisitions are recorded at fair value as of the acquisition date. We use judgment to determine the fair value of the assets or businesses acquired and to allocate the fair value to identifiable tangible and intangible assets. Generally, tangible assets acquired include property and equipment, and intangible assets acquired may include management and franchise agreement intangible assets, brand intangible assets, customer relationship intangible assets, or goodwill in a business combination. Changes to the significant assumptions or factors used to determine fair value, in particular assumptions related to cash flow projections, inclusive of revenue projections, and the selection of discount rates, could affect the measurement and allocation of fair value. See Part IV, Item 15 "Exhibits and Financial Statement Schedule—Notes 7 and 9 to the Consolidated Financial Statements."
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
Historically, changes in estimates used in the goodwill and indefinite-lived intangible assets valuations have not resulted in material impairment charges in subsequent periods, and at December 31, 2021, a 10% decline in the underlying cash flows or a 1% increase in the discount rates or terminal capitalization rates would not result in an impairment of our goodwill or indefinite-lived intangible assets. In periods which are close to an acquisition, we would expect fair value to approximate carrying value and do not consider this to be indicative of an impairment risk, absent other factors. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 9 to our Consolidated Financial Statements."
Property and Equipment, Operating Lease ROU Assets, and Definite-Lived Intangible Assets
We evaluate property and equipment, operating lease ROU assets, and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing to the projected undiscounted cash flows of the assets. We use judgment to determine whether indications of impairment exist and consider our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and property-specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When an indicator of impairment exists, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable.
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
As a result of the acquisition of Two Roads Hospitality LLC ("Two Roads") and ALG, we recorded management agreement intangibles for both operating and pipeline hotels. During the years ended December 31, 2021 and December 31, 2020, we recognized $8 million and $9 million of impairment charges, respectively, related to management agreement intangible assets for contracts that terminated. We may incur impairment charges in a future period if agreements terminate, the timing of which is unpredictable. See Part IV, Item 15 "Exhibits and Financial Statement Schedule—Notes 7 and 9 to the Consolidated Financial Statements."
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
At December 31, 2021, we had $384 million of operating lease liabilities recorded on our consolidated balance sheet. A 1% decrease in our estimated IBR would increase our operating lease liabilities by approximately $31 million.
Guarantees
We enter into performance guarantees related to certain hotels we manage. We also enter into debt repayment guarantees with respect to unconsolidated hospitality ventures and certain managed hotels. We record a liability for the fair value of these guarantees at their inception date. In order to estimate the fair value, we use a Monte Carlo simulation to model the probability of possible outcomes. The valuation methodology requires that we make certain assumptions and judgments in our determination of the fair value, which are based on our knowledge of the hospitality industry, market conditions, location of the property, and specific information available at the time of the valuation.
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
We evaluate tax positions taken or expected to be taken on a tax return to determine whether they are more likely than not of being sustained, assuming that the tax reporting positions will be examined by taxing authorities with full knowledge of all relevant information, prior to recording the related tax benefit in our consolidated financial statements. If a position does not meet the more likely than not standard, the benefit cannot be recognized. Assumptions, judgment, and the use of estimates are required in determining if the "more likely than not" standard has been met when developing the provision for income taxes. A change in the assessment of the "more likely than not" standard with respect to a position could materially impact our consolidated financial statements. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to our Consolidated Financial Statements."
Deferred Income Taxes – Valuation Allowance
We assess the realizability of our deferred tax assets quarterly and recognize a valuation allowance when it is more likely than not that some or all of our deferred tax assets are not realizable. This assessment is completed by tax jurisdiction and relies on the weight of both positive and negative evidence available, with significant weight placed on recent financial results. Cumulative pre-tax losses for the three-year period are considered significant objective negative evidence that some or all of our deferred tax assets may not be realizable. Cumulative reported pre-tax income is considered objectively verifiable positive evidence of our ability to generate positive pre-tax income in the future. In accordance with GAAP, when there is a recent history of pre-tax losses, there is little or no weight placed on forecasts for purposes of assessing the recoverability of our deferred tax assets. When necessary, we use systematic and logical methods to estimate when deferred tax liabilities will reverse and generate taxable income and when deferred tax assets will reverse and generate tax deductions. Assumptions, judgment, and the use of estimates are required when scheduling the reversal of deferred tax assets and liabilities, and the exercise is inherently complex and subjective.
We generated significant pre-tax losses in 2020 due to the impact of the COVID-19 pandemic, and during the three months ended March 31, 2021, we entered into a three-year U.S. cumulative loss position. As a result of our three-year U.S. cumulative loss and the scheduling estimates discussed above, we recognized a valuation allowance during the year ended December 31, 2021. When pre-tax income returns to normalized levels, we will consider the pre-tax income as positive evidence weighted within our analysis to evaluate the realizability of our U.S. deferred tax asset balances and determine whether a portion of the valuation allowance can be reversed. However, significant judgment will be required to determine the timing and amount of any reversal of the valuation allowance in future periods. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to our Consolidated Financial Statements."
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk, primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At December 31, 2021, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
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
At December 31, 2021 and December 31, 2020, we did not hold any interest rate swap contracts.
The following table sets forth the contractual maturities and the total fair values at December 31, 2021 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2022	2023	2024	2025	2026	Thereafter	Total carrying amount (1)	Total fair value
Fixed-rate debt	$5	$1,056	$756	$456	$407	$990	$3,670	$3,892
Average interest rate (2)							3.54%
Floating-rate debt (3)	$4	$303	$3	$3	$3	$14	$330	$338
Average interest rate (2)							1.68%
(1) Excludes $7 million of finance lease obligations and $29 million of unamortized discounts and deferred financing fees.
(2) Average interest rate at December 31, 2021.
(3) Includes Grand Hyatt Rio de Janeiro construction loan which had a 7.31% interest rate at December 31, 2021.

Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, were $184 million and $172 million at December 31, 2021 and December 31, 2020, respectively.
We intend to offset the gains and losses related to our third-party debt and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income (loss). At December 31, 2021, a hypothetical 10% change in foreign currency exchange rates would result in an immaterial change in the fair value of the hedging instruments.
For the years ended December 31, 2021, December 31, 2020, and December 31, 2019, the effects of these derivative instruments resulted in $6 million of net gains, $9 million of net losses, and $3 million of net gains, respectively, recognized in other income (loss), net on our consolidated statements of income (loss). We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect to net income (loss). At December 31, 2021, we had $2 million recorded in prepaids and other assets on our consolidated balance sheet related to derivative instruments. At December 31, 2020, we had $10 million recorded in accrued expenses and other current liabilities on our consolidated balance sheet related to derivative instruments.
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
Management's Report on Internal Control Over Financial Reporting.
Management's Report on Internal Control Over Financial Reporting is included in Part IV, Item 15 of this annual report.
Attestation Report of Independent Registered Public Accounting Firm.
The Attestation Report of Independent Registered Public Accounting Firm is included in Part IV, Item 15 of this annual report.
Changes in Internal Control.
We are in the process of integrating ALG into our overall internal control over financial reporting process.

Except as described above, there has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
The scope of management's assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations, except for ALG which was acquired on November 1, 2021. This exclusion is in accordance with the SEC staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. The business that we acquired in the ALG Acquisition represented approximately 40% of the Company's total assets, 5% of the Company's total revenues, and 13% of the Company's net income (loss) as of December 31, 2021.
Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III

Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required by this Item 10 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2021 pursuant to Regulation 14A under the Exchange Act in connection with our 2022 Annual Meeting of Stockholders.
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
Code of Business Conduct and Ethics
The Company has adopted the Hyatt Hotels Corporation Code of Business Conduct and Ethics (the "Code of Ethics"), which is applicable to all of the Hyatt directors, officers, and colleagues, including the Company's President and Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, and other senior financial officers performing similar functions. The Code of Ethics is posted on the Company's website at http://www.hyatt.com. The Company will furnish a copy of the Code of Ethics to any person, without charge, upon written request directed to: Senior Vice President, Investor Relations and Financial Planning & Analysis, Hyatt Hotels Corporation, 150 North Riverside Plaza, Chicago, Illinois 60606. In the event that the Company amends or waives any of the provisions of the Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, and other senior financial officers performing similar functions, the Company intends to disclose the subsequent information on its website.
Item 11.    Executive Compensation.
The information required by this Item 11 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2021 pursuant to Regulation 14A under the Exchange Act in connection with our 2022 Annual Meeting of Stockholders.
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2021 pursuant to Regulation 14A under the Exchange Act in connection with our 2022 Annual Meeting of Stockholders.
Information related to this Item 12 appears under the caption "STOCK OWNERSHIP INFORMATION—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the definitive proxy statement.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information at December 31, 2021 about Class A common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	6,524,333	(1)	$58.25	(2)	7,091,948	(3) (4)
Equity Compensation Plans Not Approved by Security Holders	—		—		1,469,195	(5)
Total	6,524,333		$58.25		8,561,143
(1) Includes (a) time-vested stock appreciation rights ("SARs") to purchase 4,406,466 shares of Class A common stock issued under the LTIP with a weighted-average exercise price of $58.25 (calculated on a one-for-one basis), (b) 2,105,646 shares of Class A common stock to be issued or retained, as applicable, upon the vesting of time-vested restricted stock units ("RSUs") and PSUs issued under the LTIP for which no exercise price will be paid (assuming maximum payout of PSU awards), and (c) 12,221 shares of Class A common stock issued pursuant to the ESPP in connection with the October 2021 to December 2021 purchase period (for which shares were issued in January 2022).
(2) The calculation of weighted-average exercise price only includes outstanding SARs.
(3) Includes (a) 6,220,091 shares of Class A common stock that remain available for issuance under the LTIP and (b) 871,857 shares of Class A common stock that remain available for issuance pursuant to the ESPP.
(4) Effective May 20, 2020, the plan's authorized share reserve is based on a fungible unit system, under which full value awards (including RSUs, PSUs, and restricted shares) count as two fungible units for every one share of common stock subject to the award (and each share subject to any such award thus reduces the available reserve by two), while non-full value awards (such as stock options and SARs) count as one fungible unit for every one share of common stock subject to the award (and each share subject to any such award thus reduces the available reserve by one).
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
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2021 pursuant to Regulation 14A under the Exchange Act in connection with our 2022 Annual Meeting of Stockholders.
Information related to this Item 13 appears under the captions: "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" and "CORPORATE GOVERNANCE—DIRECTOR INDEPENDENCE" in the definitive proxy statement.

Item 14.    Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2021 pursuant to Regulation 14A under the Exchange Act in connection with our 2022 Annual Meeting of Stockholders.
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
(a)    Financial Statements
The following consolidated financial statements are included in this annual report on the pages indicated:
(b)    Financial Statement Schedule
The following financial statement schedule is included in this annual report on the page indicated:

Page
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2021, December 31, 2020, and December 31, 2019	SCHII-1
(c)    Exhibits
The Exhibit Index follows Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2021, December 31, 2020, and December 31, 2019 and is incorporated herein by reference.
Item 16.    Form 10-K Summary.
Omitted at registrant's option.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYATT HOTELS CORPORATION

	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer

Date: February 17, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Mark S. Hoplamazian	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2022
Mark S. Hoplamazian
/s/ Joan Bottarini	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 17, 2022
Joan Bottarini
/s/ Thomas J. Pritzker	Executive Chairman of the Board	February 17, 2022
Thomas J. Pritzker
/s/ Paul D. Ballew	Director	February 17, 2022
Paul D. Ballew
/s/ Susan D. Kronick	Director	February 17, 2022
Susan D. Kronick
/s/ Mackey J. McDonald	Director	February 17, 2022
Mackey J. McDonald
/s/ Cary D. McMillan	Director	February 17, 2022
Cary D. McMillan
/s/ Pamela M. Nicholson	Director	February 17, 2022
Pamela M. Nicholson
/s/ Jason Pritzker	Director	February 17, 2022
Jason Pritzker
/s/ Michael A. Rocca	Director	February 17, 2022
Michael A. Rocca
/s/ Dion Camp Sanders	Director	February 17, 2022
Dion Camp Sanders
/s/ Richard C. Tuttle	Director	February 17, 2022
Richard C. Tuttle
/s/ James H. Wooten, Jr.	Director	February 17, 2022
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
Management assessed the effectiveness of Hyatt Hotels Corporation's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that Hyatt Hotels Corporation maintained effective internal control over financial reporting as of December 31, 2021.
The scope of managements' assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations, except for ALG which was acquired on November 1, 2021. This exclusion is in accordance with the SEC staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. The business that we acquired in the ALG Acquisition represented approximately 40% of the Company's total assets, 5% of the Company's total revenues, and 13% of the Company's net income (loss) as of December 31, 2021.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Hyatt Hotels Corporation's internal control over financial reporting as of December 31, 2021. That report is included in Item 15 of this Annual Report on Form 10-K.

/s/ Mark S. Hoplamazian
Mark S. Hoplamazian President & Chief Executive Officer

/s/ Joan Bottarini
Joan Bottarini Executive Vice President, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Hyatt Hotels Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hyatt Hotels Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company operates the loyalty program for the benefit of the Hyatt portfolio of properties during the period of their participation in the loyalty program. The Company's estimate of the value of the deferred revenue liability related to the loyalty program ("the liability") is $814 million as of December 31, 2021 and is actuarially determined based on the anticipated timing and value of future point redemptions, including an estimate of the breakage for points that will not be redeemed. Changes in the estimates used in the determination of the liability could result in a material change to the liability.
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
Acquisitions and Dispositions – Acquisitions – Apple Leisure Group – Refer to Note 7 to the financial statements
Intangibles, Net – Management and Franchise Agreement Intangibles, Brand and Other Indefinite-Lived Intangibles – Refer to Note 9 to the financial statements
Critical Audit Matter Description
On November 1, 2021, the Company acquired 100% of the outstanding limited partnership interests in Casablanca Global Intermediate Holdings L.P., and 100% of the outstanding shares of Casablanca Global GP Limited, doing business as Apple Leisure Group ("ALG"), in a business combination for total consideration of approximately $2.7 billion, net of approximately $476 million of cash acquired. Total consideration was allocated to the assets acquired and liabilities assumed based on their respective fair values, including indefinite-lived intangibles of $516 million, management agreement intangibles of $496 million, customer relationships intangibles of $586 million, and other intangibles of $50 million. Management estimated the fair value of these intangible assets using the relief from royalty method and discounted future cash flow models, which included revenue projections and allocations based on the expected contract terms. The preliminary fair value determination of these intangible assets required management to make significant estimates and assumptions related to revenue projections and allocations and the selection of the discount rates.
Given that the fair value determination of these intangible assets required management to make significant estimates and assumptions related to revenue projections and allocations and the selection of discount rates, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revenue projections and allocations and the selection of discount rates for these intangible assets included the following, among others:
•We tested the effectiveness of controls over the valuation of these intangible assets, including management's controls over revenue projections and allocations and the selection of discount rates.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the revenue projections and allocations and discount rates by:
◦Assessing the appropriateness of the valuation methodology used to determine the revenue projections and allocations and determination of discount rates, including testing the mathematical accuracy of valuation models.
◦Testing the source information underlying the determination of discount rates and testing the mathematical accuracy of the calculations.
◦Developing a range of independent estimates of discount rates and comparing the rates selected by management to the range of independent estimates.
◦Evaluated the reasonableness of revenue projections and allocations.
/s/ Deloitte & Touche LLP

Chicago, Illinois
February 17, 2022

We have served as the Company's auditor since 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Hyatt Hotels Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Hyatt Hotels Corporation and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2021, of the Company and our report dated February 17, 2022, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Apple Leisure Group ("ALG"), which was acquired on November 1, 2021, and whose financial statements constitute 40% of the Company's total assets, 5% of the Company's total revenues, and 13% of the Company's net income (loss) of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at ALG.
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
February 17, 2022

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Years Ended December 31, 2021, December 31, 2020, and December 31, 2019
(In millions of dollars, except per share amounts)

	2021	2020	2019
REVENUES:
Owned and leased hotels	$838	$513	$1,848
Management, franchise, and other fees	418	239	608
Contra revenue	(35)	(30)	(22)
Net management, franchise, and other fees	383	209	586
Distribution and destination management	115	—	—
Other revenues	109	58	125
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	1,583	1,286	2,461
Total revenues	3,028	2,066	5,020
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	725	627	1,424
Distribution and destination management	112	—	—
Depreciation and amortization	310	310	329
Other direct costs	127	65	133
Selling, general, and administrative	366	321	417
Costs incurred on behalf of managed and franchised properties	1,639	1,375	2,520
Direct and selling, general, and administrative expenses	3,279	2,698	4,823
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	43	60	62
Equity earnings (losses) from unconsolidated hospitality ventures	28	(70)	(10)
Interest expense	(163)	(128)	(75)
Gains (losses) on sales of real estate and other	414	(36)	723
Asset impairments	(8)	(62)	(18)
Other income (loss), net	(19)	(92)	127
INCOME (LOSS) BEFORE INCOME TAXES	44	(960)	1,006
BENEFIT (PROVISION) FOR INCOME TAXES	(266)	257	(240)
NET INCOME (LOSS)	(222)	(703)	766
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$(222)	$(703)	$766
EARNINGS (LOSSES) PER SHARE—Basic
Net income (loss)	$(2.13)	$(6.93)	$7.33
Net income (loss) attributable to Hyatt Hotels Corporation	$(2.13)	$(6.93)	$7.33
EARNINGS (LOSSES) PER SHARE—Diluted
Net income (loss)	$(2.13)	$(6.93)	$7.21
Net income (loss) attributable to Hyatt Hotels Corporation	$(2.13)	$(6.93)	$7.21

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2021, December 31, 2020, and December 31, 2019
(In millions of dollars)

	2021	2020	2019
Net income (loss)	$(222)	$(703)	$766
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax benefit (provision) of $1, $(2), and $— for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively	(61)	38	8
Unrecognized pension benefit (cost), net of tax benefit (provision) of $—, $—, and $1 for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively	3	2	(4)
Unrealized gains (losses) on available-for-sale debt securities, net of tax benefit (provision) of $— for the years ended December 31, 2021, December 31, 2020, and December 31, 2019.	(2)	—	1
Unrealized gains (losses) on derivative activity, net of tax benefit (provision) of $—, $8, and $5 for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively	7	(23)	(14)
Other comprehensive income (loss)	(53)	17	(9)
COMPREHENSIVE INCOME (LOSS)	(275)	(686)	757
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$(275)	$(686)	$757

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2021 and December 31, 2020
(In millions of dollars, except share and per share amounts)

	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$960	$1,207
Restricted cash	57	11
Short-term investments	227	675
Receivables, net of allowances of $53 and $56 at December 31, 2021 and December 31, 2020, respectively	633	316
Inventories	10	9
Prepaids and other assets	149	64
Prepaid income taxes	26	281
Total current assets	2,062	2,563
Equity method investments	216	260
Property and equipment, net	2,848	3,126
Financing receivables, net of allowances of $69 and $114 at December 31, 2021 and December 31, 2020, respectively	41	29
Operating lease right-of-use assets	446	474
Goodwill	2,965	288
Intangibles, net	1,977	385
Deferred tax assets	14	207
Other assets	2,034	1,797
TOTAL ASSETS	$12,603	$9,129
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$10	$260
Accounts payable	523	102
Accrued expenses and other current liabilities	299	200
Current contract liabilities	1,178	282
Accrued compensation and benefits	187	111
Current operating lease liabilities	35	29
Total current liabilities	2,232	984
Long-term debt	3,968	2,984
Long-term contract liabilities	1,349	659
Long-term operating lease liabilities	349	377
Other long-term liabilities	1,139	911
Total liabilities	9,037	5,915
Commitments and contingencies (see Note 15)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of December 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 50,322,050 issued and outstanding at December 31, 2021, and Class B common stock, $0.01 par value per share, 391,647,683 shares authorized, 59,653,271 shares issued and outstanding at December 31, 2021. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 39,250,241 issued and outstanding at December 31, 2020, and Class B common stock, $0.01 par value per share, 394,033,330 shares authorized, 62,038,918 shares issued and outstanding at December 31, 2020	1	1
Additional paid-in capital	640	13
Retained earnings	3,167	3,389
Accumulated other comprehensive loss	(245)	(192)
Total stockholders' equity	3,563	3,211
Noncontrolling interests in consolidated subsidiaries	3	3
Total equity	3,566	3,214
TOTAL LIABILITIES AND EQUITY	$12,603	$9,129

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, December 31, 2020, and December 31, 2019
(In millions of dollars)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(222)	$(703)	$766
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gains) losses on sales of real estate and other	(414)	36	(723)
Depreciation and amortization	310	310	329
Release of contingent consideration liability	—	(1)	(30)
Amortization of share awards	59	28	35
Amortization of operating lease right-of-use assets	27	31	35
Deferred income taxes	200	(59)	28
Asset impairments	8	62	18
Equity (earnings) losses from unconsolidated hospitality ventures	(28)	70	10
Contra revenue	35	30	22
Gain on sale of contractual right	—	—	(16)
Unrealized (gains) losses, net	(14)	13	(26)
Other	(34)	(4)	(39)
Increase (decrease) in cash attributable to changes in assets and liabilities and other
Receivables, net	(85)	120	(26)
Prepaid income taxes	255	(241)	10
Prepaids and other assets	(54)	(24)	(32)
Accounts payable, accrued expenses, and other current liabilities	87	(256)	(33)
Contract liabilities	213	73	133
Operating lease liabilities	(25)	(23)	(34)
Accrued compensation and benefits	33	(47)	(1)
Other long-term liabilities	(25)	(27)	(9)
Other, net	(11)	1	(21)
Net cash provided by (used in) operating activities	315	(611)	396
(Continued)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, December 31, 2020, and December 31, 2019
(In millions of dollars)

	2021	2020	2019
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	$(793)	$(1,143)	$(350)
Proceeds from marketable securities and short-term investments	1,240	542	349
Contributions to equity method and other investments	(29)	(65)	(48)
Return of equity method and other investments	98	5	28
Acquisitions, net of cash acquired	(2,916)	—	(18)
Capital expenditures	(111)	(122)	(369)
Issuance of financing receivables	(21)	(32)	(18)
Proceeds from financing receivables	7	—	46
Proceeds from sales of real estate and other, net of cash disposed	758	85	940
Proceeds from sale of contractual right	—	—	21
Other investing activities	(5)	(6)	4
Net cash provided by (used in) investing activities	(1,772)	(736)	585
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs of $11, $15, and $—, respectively	1,949	2,035	400
Repayments of debt	(1,218)	(406)	(409)
Repurchase of common stock	—	(69)	(421)
Proceeds from issuance of Class A common stock, net of offering costs of $25, $—, and $—, respectively	575	—	—
Contingent consideration paid	—	—	(24)
Dividends paid	—	(20)	(80)
Other financing activities	(18)	(15)	(7)
Net cash provided by (used in) financing activities	1,288	1,525	(541)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3)	(4)	1
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(172)	174	441
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—BEGINNING OF YEAR	1,237	1,063	622
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—END OF YEAR	$1,065	$1,237	$1,063
(Continued)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, December 31, 2020, and December 31, 2019
(In millions of dollars)

Supplemental disclosure of cash flow information:

	2021	2020	2019
Cash and cash equivalents	$960	$1,207	$893
Restricted cash (see Note 2)	57	11	150
Restricted cash included in other assets (see Note 2)	48	19	20
Total cash, cash equivalents, and restricted cash	$1,065	$1,237	$1,063

	2021	2020	2019
Cash paid during the period for interest	$145	$105	$79
Cash paid (received) during the period for income taxes	$(210)	$63	$175
Cash paid for amounts included in the measurement of operating lease liabilities	$41	$42	$50
Non-cash investing and financing activities are as follows:
Non-cash contributions to equity method investments (see Note 4, Note 7, Note 15)	$61	$35	$9
Non-cash issuance of financing receivables (see Note 6, Note 7)	$11	$—	$1
Change in accrued capital expenditures	$2	$(12)	$(7)
Non-cash right-of-use assets obtained in exchange for operating lease liabilities	$16	$14	$8

(Concluded)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2021, December 31, 2020, and December 31, 2019
(In millions except share and per share amounts)

	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries	Total
	Class A	Class B	Class A	Class B
BALANCE—January 1, 2019	39,507,817	67,115,828	$1	$—	$50	$3,819	$(200)	$7	$3,677
Total comprehensive income	—	—	—	—	—	766	(9)	—	757
Noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Repurchase of common stock	(4,943,897)	(677,384)	—	—	(86)	(335)	—	—	(421)
Directors compensation	—	—	—	—	2	—	—	—	2
Employee stock plan issuance	79,700	—	—	—	5	—	—	—	5
Share-based payment activity	490,389	—	—	—	29	—	—	—	29
Class share conversions	975,170	(975,170)	—	—	—	—	—	—	—
Cash dividends of $0.19 share (see Note 16)	—	—	—	—	—	(80)	—	—	(80)
BALANCE—December 31, 2019	36,109,179	65,463,274	$1	$—	$—	$4,170	$(209)	$5	$3,967
Cumulative effect of accounting changes, net of tax (1)	—	—	—	—	—	(1)	—	—	(1)
BALANCE—January 1, 2020	36,109,179	65,463,274	$1	$—	$—	$4,169	$(209)	$5	$3,966
Total comprehensive loss	—	—	—	—	—	(703)	17	—	(686)
Noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Repurchase of common stock	(827,643)	—	—	—	(12)	(57)	—	—	(69)
Directors compensation	—	—	—	—	1	—	—	—	1
Employee stock plan issuance	75,763	—	—	—	4	—	—	—	4
Share-based payment activity	468,586	—	—	—	20	—	—	—	20
Class share conversions	3,424,356	(3,424,356)	—	—	—	—	—	—	—
Cash dividends of $0.20 per share (see Note 16)	—	—	—	—	—	(20)	—	—	(20)
BALANCE—December 31, 2020	39,250,241	62,038,918	$1	$—	$13	$3,389	$(192)	$3	$3,214
Total comprehensive loss	—	—	—	—	—	(222)	(53)	—	(275)
Directors compensation	—	—	—	—	2	—	—	—	2
Employee stock plan issuance	46,311	—	—	—	4	—	—	—	4
Share-based payment activity	589,851	—	—	—	46	—	—	—	46
Class share conversions	2,385,647	(2,385,647)	—	—	—	—	—	—	—
Issuance of Class A common stock	8,050,000	—	—	—	575	—	—	—	575
BALANCE—December 31, 2021	50,322,050	59,653,271	$1	$—	$640	$3,167	$(245)	$3	$3,566

(1) Cumulative adjustment due to adoption of Accounting Standards Update No. 2016-13 ("ASU 2016-13"), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Upon the modified retrospective adoption of ASU 2016-13, the transition from the impairment model to a current expected credit loss model required a $1 million adjustment, net of tax, for accounts receivable.

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, unless otherwise indicated)

1.     ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively "Hyatt Hotels Corporation") has offerings that consist of full services hotels, select service hotels, all-inclusive resorts, and other forms of residential, vacation ownership, and condominium units. We also offer travel distribution and destination management services through ALG Vacations and the Unlimited Vacation Club paid membership program offering member benefits exclusively at AMR Collection resorts within Latin America and the Caribbean. At December 31, 2021, (i) we operated or franchised 515 full service hotels, comprising 171,399 rooms throughout the world, (ii) we operated or franchised 539 select service hotels, comprising 78,067 rooms, of which 444 hotels are located in the United States, and (iii) we operated, franchised, or marketed 108 all-inclusive resorts, comprising 35,478 rooms. At December 31, 2021, our portfolio of properties operated in 70 countries around the world. Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotels or licensed by third parties.
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—Our consolidated financial statements present the results of operations, financial position, and cash flows of Hyatt Hotels Corporation and its majority owned and controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Impact of the COVID-19 Pandemic—The COVID-19 pandemic and related travel restrictions and containment efforts have had a significant impact on the travel industry and as a result, on our business. The impact began in the first quarter of 2020 and has continued throughout the year ended December 31, 2021. As a result, our financial results for 2021, and for the foreseeable future, are not comparable to past performance or indicative of long-term future performance.
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
Revenue Recognition—Our revenues are primarily derived from the products and services provided to our customers and are generally recognized when control of the product or service has transferred to the customer. Our customers include third-party hotel owners and franchisees, guests at owned and leased hotels, Unlimited Vacation Club members, ALG Vacations customers, a third-party partner through our co-branded credit card program, and owners and guests of the residential, vacation, and condominium units. A summary of our revenue streams is as follows:
•Owned and leased hotels revenues—Owned and leased hotels revenues are derived from room rentals and services provided at our owned and leased hotels. We present revenues net of sales, occupancy, and other taxes. Taxes collected on behalf of and remitted to governmental taxing authorities are excluded from the transaction price of the underlying products and services.
•Management, franchise, and other fees—Management fees primarily consist of a base fee, which is generally calculated as a percentage of gross revenues, and an incentive fee, which is generally computed based on a hotel profitability measure. Included within the management fees are fees that we earn in exchange for providing the hotel access to Hyatt's intellectual property ("IP"). Franchise fees consist of an initial fee and ongoing royalty fees computed as a percentage of gross room revenues and as applicable, food and beverage revenues. Other fees include license fee revenues associated with the licensing of the Hyatt brand names through our co-branded credit card program, license fees associated with sales of our branded residential units, termination fees, and revenues from marketing services provided to certain AMR Collection resorts.
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

•Distribution and destination management—Distribution and destination management revenues include revenues from the sale of vacation packages, experiences, and charter flights through ALG Vacations and destination services and excursions offered through Amstar.
•Other revenues—Other revenues include revenues from our residential management operations for condominium units, our Unlimited Vacation Club paid membership club offering member benefits exclusively at AMR Collection resorts in Latin America and the Caribbean, the sale of promotional awards through our co-branded credit card program, and spa and fitness revenues from Exhale, which was sold during the year ended December 31, 2020 (see Note 7).
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
The products and services we offer to our customers are comprised of the following performance obligations:
Management and franchise agreements
•Access to Hyatt's IP, including the Hyatt brand names—We receive sales-based fees from hotel owners in exchange for providing access to our IP, including the Hyatt brand names and systems, among other services. Fees are generally payable on a monthly basis as hotel owners and franchisees derive value from access to our IP. Fees are recognized over time as services are rendered. Under our franchise agreements, we also receive initial fees from hotel owners and franchisees. The initial fees do not represent a distinct performance obligation, and therefore, are combined with the royalty fees and deferred and recognized in management, franchise, and other fees over the expected customer life, which is typically the initial term of the franchise agreement.
•System-wide services—We provide system-wide services on behalf of owners of managed and franchised properties. The promise to provide system-wide services is not a distinct performance obligation because it is attendant to the access to our IP. Therefore, this promise is combined with the access to our IP to form a single performance obligation.
In 2021, Hyatt's system-wide services are accounted for under a fund model whereby hotel owners and franchisees are invoiced a system-wide assessment fee on a monthly basis. We recognize the revenues over time as services are provided in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties. We have discretion over how we spend program revenues, and therefore, we are the principal. Expenses related to the system-wide programs are recognized as incurred in costs incurred on behalf of managed and franchised properties. Over time, we intend to manage the system-wide programs to break-even and not earn a profit on these services, but the timing of revenues received from the owners may not align with the timing of the expenses incurred to operate the programs. Therefore, any difference between the revenues and expenses will impact our net income (loss).
In prior years, certain system-wide services were provided and accounted for under a cost reimbursement model. Under the cost reimbursement model, hotel owners and franchisees were required to reimburse us for all costs incurred to operate the system-wide programs with no added margin. We had discretion over how we spent program revenues, and therefore, we were the principal. Expenses incurred related to the system-wide programs were recognized in costs incurred on behalf of managed and franchised properties. The reimbursement of system-wide services was billed monthly based on an annual estimate of costs to be incurred and recognized in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties commensurate with incurring the cost. Any amounts collected and not yet recognized as revenues were deferred and classified as contract liabilities. Any costs incurred in excess of revenues collected were classified as receivables to the extent we expected to recover the costs over the long term. As a result of the changes in the manner in which system-wide services are charged and provided, we no longer have any properties on a cost reimbursement model.
•Hotel management agreement services—Under the terms of our management agreements, we provide hotel management services, which form a single performance obligation that qualifies as a series. In exchange, we receive variable consideration in the form of management fees which are comprised of base and/or incentive fees. Incentive fees are typically subject to the achievement of certain profitability targets, and therefore, we apply judgment in determining the amount of incentive fees recognized each period. Incentive fee revenues are recognized to the extent it is probable that we will not reverse a significant portion of the fees in a subsequent period. We rely on internal financial forecasts and historical trends to estimate the amount of incentive fee revenues recognized and the probability that incentive fees will reverse in the future. Generally, base management fees are due and payable on a monthly basis as services are provided, and incentive fees are due and payable based on the terms of the agreement, but at a minimum, incentive fees are billed and collected annually. Revenues are recognized over time as services are rendered.
Under the terms of certain management agreements, primarily within the U.S., we are the employer of hotel employees. When we are the employer, we are reimbursed for costs incurred related to the employee management services with no added margin, and the reimbursements are recognized over time as services are rendered in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties. In jurisdictions in which we are the employer, we have discretion over how employee management services are provided, and therefore, we are the principal.
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
The loyalty program has one performance obligation that consists of marketing and managing the program and arranging for award redemptions by members. These two promises are not distinct because the promise to market and manage the program does not benefit the customer without the related arrangement for award redemptions. The costs of administering the loyalty program are charged to the properties through an assessment fee based on members' qualified expenditures. The assessment fee is billed and collected monthly, and revenues received by the program are deferred until a member redeems points. Upon redemption of points at managed and franchised properties, we recognize the previously deferred revenue in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties, net of redemption expense paid to managed and franchised hotels. We are responsible for arranging for the redemption of promotional awards, but we do not directly fulfill the award night obligation except at owned and leased hotels. Therefore, we are the agent with respect to this performance obligation for managed and franchised hotels, and we are the principal with respect to owned and leased hotels. A portion of our owned and leased hotels revenues is deferred upon initial stay as points are earned by program members at owned or leased hotels, and revenues are recognized upon redemption at owned or leased hotels.
The revenues recognized each period are based on the number of loyalty points redeemed and the revenue per point, which includes an estimate of breakage for the loyalty points that will not be redeemed. Determining breakage involves significant judgment, and we engage third-party actuaries to assist us in estimating the ultimate redemption ratios used in the breakage calculations and the amount of revenues recognized upon redemption. Changes to the expected ultimate redemption assumptions are reflected in the current period. Any revenues in excess of the anticipated future redemptions are used to fund the other operational expenses of the program.
Room rentals and other services provided at owned and leased hotels
We provide room rentals and other services to our guests, including but not limited to food and beverage, spa, laundry, and parking. These products and services each represent individual performance obligations, and in exchange for these services, we receive fixed amounts based on published rates or negotiated contracts. Payment is due in full at the time the services are rendered or the goods are provided. If a guest enters into a package including multiple goods or services, the fixed price is allocated to each distinct good or service based on the standalone selling price for each item. Revenues are recognized over time when we transfer control of the good or service to the customer. Room rental revenues are recognized on a daily basis as the guest occupies the room, and revenues related to other products and services are recognized when the product or service is provided to the guest.
Hotels commonly enter into arrangements with online travel agencies, trade associations, and other entities. As part of these arrangements, Hyatt may pay the other party a commission or rebate based on the revenues generated through that channel. We recognize revenues gross or net of rebates and commissions depending on the terms of each contract.

Distribution and destination management
ALG Vacations offers traditional leisure travel products and services on an individual and package basis to destinations primarily within Latin America and the Caribbean. Travel products and services include some or all of the following performance obligations:
•Performance obligations in which ALG Vacations is the agent as third-party suppliers are primarily responsible for providing the services:
•Commercial air transportation provided by third-party air carriers—revenues are recognized at the time of booking, net of related payments to suppliers
•Hotel accommodations provided by AMR Collection and third-party hotels and resorts—revenues are recognized on a net basis as the guest occupies the room
•Travel insurance provided by third-party insurance companies—revenues are recognized at the time of booking, net of related payments to suppliers
•Car rental reservations provided by third-party companies—revenues are recognized on a daily basis as the guest utilizes the rental car, net of related costs
•Excursions provided by third-party companies—revenues are recognized on the day of the excursion, net of related costs.
•Performance obligations in which ALG Vacations is primarily responsible for providing the services, and therefore, is the principal in the transaction and the revenue is recognized gross:
•Chartered air transportation provided by ALG Vacations—revenues are recognized at the time of departure and return
•Ground transportation and excursions provided by Amstar—revenues are recognized at the time of departure and return.
In exchange for the products and services provided, we receive fixed and variable consideration that is allocated between the performance obligations based on relative standalone selling prices. For all performance obligations, we utilize a cost plus margin approach to determine the standalone selling price. For car rental reservations and excursions provided by third-parties companies, we allocate the standalone selling price using observable transaction prices. ALG Vacation's customers pay for travel prior to trip departure and these deposits are recorded as contract liabilities until the transfer of control of the related performance obligation occurs, at which point the related revenues are recognized in distribution and destination management revenues. For certain airline, hotel, and car rental transactions, we also receive fees through global distribution systems ("GDS") that provide the computer systems through which travel supplier inventory is made available and reservations are booked. Payments received through GDS are considered commissions from suppliers and are recognized as revenues at the time of booking in distribution and destination management revenues.
We provide advertising services to travel suppliers on our consumer websites and travel agent websites, in travel brochures, and via other media. Revenues from advertising are recognized when the service is provided and recorded in distribution and destination management revenues.
Residential management operations
We provide residential management services pursuant to rental management agreements with individual property owners and/or homeowner associations whereby the property owners and/or homeowner associations participate in our rental program. The services provided include reservations, housekeeping, security, and concierge assistance to guests in exchange for a variable fee based on a revenue sharing agreement with the owner of the condominium unit. The services represent an individual performance obligation. Revenues are recognized over time as services are rendered or upon completion of the guest's stay at the condominium unit. We are responsible for establishing pricing as well as fulfilling the services during the guest's stay, and as a result, we are the principal.
Membership club
Through the Unlimited Vacation Club, we enter into membership contracts with guests that provide various benefits, which each represent a performance obligation: access to preferred rates and benefits at participating properties, free room stays, up-front incentives, including gifts and upgrades, the right to renew after the initial contract term, and initial memberships to third-party vacation exchange services.
Membership contracts may be paid in full at commencement or by making a deposit and paying the remaining balance in monthly installments over an average term of less than 4 years. Members are required to pay an annual renewal fee to have continuous access to the benefits outlined in the contract. The unpaid portion of the membership contract does not meet the definition of an asset or a financing receivable as the unpaid balance relates to future services to be provided by us, and our right to collect future cash flows is conditional on our ability to provide continuous access to the member over the contract term.
In exchange for the membership club benefits, we receive fixed and variable consideration. The transaction price includes cash consideration received and the unpaid portion of the membership contract, which is allocated between the performance obligations based on the relative standalone selling prices of each performance obligation. We utilize observable transaction prices and/or adjusted market assumptions in determining the relative standalone selling price. Membership fees received are recorded as contract liabilities, and the revenues allocated to each performance obligation are recognized in other revenues as follows:
•Preferred rates and benefits at participating properties—revenues are recognized over the estimated customer life, which ranges from 3 to 25 years, using the straight-line method
•Free night stays and up-front incentives—revenues are recognized upon redemption, net of redemption expenses as we are the agent
•Right to renew after the initial contract term—this performance obligation represents a material right and revenues are recognized annually as earned
•Initial memberships to third-party vacation exchange services—revenues are recognized over the exchange membership term, net of expenses as we are the agent
Members can upgrade their membership to a higher tier for an additional fee, which results in additional products and services that are separable from the initial contract, and therefore, upgrades are considered a cancellation of the old contract and the creation of a new contract. Members can also downgrade their membership by opting out of paying the unpaid portion of the membership contract. Downgrades do not result in additional distinct goods or services, and therefore, the revised consideration is allocated to the remaining performance obligations, with an adjustment to revenues recognized on the date of downgrade for performance to date under the contract.
Co-branded credit card program
We have co-branded credit card agreements with a third party and under the terms of the agreement, we have various performance obligations: granting a license to the Hyatt name, arranging for the fulfillment of points issued to cardholders through the loyalty program, and awarding cardholders with free room nights upon achievement of certain program milestones. The loyalty points and free room nights represent material rights that can be redeemed for free or discounted services in the future.
In exchange for the products and services provided, we receive fixed and variable consideration which is allocated between the performance obligations based on the relative standalone selling prices. Significant judgment is involved in determining the relative standalone selling prices, and therefore, we engage a third-party valuation specialist for assistance. We utilize a relief from royalty method to determine the revenues allocated to the license which are recognized over time as the licensee derives value from access to Hyatt's brand name. We utilize observable transaction prices and adjusted market assumptions to determine the standalone selling price of a loyalty point, and we utilize a cost plus margin approach to determine the standalone selling price of the free room nights. The revenues allocated to loyalty program points and free night awards are deferred and recognized upon redemption or expiration of a card member's promotional awards which is recognized net of redemption expense when we are the agent. We are responsible for arranging for the redemption of promotional awards, but we do not directly fulfill the award night obligation except at owned and leased hotels. Therefore, we are the agent for managed and franchised hotels, and we are the principal with respect to owned and leased hotels.
We satisfy the following performance obligations over time: the access to Hyatt's symbolic IP, hotel management agreement services, administration of the loyalty program, the license to our brand name through our co-branded credit card agreements, and access to preferred pricing for Unlimited Vacation Club members. Each of these performance obligations is considered a sales-based royalty or a series of distinct services, and although the activities to fulfill each of these promises may vary from day to day, the nature of each promise is the same and the customer benefits from the services every day.
For each performance obligation satisfied over time, we recognize revenues using an output method based on the value transferred to the customer. Revenues are recognized based on the transaction price and the observable outputs related to each performance obligation. We deem the following to represent our progress in satisfying these performance obligations:
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
•cardholder spend for the license to the Hyatt name through our co-branded credit card program, as it is indicative of the value our partner derives from the use of our name; and
•time elapsed as we provide access to AMR Collection resorts under the Unlimited Vacation Club paid membership program.
Within our management agreements, we have two performance obligations: providing access to Hyatt's IP and providing management agreement services. Although these constitute two separate performance obligations, both obligations represent services that are satisfied over time, and Hyatt recognizes revenues using an output method based on the performance of the hotel. Therefore, we have not allocated the transaction price between these two performance obligations as the allocation would result in the same pattern of revenue recognition.
Revenues are adjusted for the effects of a significant financing component when the period between the transfer of the promised goods or services to the customer and payment by the customer exceeds one year.
We have applied the practical expedient that permits the omission of prior-period information about revenues allocated to future performance obligations.
We do not estimate revenues allocated to remaining performance obligations for the following:
•Deferred revenue related to the loyalty program and base and incentive management fee revenues as the revenues are allocated to a wholly unperformed performance obligation in a series;
•Revenues related to royalty fees as they are considered sales-based royalty fees;
•Revenues received for free nights granted through our co-branded credit card program as the awards have an original duration of 12 months;
•Revenues related to advanced bookings at owned and leased hotels as each stay has a duration of 12 months or less; and
•Revenues related to ALG Vacations as bookings are generally for travel within 12 months or less.
Contract Balances—Our payments from customers are based on the billing terms established in our contracts. Customer billings are recorded as accounts receivable when our right to consideration is unconditional. If our right to consideration is conditional on future performance under the contract, the balance is recorded as a contract asset. Due to certain profitability hurdles in our management agreements, incentive fees are considered contract assets until the risk related to the achievement of the profitability metric no longer exists. Once the profitability hurdle has been met, the incentive fee receivable balance will be recorded in accounts receivable. Contract assets are recorded in receivables, net on our consolidated balance sheets. Payments received in advance of performance under the contract are recorded as current or long-term contract liabilities on our consolidated balance sheets and recognized as revenues as we perform under the contract.
Costs Incurred to Obtain Contracts with Customers—We incur incremental costs to obtain contracts with Unlimited Vacation Club members. The incremental costs, which primarily relate to sales commissions, are deferred and recorded as current or long-term other assets on our consolidated balance sheets. The costs are amortized in other direct costs on our consolidated statements of income (loss) over the same period as the associated revenues, using the straight-line method over the customer life, which ranges from 3 to 25 years. We assess costs incurred to obtain contracts with customers for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable. At December 31, 2021, we had $2 million and $14 million of these deferred costs recorded in prepaids and other assets and other assets, respectively.
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
Fair Value—We apply the provisions of fair value measurement to various financial instruments, which we measure at fair value on a recurring basis, and to various financial and nonfinancial assets and liabilities, which we measure at fair value on a nonrecurring basis. We disclose the fair value of our financial assets and liabilities based on observable market information where available or market participant assumptions. These assumptions are subjective in nature and involve matters of judgment, and therefore, fair values cannot always be determined with precision. When determining fair value, we maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of the fair value hierarchy are as follows:
•Level One—Fair values based on unadjusted quoted prices in active markets for identical assets and liabilities;
•Level Two—Fair values based on quoted market prices for similar assets and liabilities in active markets, quoted prices in inactive markets for identical assets and liabilities, and inputs other than quoted market prices that are observable for the asset or liability; and
•Level Three—Fair values based on inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. Valuation techniques may include the use of discounted cash flow models and similar techniques and may be internally developed.
We recognize transfers in and transfers out of the levels of the fair value hierarchy as of the end of each quarterly reporting period.
We typically utilize the market approach and income approach for valuing our financial instruments. The market approach utilizes prices and information generated by market transactions involving identical or similar assets and liabilities, and the income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single, discounted present value. For instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the classification within the fair value hierarchy has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy.
The carrying values of our current financial assets and current financial liabilities approximate fair values with the exception of debt and equity securities (see below and Note 4) and financing receivables (see Note 6). The fair value of long-term debt is discussed in Note 11, and the fair value of our guarantee liabilities is discussed below and in Note 15. We do not have nonfinancial assets or nonfinancial liabilities required to be measured at fair value on a recurring basis.
Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Our cash equivalents are classified as Level One in the fair value hierarchy as we are able to obtain market available pricing information on an ongoing basis, see Note 4.
Restricted Cash—Cash deposited or held in escrow under contractual or regulatory requirements is classified as restricted cash. Our restricted cash may include sales proceeds pursuant to like-kind exchanges, debt service on bonds, escrow deposits, collateral for the securitization of our performance under our debt repayment guarantees associated with the hotel properties in India, and deposits with banks that collateralize our obligations to certain vendors, and other arrangements.
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

We assess investments in unconsolidated hospitality ventures for impairment quarterly, and when there is an indication that a loss in value has occurred, we evaluate the carrying value in comparison to the estimated fair value of the investment. Fair value is based on internally developed discounted cash flow models, third-party appraisals, and if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach, we utilize various assumptions requiring judgment, including projected future cash flows, discount rates, and capitalization rates, which are primarily Level Three assumptions. Our estimates of projected future cash flows are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of our routine, long-term planning process.
If the estimated fair value is less than the carrying value, we apply judgment to determine whether the decline in value is other than temporary. In determining this, we consider factors including, but not limited to, the length of time and extent of the decline, loss of value as a percentage of the cost, financial condition and near-term financial projections, our intent and ability to recover the lost value, and current economic conditions. Impairments deemed other than temporary are recognized in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income (loss).
For additional information about equity method investments, see Note 4.
Debt and Equity Securities—Excluding equity method investments, debt and equity securities consist of various investments:
•Equity securities consist of interest-bearing money market funds, mutual funds, common shares, and preferred shares. Equity securities with a readily determinable fair value are recorded at fair value on our consolidated balance sheets based on listed market prices or dealer quotations where available and are classified as Level One in the fair value hierarchy as we are able to obtain pricing information on an ongoing basis. Equity securities without a readily determinable fair value are recorded at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Net gains and losses, both realized and unrealized, and impairment charges on equity securities are recognized in other income (loss), net on our consolidated statements of income (loss).
•Debt securities include preferred shares, time deposits, and fixed income securities, including U.S. government obligations, obligations of other government agencies, corporate debt, mortgage-backed and asset-backed securities, and municipal and provincial notes and bonds. Debt securities are classified as trading, available-for-sale ("AFS"), or HTM.
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
•HTM securities—investments that we have the intent and ability to hold until maturity are recorded at amortized cost, net of expected credit losses. HTM securities are assessed for expected credit losses quarterly, and credit losses are recognized in other income (loss), net on our consolidated statements of income (loss). We evaluate HTM securities individually when determining the reserve for credit losses due to the unique risks associated with each security. In determining the reserve for credit losses, we consider the financial strength of the underlying assets, including the current and forecasted performance of the property, term to maturity, credit quality of the owner, and current market conditions.
We classify debt securities as current or long-term based on their contractual maturity dates and our intent and ability to hold the investment. Our debt securities are primarily classified as Level Two in fair value hierarchy. Time deposits are recorded at par value, which approximates fair value, and are therefore, classified as Level Two. The remaining securities, other than our investment in preferred shares, are classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Our investments in preferred shares are classified as Level Three as discussed in Note 4.

Interest income on preferred shares that earn a return is recognized in other income (loss), net.
For additional information about debt and equity securities, see Note 4.
Accounts Receivables—Our accounts receivables primarily consist of trade receivables due from guests for services rendered at our owned and leased properties, from hotel owners with whom we have management and franchise agreements for services rendered and for reimbursements of costs incurred on behalf of managed and franchised properties, from third-party financial institutions for credit and debit card transactions, and from ALG Vacations customers. We assess all accounts receivables for credit losses quarterly and establish a reserve to reflect the net amount expected to be collected. The allowance for credit losses is based on an assessment of historical collection activity, the nature of the receivable, geographic considerations, and the current business environment. The allowance for credit losses is recognized in owned and leased hotels expenses, distribution and destination management expenses, or selling, general, and administrative expenses on our consolidated statements of income (loss), based on the nature of the receivable. For additional information about accounts receivables, see Note 6.
Financing Receivables—Financing receivables represent contractual rights to receive money either on demand or on fixed or determinable dates and are recorded on our consolidated balance sheets at amortized cost, net of expected credit losses. We recognize interest as earned and include accrued interest in the amortized cost basis of the asset.
Our financing receivables are composed of individual, unsecured loans and other types of unsecured financing arrangements provided to hotel owners. These financing receivables generally have stated maturities and interest rates, but the repayment terms vary and may be dependent on future cash flows of the hotel. We individually assess all financing receivables for credit losses quarterly and establish a reserve to reflect the net amount expected to be collected. We estimate credit losses based on an analysis of several factors, including current economic conditions, industry trends, and specific risk characteristics of the financing receivable, including capital structure, loan performance, market factors, and the underlying hotel performance. Adjustments to credit losses are recognized in other income (loss), net on our consolidated statements of income (loss).
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
Financing receivables acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased with credit deterioration ("PCD") assets. PCD assets are accounted for at the purchase price or acquisition date fair value with an estimate of expected credit losses to arrive at an initial amortized cost basis. We use certain indicators, such as past due status and specific risk characteristics of the financing receivable, including capital structure, loan performance, market factors, and the underlying hotel performance, in identifying and assessing whether the acquired financing receivables are considered PCD assets.
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

Property and equipment are depreciated over the following useful lives:

Buildings and improvements	10–50 years
Leasehold improvements	The shorter of the lease term or useful life of asset
Furniture and equipment	3–20 years
Computers	3–7 years
Definite-lived intangible assets are amortized over the following useful lives:

Management and franchise agreement intangibles	1–30 years
Customer relationships intangibles	5–11 years
Other intangibles	Varies based on the nature of the asset
We assess property and equipment and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing it to the projected undiscounted future cash flows of the assets. Under the undiscounted cash flow approach, the primary assumption requiring judgment is our estimate of projected future operating cash flows, which are based on historical data, various internal estimates, and a variety of external resources, which are primarily Level Three assumptions, and are developed as part of our routine, long-term planning process.
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
For additional information about property and equipment and definite-lived intangible assets, see Note 5 and Note 9, respectively.
Leases—We primarily lease land, buildings, office space, and equipment. We determine if an arrangement is an operating or finance lease at inception. For our hotel management agreements, we apply judgment in order to determine whether the contract is accounted for as a lease or management agreement based on the specific facts and circumstances of each agreement. In evaluating whether an agreement constitutes a lease, we review the contractual terms to determine which party obtains both the economic benefits and control of the assets. In arrangements where we control the assets and obtain substantially all of the economic benefits, we account for the contract as a lease.
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
We assess operating lease ROU assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing it to the projected undiscounted future cash flows of the assets. If the carrying value of the assets is determined to not be recoverable and is in excess of the estimated fair value, we recognize an impairment charge in asset impairments on our consolidated statements of income (loss).
As our leases do not provide an implicit borrowing rate, we use our estimated IBR to determine the present value of our lease payments and apply a portfolio approach. We apply judgment in estimating our IBR, including assumptions related to currency risk and our credit risk. We also give consideration to our recent debt issuances as well as publicly available data for instruments with similar characteristics when determining our IBR.
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
For additional information about leases, see Note 8.
Acquisitions—We evaluate the facts and circumstances of each acquisition to determine whether the transaction should be accounted for as an asset acquisition or a business combination.
Under the supervision of management, independent third-party valuation specialists estimate the fair value of the assets or businesses acquired using various recognized valuation methods, including the income approach, cost approach, relief from royalty approach, and sales comparison approach, which are primarily based on Level Three assumptions. Assumptions utilized in determining the fair value under these approaches include, but are not limited to, historical financial results when applicable, projected cash flows, discount rates, capitalization rates, royalty rates, current market conditions, likelihood of contract renewals, and comparable transactions. In a business combination, the fair value is allocated to tangible assets and liabilities and identifiable intangible assets, with any remaining value assigned to goodwill, if applicable. In an asset acquisition, any difference between the consideration paid and the fair value of the assets acquired is allocated across the identified assets based on the relative fair value. When we acquire the remaining ownership interest in or the property from an unconsolidated hospitality venture in a step acquisition, we estimate the fair value of our equity interest using the assumed cash proceeds we would receive from sale to a third party at a market sales price, which is determined using our fair value methodologies and assumptions.
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
Goodwill—Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified or separately recognized. We evaluate goodwill for impairment annually during the fourth quarter of each year using balances at October 1 and at interim dates if indicators of impairment exist. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount.
We evaluate the fair value of the reporting unit by performing a qualitative or quantitative assessment. In any given year, we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or we elect to bypass the qualitative assessment, we proceed to the quantitative assessment.
When determining fair value, we utilize internally developed discounted future cash flow models, third-party valuation specialist models, third-party appraisals or broker valuations, and if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach, we utilize various assumptions requiring judgment, including projected future cash flows, discount rates, and capitalization rates. Our estimates of projected future cash flows are based on historical data, various internal estimates, and a variety of external sources, which are primarily Level Three assumptions, and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we recognize an impairment charge in asset impairments on our consolidated statements of income (loss) based on the amount by which the carrying value of the reporting unit exceeded the fair value, limited to the carrying amount of goodwill. For additional information about goodwill, see Note 9.
Indefinite-Lived Intangible Assets—We have certain brand and other indefinite-lived intangible assets that were acquired through various business combinations. At the time of each acquisition, fair value was estimated using a relief from royalty method.
We evaluate indefinite-lived intangible assets for impairment annually during the fourth quarter of each year using balances at October 1 and at interim dates if indicators of impairment exist. We use the relief from royalty method to estimate the fair value. When determining fair value, we utilize internally developed discounted future cash flow models and third-party valuation specialist models, which include various assumptions requiring judgment, including projected future cash flows, discount rates, and market royalty rates that are primarily Level Three assumptions. Our estimates of projected cash flows are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we recognize an impairment charge in asset impairments on our consolidated statements of income (loss). For additional information about indefinite-lived intangible assets, see Note 9.
Guarantees—We enter into performance guarantees related to certain hotels we manage. We also enter into debt repayment guarantees with respect to unconsolidated hospitality ventures and certain managed hotels. We record a liability for the fair value of these guarantees at their inception date. In order to estimate the fair value, we use a Monte Carlo simulation to model the probability of possible outcomes. The valuation methodology requires that we make certain assumptions and judgments regarding discount rates, volatility, hotel operating results, and hotel property sales prices, which are primarily Level Three assumptions. The fair value is not revalued due to future changes in assumptions. The corresponding offset depends on the circumstances in which the guarantee was issued and is recorded to equity method investments, other assets, or expenses. We amortize the liability for the fair value of a guarantee into income over the term of the guarantee using a systematic and rational, risk-based approach. Guarantees related to our managed hotels and our unconsolidated hospitality ventures are amortized into income in other income (loss), net and in equity earnings (losses) from unconsolidated hospitality ventures, respectively, on our consolidated statements of income (loss).
•Performance and other guarantees—On a quarterly basis, we evaluate the likelihood of funding under a guarantee. To the extent we determine an obligation to fund is both probable and estimable based on performance during the period, we record a separate contingent liability and recognize expense in other income (loss), net.
•Debt repayment guarantees—At guarantee inception and on a quarterly basis, we evaluate the risk of funding under a guarantee. We assess credit risk based on the current and forecasted performance of the underlying property, whether the property owner is current on debt service, the historical performance of the underlying property, and the current market, and we record a separate liability and recognize expense in other income (loss), net or equity earnings (losses) from unconsolidated hospitality ventures based on the nature of the guarantee.
For additional information about guarantees, see Note 15.
Income Taxes—We account for income taxes to recognize the amount of taxes payable or refundable for the current year and the amount of deferred tax assets and liabilities resulting from the future tax consequences of differences between the financial statements and tax basis of the respective assets and liabilities. We assess the realizability of our deferred tax assets and record a valuation allowance when it is more likely than not that some or all of our deferred tax assets are not realizable. This assessment is completed by tax jurisdiction and relies on the weight of both positive and negative evidence available with significant weight placed on recent financial results. When necessary, we use systematic and logical methods to estimate when deferred tax liabilities will reverse and generate taxable income and when deferred tax assets will reverse and generate tax deductions.
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
We recognize compensation expense on a straight-line basis from the date of grant through the requisite service period, which is generally the vesting period, unless the employee meets retirement eligibility criteria resulting in immediate recognition. We recognize the effect of forfeitures as they occur.
•RSUs—Each vested RSU will generally be settled by delivery of a single share of our Class A common stock and therefore is accounted for as an equity instrument. In certain situations, we grant a limited number of cash-settled RSUs, which are recorded as liability instruments. The cash-settled RSUs represent an insignificant portion of previous grants.
The value of the RSUs is determined using the fair value of our common stock at the grant date based on the closing stock price of our Class A common stock. Awards are settled as each individual tranche vests under the relevant agreements. We recognize compensation expense over the requisite service period of the individual grant, which is generally a vesting period of one to four years, unless the employee meets retirement eligibility criteria resulting in immediate recognition. We recognize the effect of forfeitures as they occur.
Under certain circumstances, we may issue time-vested RSUs with performance requirements, which vest based on the satisfaction of a continued employment requirement and the attainment of specified performance-vesting conditions that are established annually and eligible to be earned in tranches. Generally, these RSUs fully vest and settle in Class A common stock to the extent performance requirements for each tranche are achieved and if the requisite service period, which is generally three to five years, is satisfied. The value of the RSUs is determined using the fair value of our common stock at the grant date based on the closing stock price of our Class A common stock. Due to the fact that the performance conditions are established annually, each tranche may have its own grant date. We issued 0 and 51,400 of such RSUs during the years ended December 31, 2021 and December 31, 2020, respectively, for which, 119,980 RSUs have not met the grant date criteria and are therefore not deemed granted at December 31, 2021.
•PSUs—PSUs vest and are settled in Class A common stock based on the performance of the Company through the end of the applicable performance period relative to the applicable performance target and are generally subject to continued employment through the applicable performance period. The PSUs will vest at the end of the performance period only to the extent the performance threshold is met and continued service requirements are satisfied; there is no interim performance metric, except in the case of certain change in control transactions.
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
Loyalty Program—The loyalty program is funded through contributions from participating properties and third-party loyalty alliances based on eligible revenues from loyalty program members and returns on marketable securities. The funds are used for the redemption of member awards and payment of operating expenses. Operating costs are expensed as incurred and recognized in costs incurred on behalf of managed and franchised properties.
The program invests amounts received from the participating properties and third-party loyalty alliances in marketable securities which are included in other current and long-term assets on our consolidated balance sheets (see Note 4). Deferred revenues related to the loyalty program are classified as current and long-term contract liabilities on our consolidated balance sheets (see Note 3). The costs of administering the loyalty program, including the estimated cost of award redemption, are charged to the participating properties and third-party loyalty alliances based on members' qualified expenditures.
Adopted Accounting Standards
Business Combinations—In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2021-08 ("ASU 2021-08"), Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires an acquirer to recognize and measure contract assets and contract liabilities, including deferred revenue, acquired in a business combination in accordance with Revenue from

Contracts with Customers (Topic 606) as if the acquirer had originated the contracts at the date of the business combination. The provisions of ASU 2021-08 are effective for interim periods and fiscal years beginning after December 15, 2022, with early adoption permitted. If early adopted, the provisions of ASU 2021-08 apply retrospectively to all business combinations that occurred on or after the first day of the fiscal year in which the standard is adopted. We early adopted ASU 2021-08 in the fourth quarter of 2021. Upon adoption, there was no retrospective impact to our consolidated financial statements. The adoption had a material impact to the purchase price allocation for the ALG Acquisition as deferred revenues related to ALG Vacations and Unlimited Vacation Club were recorded at carrying value at the date of acquisition on our consolidated balance sheet (see Note 7).
Future Adoption of Accounting Standards
Reference Rate Reform—In March 2020, the FASB issued Accounting Standards Update No. 2020-04 ("ASU 2020-04"), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions that we can elect to adopt, subject to meeting certain criteria, regarding contract modifications, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued by June 30, 2023 because of reference rate reform. The provisions of ASU 2020-04 are available through December 31, 2022, and we are currently assessing the impact of adopting ASU 2020-04.
Government Assistance—In November 2021, the FASB issued Accounting Standards Update No. 2021-10 ("ASU 2021-10"), Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires annual disclosures that are expected to increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity's financial statements. The provisions of ASU 2021-10 are effective for fiscal years beginning after December 31, 2021, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2021-10.
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
The following tables present our revenues disaggregated by the nature of the product or service:

	Year Ended December 31, 2021
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Apple Leisure Group	Corporate and other	Eliminations	Total
Rooms revenues	$519	$—	$—	$—	$—	$—	$(17)	$502
Food and beverage	196	—	—	—	—	—	—	196
Other	140	—	—	—	—	—	—	140
Owned and leased hotels	855	—	—	—	—	—	(17)	838
Base management fees	—	130	37	22	5	—	(25)	169
Incentive management fees	—	19	21	15	10	—	(7)	58
Franchise fees	—	115	2	2	—	—	—	119
Other fees	—	13	12	4	6	37	—	72
Management, franchise, and other fees	—	277	72	43	21	37	(32)	418
Contra revenue	—	(19)	(4)	(12)	—	—	—	(35)
Net management, franchise, and other fees	—	258	68	31	21	37	(32)	383
Distribution and destination management	—	—	—	—	115	—	—	115
Other revenues	—	84	—	—	19	4	2	109
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1,410	96	66	11	—	—	1,583
Total	$855	$1,752	$164	$97	$166	$41	$(47)	$3,028

	Year Ended December 31, 2020
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$283	$—	$—	$—	$—	$(12)	$271
Food and beverage	148	—	—	—	—	—	148
Other	94	—	—	—	—	—	94
Owned and leased hotels	525	—	—	—	—	(12)	513
Base management fees	—	72	26	13	—	(15)	96
Incentive management fees	—	4	14	5	—	(1)	22
Franchise fees	—	61	1	1	—	—	63
Other fees	—	15	20	4	19	—	58
Management, franchise, and other fees	—	152	61	23	19	(16)	239
Contra revenue	—	(18)	(2)	(10)	—	—	(30)
Net management, franchise, and other fees	—	134	59	13	19	(16)	209
Other revenues	—	42	—	—	15	1	58
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1,152	75	55	4	—	1,286
Total	$525	$1,328	$134	$68	$38	$(27)	$2,066

	Year Ended December 31, 2019
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$1,083	$—	$—	$—	$—	$(35)	$1,048
Food and beverage	619	—	—	—	—	—	619
Other	181	—	—	—	—	—	181
Owned and leased hotels	1,883	—	—	—	—	(35)	1,848
Base management fees	—	229	46	37	—	(52)	260
Incentive management fees	—	65	72	38	—	(24)	151
Franchise fees	—	136	4	1	—	—	141
Other fees	—	9	14	7	26	—	56
Management, franchise, and other fees	—	439	136	83	26	(76)	608
Contra revenue	—	(15)	(2)	(5)	—	—	(22)
Net management, franchise, and other fees	—	424	134	78	26	(76)	586
Other revenues	—	89	—	—	35	1	125
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	2,268	113	74	6	—	2,461
Total	$1,883	$2,781	$247	$152	$67	$(110)	$5,020

Contract Balances
Contract assets were insignificant at December 31, 2021 and December 31, 2020.
Contract liabilities were comprised of the following:

	December 31, 2021	December 31, 2020
Deferred revenue related to the paid membership program	$833	$—
Deferred revenue related to the loyalty program	814	733
Deferred revenue related to travel distribution and destination management services	629	—
Advanced deposits	61	44
Deferred revenue related to insurance programs	52	47
Initial fees received from franchise owners	42	41
Other deferred revenue	96	76
Total contract liabilities	$2,527	$941

The following table summarizes the activity in our contract liabilities:

	2021	2020
Beginning balance, January 1	$941	$920
Contract liabilities assumed in the ALG Acquisition	1,384	—
Cash received and other	1,259	564
Revenue recognized	(1,057)	(543)
Ending balance, December 31	$2,527	$941
Revenue recognized during the years ended December 31, 2021 and December 31, 2020 included in the contract liabilities balance at the beginning of each year was $289 million and $243 million, respectively. This revenue primarily relates to the loyalty program, which is recognized net of redemption reimbursements paid to third parties.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $945 million at December 31, 2021, of which we expect to recognize approximately 15% of the revenue over the next 12 months and the remainder thereafter.
4.     DEBT AND EQUITY SECURITIES
We invest in debt and equity securities that we believe are strategically and operationally important to our business. These investments take the form of (i) equity method investments where we have the ability to significantly influence the operations of the entity, (ii) marketable securities held to fund operating programs and for investment purposes, and (iii) other types of investments.
Equity Method Investments
Equity method investments were $216 million and $260 million at December 31, 2021 and December 31, 2020, respectively, and are primarily recorded on our owned and leased hotels segment.

The carrying values and ownership interests of our investments in unconsolidated hospitality ventures accounted for under the equity method were as follows:

Investee	Existing or future hotel property	Ownership interest	Carrying value
			December 31, 2021	December 31, 2020
Hyatt of Baja, S. de. R.L. de C.V.	Park Hyatt Los Cabos	50.0%	$54	$50
HP Boston Partners, LLC	Hyatt Place Boston/Seaport District	50.0%	27	28
Hotel am Belvedere Holding GmbH & Co KG	Andaz Vienna Am Belvedere	50.0%	18	24
HC Lenox JV LLC	Hyatt Centric Buckhead Atlanta	50.0%	15	15
H.E. Philadelphia HC Hotel, L.L.C.	Hyatt Centric Center City Philadelphia	42.3%	14	19
Desarrolladora Hotelera Acueducto, S. de R.L. de C.V.	Hyatt Regency Andares Guadalajara	50.0%	13	13
CBR HCN, LLC	Hyatt Centric Downtown Nashville	40.0%	13	15
HRM HoldCo, LLC	Hyatt Regency Miami	50.0%	11	—
Juniper Hotels Private Limited	Hyatt Regency Ahmedabad, Andaz Delhi, Grand Hyatt Mumbai Hotel & Residences	50.0%	10	—
San Jose Hotel Partners, L.L.C.	Hyatt Place San Jose Airport, Hyatt House San Jose Airport	—%	—	18
33 Beale Street Hotel Company, LLC	Hyatt Centric Beale Street Memphis	—%	—	15
Portland Hotel Properties, L.L.C.	Hyatt Centric Downtown Portland	—%	—	9
HH Nashville JV Holdings, L.L.C.	Hyatt House Nashville at Vanderbilt	—%	—	9
Other	Various		41	45
Total equity method investments			$216	$260
The following tables present summarized financial information for all unconsolidated hospitality ventures in which we hold an investment accounted for under the equity method:

	Year Ended December 31,
	2021	2020	2019
Total revenues	$261	$243	$496
Gross operating profit	59	30	179
Loss from continuing operations	(114)	(206)	(24)
Net loss	(114)	(206)	(24)

	December 31, 2021	December 31, 2020
Current assets	$168	$168
Noncurrent assets	1,712	1,754
Total assets	$1,880	$1,922

Current liabilities	$469	$177
Noncurrent liabilities	1,269	1,527
Total liabilities	$1,738	$1,704
During the year ended December 31, 2021, we had the following activity:
•We received $83 million of sales proceeds and recognized $31 million of net gains in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income (loss) resulting from sales activity related to certain equity method investments within our owned and leased hotels segment.
•We purchased our partner's interest in the entities that own Grand Hyatt São Paulo for $6 million of cash, and we repaid the $78 million third-party mortgage loan on the property. We recognized a $69 million pre-tax gain in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income (loss) (see Note 7).

During the year ended December 31, 2020, we had no significant sales activity.
During the year ended December 31, 2019, we received $25 million of sales proceeds and recognized $8 million of gains in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income (loss) resulting from sales activity related to certain equity method investments within our owned and leased hotels segment.
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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value and included on our consolidated balance sheets, were as follows:

	December 31, 2021	December 31, 2020
Loyalty program (Note 10)	$601	$567
Deferred compensation plans held in rabbi trusts (Note 10 and Note 13)	543	511
Captive insurance company (Note 10)	148	226
Total marketable securities held to fund operating programs	$1,292	$1,304
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents and short-term investments	(173)	(238)
Marketable securities held to fund operating programs included in other assets	$1,119	$1,066
Marketable securities held to fund operating programs included $141 million and $82 million of AFS debt securities at December 31, 2021 and December 31, 2020, respectively, with contractual maturity dates ranging from 2022 through 2069. The fair value of our AFS debt securities approximates amortized cost. Additionally, marketable securities held to fund operating programs include $89 million and $70 million of equity securities with a readily determinable fair value at December 31, 2021 and December 31, 2020, respectively.
Net unrealized and realized gains (losses) from marketable securities held to fund operating programs recognized on our consolidated financial statements were as follows:

	Year Ended December 31,
	2021	2020	2019
Unrealized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$(7)	$24	$42
Other income (loss), net (Note 21)	(11)	17	11
Other comprehensive loss (Note 16)	(2)	—	1

Realized gains, net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$50	$36	$20
Other income (loss), net (Note 21)	2	6	2
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at cost or fair value, depending on the nature of the investment, on our consolidated balance sheets, were as follows:

	December 31, 2021	December 31, 2020
Time deposits	$255	$657
Interest-bearing money market funds	231	107
Common shares of Playa N.V. (Note 10)	97	72
Total marketable securities held for investment purposes	$583	$836
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(486)	(764)
Marketable securities held for investment purposes included in other assets	$97	$72

We hold common shares in Playa Hotels & Resorts N.V. ("Playa N.V."), which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. We did not sell any shares of common stock during the years ended December 31, 2021 or December 31, 2020. Net unrealized gains (losses) recognized on our consolidated statements of income (loss) were as follows:

	Year Ended December 31,
	2021	2020	2019
Other income (loss), net (Note 21)	$25	$(30)	$15
Fair Value—We measured the following financial assets at fair value on a recurring basis:

	December 31, 2021	Cash and cash equivalents	Short-term investments	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$397	$397	$—	$—
Mutual funds	632	—	—	632
Common shares	97	—	—	97
Level Two - Significant Other Observable Inputs
Time deposits	259	35	221	3
U.S. government obligations	235	—	—	235
U.S. government agencies	58	—	—	58
Corporate debt securities	137	—	6	131
Mortgage-backed securities	24	—	—	24
Asset-backed securities	28	—	—	28
Municipal and provincial notes and bonds	8	—	—	8
Total	$1,875	$432	$227	$1,216

	December 31, 2020	Cash and cash equivalents	Short-term investments	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$327	$327	$—	$—
Mutual funds	581	—	—	581
Common shares	72	—	—	72
Level Two - Significant Other Observable Inputs
Time deposits	662	—	659	3
U.S. government obligations	208	—	3	205
U.S. government agencies	65	—	—	65
Corporate debt securities	159	—	13	146
Mortgage-backed securities	24	—	—	24
Asset-backed securities	35	—	—	35
Municipal and provincial notes and bonds	7	—	—	7
Total	$2,140	$327	$675	$1,138
During the years ended December 31, 2021 and December 31, 2020, there were no transfers between levels of the fair value hierarchy.

Other Investments
HTM Debt Securities—We hold investments in HTM debt securities, which are investments in third-party entities that own or are developing certain of our hotels. The securities are mandatorily redeemable on various dates through 2027. At December 31, 2021 and December 31, 2020, HTM debt securities recorded within other assets on our consolidated balance sheets were as follows:

	December 31, 2021	December 31, 2020
HTM debt securities	$91	$102
Less: allowance for credit losses	(38)	(21)
Total HTM debt securities, net of allowances	$53	$81
The following table summarizes the activity in our HTM debt securities allowance for credit losses:

	2021	2020
Allowance at January 1	$21	$12
Credit losses (1)	19	9
Write-offs	(2)	—
Allowance at December 31	$38	$21
(1) Credit losses were partially or fully offset by interest income recognized in the same periods (see Note 21).
We estimated the fair value of HTM debt securities to be approximately $77 million and $100 million at December 31, 2021 and December 31, 2020, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using internally developed discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.
Equity Securities Without a Readily Determinable Fair Value—At both December 31, 2021 and December 31, 2020, we held $12 million of investments in equity securities without a readily determinable fair value, which represent investments in entities where we do not have the ability to significantly influence the operations of the entity.
5.    PROPERTY AND EQUIPMENT, NET

	December 31, 2021	December 31, 2020
Land	$676	$658
Buildings	3,065	3,381
Leasehold improvements	192	187
Furniture, equipment, and computers	1,186	1,216
Construction in progress	47	32
Property and equipment	5,166	5,474
Less: accumulated depreciation	(2,318)	(2,348)
Total property and equipment, net	$2,848	$3,126

	Year Ended December 31,
	2021	2020	2019
Depreciation expense	$262	$283	$304
During the years ended December 31, 2021 and December 31, 2019, we did not recognize any property and equipment impairment charges.
During the year ended December 31, 2020, the carrying values of certain property and equipment were in excess of fair values, which were determined to be Level Three fair value measurements, and we recognized $9 million of impairment charges in asset impairments on our consolidated statements of income (loss) within corporate and other.

6.    RECEIVABLES
Accounts Receivable
At December 31, 2021 and December 31, 2020, we had $633 million and $316 million of net receivables, respectively, on our consolidated balance sheets.
The following table summarizes the activity in our accounts receivable allowance for credit losses:

	2021	2020
Allowance at January 1	$56	$32
Provisions	4	37
Write-offs	(7)	(13)
Allowance at December 31	$53	$56
Financing Receivables

	December 31, 2021	December 31, 2020
Unsecured financing to hotel owners	$133	$145
Less: current portion of financing receivables, included in receivables, net	(23)	(2)
Less: allowance for credit losses	(69)	(114)
Total long-term financing receivables, net of allowances	$41	$29
Allowance for Credit Losses—The following table summarizes the activity in our unsecured financing receivables allowance for credit losses:

	2021	2020
Allowance at January 1	$114	$100
Provisions	7	29
Allowance on PCD assets acquired in the ALG Acquisition	12	—
Write-offs (1)	(61)	(17)
Foreign currency exchange, net	(3)	2
Allowance at December 31	$69	$114
(1) Includes $60 million written off related to a financing arrangement with a hotel owner, which was legally waived during the year ended December 31, 2021.
Credit Monitoring—Our unsecured financing receivables were as follows:

	December 31, 2021
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$130	$(67)	$63	$47
Other financing arrangements	3	(2)	1	—
Total unsecured financing receivables	$133	$(69)	$64	$47

	December 31, 2020
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$83	$(54)	$29	$53
Other financing arrangements	62	(60)	2	58
Total unsecured financing receivables	$145	$(114)	$31	$111

Fair Value—We estimated the fair value of financing receivables to be approximately $88 million and $44 million at December 31, 2021 and December 31, 2020, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using discounted future cash flow models. The principal inputs used are projected future cash flows and the discount rate, which is generally the effective interest rate of the loan.
7.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Apple Leisure Group—During the year ended December 31, 2021, we acquired 100% of the outstanding limited partnership interests in Casablanca Global Intermediate Holdings L.P., doing business as ALG, and 100% of the outstanding ordinary shares of Casablanca Global GP Limited, its general partner, in a business combination for a purchase price of $2.7 billion. The transaction included $69 million of contingent consideration payable upon the achievement of certain targets related to ALG's outstanding travel credits; however, we did not record a contingent liability as the achievement is not considered probable at December 31, 2021. We closed on the transaction on November 1, 2021 and paid $2,679 million of cash.
Net assets acquired were determined as follows:

Cash paid, net of cash acquired	$2,679
Cash and cash equivalents acquired	460
Restricted cash acquired	16
Purchase price adjustments (1)	39
Net assets acquired	$3,194
(1) Represents amounts due back to the seller that were recorded in accrued expenses and other current liabilities on our consolidated balance sheet at December 31, 2021.
The acquisition includes (i) management and franchise agreements for operating and pipeline hotels, primarily across Latin America, the Caribbean, and Europe, and brand names affiliated with the AMR Collection; (ii) customer relationships and brand names through ALG Vacations; and (iii) customer relationships and a brand name associated with the Unlimited Vacation Club membership program.
Our consolidated balance sheet at December 31, 2021 reflects preliminary estimates of the fair value of the assets acquired and liabilities assumed and is based on information that was available as of the date of acquisition. The fair values of intangibles acquired are estimated using discounted future cash flow models and relief from royalty method, which includes revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three assumptions. The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values. We will continue to evaluate the management agreements acquired and the underlying inputs and assumptions used in our valuation of assets acquired and liabilities assumed. Accordingly, these estimates, along with any related tax impacts, are subject to change during the measurement period, which is up to one year from the date of acquisition.

The following table summarizes the preliminary fair value of the identifiable net assets acquired recorded on the Apple Leisure Group segment:

Cash and cash equivalents	$460
Restricted cash	16
Receivables	168
Prepaids and other assets	74
Property and equipment	22
Financing receivables, net	19
Operating lease right-of-use assets	79
Goodwill (1)	2,677
Indefinite-lived intangibles (2)	516
Management agreement intangibles (3)	496
Customer relationships intangibles (4)	586
Other intangibles	50
Other assets	42
Total assets acquired	$5,205

Accounts payable	264
Accrued expenses and other current liabilities	97
Current contract liabilities (5)	646
Accrued compensation and benefits	49
Current operating lease liabilities	9
Long-term contract liabilities (5)	738
Long-term operating lease liabilities	70
Other long-term liabilities	138
Total liabilities assumed	$2,011
Total net assets acquired attributable to Hyatt Hotels Corporation	$3,194
(1) The goodwill, of which $36 million is tax deductible, is attributable to the growth opportunities we expect to realize by expanding our footprint in luxury and resort travel, expanding our platform for growth, increasing choices and experiences for guests, and enhancing end-to-end leisure travel offerings (see Note 9). We have not completed the assignment of goodwill to reporting units at December 31, 2021.
(2) Includes intangibles related to the AMR Collection and ALG Vacations brands.
(3) Amortized over useful lives of approximately 1 to 20 years, with a weighted-average useful life of approximately 12 years.
(4) Amortized over useful lives of 5 to 11 years, with a weighted-average useful life of approximately 9 years.
(5) In accordance with ASU 2021-08, contract liabilities assumed were recorded at carrying value at the date of acquisition (see Note 2).
Following the acquisition date, the operating results of ALG were recognized in our consolidated statements of income (loss). For the period from the acquisition date through December 31, 2021, total revenues attributable to ALG were $165 million and the net loss attributable to ALG was $28 million, which included $22 million of amortization expense recognized related to the acquired definite-lived intangibles assets.
We recognized $45 million of transaction costs, primarily related to regulatory, financial advisory, and legal fees, in other income (loss), net on our consolidated statements of income (loss) during the year ended December 31, 2021 (see Note 21).

Unaudited Pro Forma Combined Financial Information
The following table presents the unaudited pro forma combined results of Hyatt and ALG as if the ALG Acquisition had occurred on January 1, 2020:

	Year Ended December 31,
	2021	2020
Total revenues	3,732	$2,515
Net loss	(227)	(1,585)
The unaudited pro forma combined financial information was based on the historical financial information of Hyatt and ALG and includes (i) incremental amortization expense to be incurred based on the preliminary fair values of the identifiable intangible assets acquired; (ii) additional interest expense associated with the senior notes issuance to finance the acquisition (see Note 11); (iii) transaction incentive compensation expense and equity-based compensation expense due to change in control provisions; (iv) the elimination of expenses related to deferred cost assets that were not separately recorded as a part of our purchase price allocation; and (v) the reclassification of various expenses, primarily transaction costs incurred, during the year ended December 31, 2021 to the year ended December 2020; and (vi) the assumption that ASU 2021-08 was effective beginning January 1, 2020. The unaudited pro forma combined financial information does not necessarily reflect what the combined company's financial condition or results of operations would have been had the transaction and the related financing occurred on the dates indicated. The unaudited pro forma financial statements also may not be useful in predicting the future financial condition and results of operations of the combined company following the transaction. In addition, the unaudited pro forma combined financial information does not give effect to any cost savings, operating synergies or revenue synergies that may result from the transaction, or the costs to achieve any such synergies.
Land—During the year ended December 31, 2021, we acquired $7 million of land through an asset acquisition from an unrelated third party to develop a hotel in Tempe, Arizona.
Alila Ventana Big Sur—During the year ended December 31, 2021, we completed an asset acquisition of Alila Ventana Big Sur for $146 million, net of closing costs and proration adjustments, which primarily consisted of $149 million of property and equipment. The seller is indirectly owned by a limited partnership affiliated with the brother of our Executive Chairman. The acquisition was identified as replacement property in a potential reverse like-kind exchange; however, we sold the property before a suitable replacement property was identified.
During the year ended December 31, 2021, we sold the property to an unrelated third party for approximately $148 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $2 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2021. The operating results and financial position of this hotel during our period of ownership remain within our owned and leased hotels segment.
Grand Hyatt São Paulo—We previously held a 50% interest in the entities that own Grand Hyatt São Paulo, and we accounted for the investment as an unconsolidated hospitality venture under the equity method. During the year ended December 31, 2021, we purchased the remaining 50% interest for $6 million of cash. Additionally, we repaid the $78 million third-party mortgage loan on the property, and we were released from our debt repayment guarantee (see Note 15). The transaction was accounted for as an asset acquisition, and we recognized a $69 million pre-tax gain related to the transaction in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income (loss). The pre-tax gain is primarily attributable to a $42 million reversal of other long-term liabilities associated with our equity method investment and a $22 million reclassification from accumulated other comprehensive loss (see Note 16).
Net assets acquired were determined as follows:

Cash paid	$6
Repayment of third-party mortgage loan	78
Fair value of our previously-held equity method investment	6
Net assets acquired	$90
Upon acquisition, we recorded $101 million of property and equipment and $11 million of deferred tax liabilities within our owned and leased hotels segment on our consolidated balance sheet.

Dispositions
Hyatt Regency Miami—During the year ended December 31, 2021, we formed an unconsolidated hospitality venture with an unrelated third party and contributed Hyatt Regency Miami assets to the new entity resulting in the derecognition of the nonfinancial assets in the subsidiary. The agreed-upon value of the assets, which were primarily property and equipment, was $22 million. As a result of the transaction, we recorded our 50% ownership interest as an equity method investment, recorded a financing receivable from the unconsolidated hospitality venture, a related party (see Note 18), and recognized a $2 million pre-tax gain in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2021. Our $11 million equity method investment (see Note 4) and $11 million financing receivable (see Note 6) were recorded at fair value based on the value of assets contributed. The operating results and financial position of this hotel prior to the derecognition of the assets remain within our owned and leased hotels segment.
Hyatt Regency Bishkek—During the year ended December 31, 2021, we sold our interest in the consolidated hospitality venture that owns Hyatt Regency Bishkek to our venture partner for approximately $3 million, net of cash disposed, closing costs, and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in an insignificant pre-tax gain, including the reclassification of $7 million of currency translation gains from accumulated other comprehensive loss (see Note 16), which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2021. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Lake Tahoe Resort, Spa and Casino—During the year ended December 31, 2021, we sold Hyatt Regency Lake Tahoe Resort, Spa and Casino to an unrelated third party for approximately $343 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $305 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2021. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Lost Pines Resort and Spa—During the year ended December 31, 2021, we sold Hyatt Regency Lost Pines Resort and Spa to an unrelated third party for approximately $268 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $104 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2021. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
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
Hyatt Centric Center City Philadelphia—During the year ended December 31, 2020, an unrelated third party invested in certain of our subsidiaries that developed Hyatt Centric Center City Philadelphia and adjacent parking and retail space in exchange for a 58% ownership interest, resulting in the derecognition of the nonfinancial assets of the subsidiaries. As a result of the transaction, we received $72 million of proceeds, recorded our 42% ownership interest as an equity method investment

(see Note 4), and recognized a $4 million pre-tax gain in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2020. Our $22 million equity method investment was recorded at fair value based on the value contributed by our partner to the unconsolidated hospitality venture. As additional consideration, we received a $5 million investment in an equity security without a readily determinable fair value (see Note 4).
Building—During the year ended December 31, 2020, we sold a commercial building in Omaha, Nebraska for $6 million, net of closing costs and proration adjustments. In conjunction with the sale, we entered into a lease for a portion of the building and accounted for the transaction as a sale and leaseback and recorded a $4 million operating lease ROU asset and related lease liability on our consolidated balance sheet. The sale resulted in a $4 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2020. At the time of sale, the operating lease had a weighted-average remaining term of 9 years and a weighted-average discount rate of 3.25%. The lease includes an option to extend the lease term by 5 years.
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
Like-Kind Exchange Agreements
In conjunction with the sale of the property adjacent to Grand Hyatt San Francisco during the year ended December 31, 2019, $115 million of proceeds were held as restricted for use in a potential like-kind exchange. However, we did not acquire the identified replacement property within the specified 180 day period, and the proceeds were released during the year ended December 31, 2020.

8.    LEASES
Lessee
A summary of operating lease expense is as follows:

	Year Ended December 31,
	2021	2020	2019
Minimum rentals	$41	$45	$50
Contingent rentals	71	38	97
Total operating lease expense	$112	$83	$147
Total lease expense related to short-term leases and finance leases was insignificant for the years ended December 31, 2021, December 31, 2020, and December 31, 2019.
Supplemental balance sheet information related to finance leases is as follows:

	December 31, 2021	December 31, 2020
Property and equipment, net (1)	$6	$8

Current maturities of long-term debt	$1	$2
Long-term debt	6	7
Total finance lease liabilities	$7	$9
(1) Finance lease assets are net of $15 million of accumulated amortization at both December 31, 2021 and December 31, 2020.
Weighted-average remaining lease terms and discount rates were as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term in years
Operating leases (1)	19	22
Finance leases	5	6

Weighted-average discount rate
Operating leases	3.8%	3.9%
Finance leases	0.6%	0.6%
(1) Certain of our hotel and land leases have nominal or contingent rental payments and are excluded from the weighted-average remaining lease term calculation resulting in a lower weighted-average term.
The maturities of lease liabilities for the next five years and thereafter are as follows:

Year ending December 31,	Operating leases	Finance leases
2022	$47	$2
2023	47	2
2024	44	2
2025	37	1
2026	32	1
Thereafter	345	—
Total minimum lease payments	$552	$8
Less: amount representing interest	(168)	(1)
Present value of minimum lease payments	$384	$7
Lessor—We lease retail space under operating leases at certain of our owned hotels. Rental payments are primarily fixed with certain variable payments based on a contractual percentage of revenues. We recognized rental income primarily within owned and leased hotels revenues on our consolidated statements of income (loss) as follows:

	Year Ended December 31,
	2021	2020	2019
Rental income	$13	$16	$23

The future minimum lease receipts scheduled to be received for the next five years and thereafter are as follows:

Year Ending December 31,
2022	$10
2023	8
2024	5
2025	4
2026	4
Thereafter	17
Total minimum lease receipts	$48
9.    GOODWILL AND INTANGIBLE ASSETS, NET

	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Apple Leisure Group	Corporate and other	Total
Balance at January 1, 2020
Goodwill	$210	$232	$—	$—	$—	$4	$446
Accumulated impairment losses	(116)	—	—	—	—	(4)	(120)
Goodwill, net	$94	$232	$—	$—	$—	$—	$326
Activity during the year
Impairment losses	(38)	—	—	—	—	—	(38)
Balance at December 31, 2020
Goodwill	210	232	—	—	—	4	446
Accumulated impairment losses	(154)	—	—	—	—	(4)	(158)
Goodwill, net	$56	$232	$—	$—	$—	$—	$288
Activity during the year
Additions	—	—	—	—	2,677	—	2,677
Balance at December 31, 2021
Goodwill	210	232	—	—	2,677	4	3,123
Accumulated impairment losses	(154)	—	—	—	—	(4)	(158)
Goodwill, net	$56	$232	$—	$—	$2,677	$—	$2,965
During the years ended December 31, 2021 and December 31, 2019, we did not recognize any goodwill impairment charges.
During the year ended December 31, 2020, we determined that the carrying values of two reporting units were in excess of fair values, which were Level Three fair value measurements, and we recognized $38 million of goodwill impairment charges in asset impairments on our consolidated statements of income (loss) within our owned and leased hotels segment.

	December 31, 2021	Weighted-average useful lives in years	December 31, 2020
Management and franchise agreement intangibles	$835	15	$354
Brand and other indefinite-lived intangibles	646	—	130
Customer relationships intangibles	586	9	—
Other intangibles	58	6	14
Intangibles	2,125		498
Less: accumulated amortization	(148)		(113)
Intangibles, net	$1,977		$385

	Year Ended December 31,
	2021	2020	2019
Amortization expense	$48	$27	$25
We estimate amortization expense for definite-lived intangibles for the next five years and thereafter as follows:

Year Ending December 31,
2022	$147
2023	146
2024	145
2025	144
2026	142
Thereafter	566
Total amortization expense	$1,290
During the years ended December 31, 2021, December 31, 2020, and December 31, 2019, we recognized $8 million, $14 million, and $18 million of impairment charges, respectively, related to management and franchise agreement intangibles and brand and other indefinite-lived intangibles, primarily as a result of contract terminations. The impairment charges were recognized in asset impairments on our consolidated statements of income (loss), primarily within our Americas management and franchising segment, and are classified as Level Three in the fair value hierarchy.
10.    OTHER ASSETS

	December 31, 2021	December 31, 2020
Management and franchise agreement assets constituting payments to customers (1)	$571	$470
Marketable securities held to fund rabbi trusts (Note 4)	543	511
Marketable securities held to fund the loyalty program (Note 4)	439	441
Marketable securities held for captive insurance company (Note 4)	137	114
Common shares of Playa N.V. (Note 4)	97	72
Long-term investments (Note 4)	65	93
Other	182	96
Total other assets	$2,034	$1,797
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.

11.    DEBT

	December 31, 2021	December 31, 2020
$250 million senior unsecured notes maturing in 2021—5.375%	$—	$250
$750 million senior unsecured notes maturing in 2022—three-month LIBOR plus 3.000%	—	750
$300 million senior unsecured notes maturing in 2023—floating rate notes	300	—
$350 million senior unsecured notes maturing in 2023—3.375%	350	350
$700 million senior unsecured notes maturing in 2023—1.300%	700	—
$750 million senior unsecured notes maturing in 2024—1.800%	750	—
$450 million senior unsecured notes maturing in 2025—5.375%	450	450
$400 million senior unsecured notes maturing in 2026—4.850%	400	400
$400 million senior unsecured notes maturing in 2028—4.375%	400	400
$450 million senior unsecured notes maturing in 2030—5.750%	450	450
Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A	130	130
Contract Revenue Bonds, Senior Taxable Series 2005B	38	43
Floating average rate construction loan	31	37
Other	1	1
Total debt before finance lease obligations	4,000	3,261
Finance lease obligations	7	9
Total debt	4,007	3,270
Less: current maturities	(10)	(260)
Less: unamortized discounts and deferred financing fees	(29)	(26)
Total long-term debt	$3,968	$2,984
Under existing agreements, maturities of debt for the next five years and thereafter are as follows:

Year Ending December 31,
2022	$10
2023	1,360
2024	761
2025	461
2026	412
Thereafter	1,003
Total maturities of debt	$4,007
Senior Notes—At December 31, 2021 and December 31, 2020, we had unsecured Senior Notes as further described below. Interest on the Senior Notes is payable semi-annually or quarterly. We may redeem all or a portion of the Senior Notes at any time at 100% of the principal amount of the Senior Notes redeemed together with the accrued and unpaid interest, plus a make-whole amount, if any. The amount of any make-whole payment depends, in part, on the yield of U.S. Treasury securities with a comparable maturity to the Senior Notes at the date of redemption. A summary of the terms of our outstanding Senior Notes, by year of issuance, is as follows:
•In 2011, we issued $250 million of 5.375% senior notes due 2021, at an issue price of 99.846% (the "2021 Notes"). During the year ended December 31, 2021, we redeemed all of our outstanding 2021 Notes as described below.
•In 2013, we issued $350 million of 3.375% senior notes due 2023, at an issue price of 99.498% (the "2023 Notes").
•In 2016, we issued $400 million of 4.850% senior notes due 2026, at an issue price of 99.920% (the "2026 Notes").
•In 2018, we issued $400 million of 4.375% senior notes due 2028, at an issue price of 99.866% (the "2028 Notes").
•In 2020, we issued $750 million of three-month LIBOR plus 3.000% senior notes due 2022, (the "2022 Notes"), $450 million of 5.375% senior notes due 2025 (the "2025 Notes"), and $450 million of 5.750% senior notes due 2030 (the "2030 Notes"). We received approximately $1,635 million of net proceeds from the sale, after deducting $15 million of underwriting discounts and other offering expenses. We used a portion of the proceeds from these issuances to repay all outstanding borrowings on our revolving credit facility and settle the outstanding interest rate locks, and we used the remainder for general corporate purposes. During the year ended December 31, 2021, we redeemed all of our outstanding 2022 Notes as described below.
•In 2021, we issued $700 million of 1.300% senior notes due 2023 at an issue price of 99.941% (the "2023 Fixed Rate Notes"), $300 million of floating rate senior notes due 2023 (the "2023 Floating Rate Notes") at par, and $750 million of 1.800% senior notes due 2024 at an issue price of 99.994% (the "2024 Fixed Rate Notes"). We received approximately $1,738 million of net proceeds, after deducting $11 million of underwriting discounts and other offering expenses. We used the net proceeds from the senior notes issuance to fund a portion of the purchase price for the ALG Acquisition, redeem the 2022 Notes, and pay fees and expenses related to the senior notes issuance.
Debt Redemption—During the year ended December 31, 2021, we repaid the outstanding 2021 Notes at maturity for approximately $257 million, inclusive of $7 million of accrued interest. We also redeemed the 2022 Notes, of which there was $750 million of aggregate principal outstanding, at a redemption price of approximately $753 million, which was calculated in accordance with the terms of the 2022 Notes and included principal and $3 million of accrued interest. The $2 million loss on extinguishment of debt was recognized in other income (loss), net on our consolidated statements of income (loss) (see Note 21).
Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A and Contract Revenue Bonds, Senior Taxable Series 2005B—During the year ended December 31, 2013, we acquired our partner's interest in the entity that owned Grand Hyatt San Antonio, and as a result, we consolidated $198 million of bonds, net of the $9 million bond discount, which is being amortized over the life of the bonds. The construction was financed in part by The City of San Antonio, Texas Convention Center Hotel Finance Corporation ("Texas Corporation"), a non-profit local government corporation created by the City of San Antonio, Texas ("City") for the purpose of providing financing for a portion of the costs of constructing the hotel. On June 8, 2005, Texas Corporation issued $130 million of original principal amount Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A ("Series 2005A Bonds") and $78 million of original principal amount Contract Revenue Bonds, Senior Taxable Series 2005B ("Series 2005B Bonds"). The Series 2005A Bonds mature between 2034 and 2039, with interest ranging from 4.75% to 5.00%, and the remaining Series 2005B Bonds mature between 2020 and 2028, with interest ranging from 5.1% to 5.31%. The loan payments are required to be funded solely from net operating revenues of Grand Hyatt San Antonio, and in the event that net operating revenues are not sufficient to pay debt service, the City under certain circumstances will be required to provide certain tax revenue to pay debt service on the 2005 Series Bonds. The City funded approximately $10 million of tax revenues for the payment of debt service during the year ended December 31, 2021, which amounts will be repaid to the City from hotel cash flows in future years in accordance with the provisions of the applicable Indenture of Trust ("Indenture"). The Indenture allows for optional early redemption of the Series 2005B Bonds subject to make-whole payments at any time with consent from Texas Corporation and beginning in 2015 for the Series 2005A Bonds. Interest is payable semi-annually.
Floating Average Rate Construction Loan—During the year ended December 31, 2012, we obtained a secured construction loan with Banco Nacional de Desenvolvimento Econômico e Social - BNDES ("BNDES") in order to develop Grand Hyatt Rio de Janeiro. The loan is split into four separate sub-loans, each with different interest rates. Sub-loans (a) and (b) mature in 2031 and sub-loans (c) and (d) mature in 2023. Borrowings under the four sub-loans bear interest at the following rates, depending on the applicable sub-loan: (a) and (b) the Brazilian Long Term Interest Rate - TJLP plus 2.02%, (c) 2.5%, and (d) the Brazilian Long Term Interest Rate - TJLP. On sub-loans (a), (b), and (d), when the TJLP rate exceeds 6%, the amount corresponding to the TJLP portion above 6% is required to be capitalized daily. At December 31, 2021, the weighted-average interest rates for the sub-loans we have drawn upon is 7.31%. At December 31, 2021 and December 31, 2020, we had Brazilian Real ("BRL") 173 million, or $31 million, and BRL 193 million, or $37 million, outstanding, respectively.
Revolving Credit Facility—During the year ended December 31, 2021, we entered into a Fourth Amendment to Second Amended and Restated Credit Agreement (the "Fourth Revolver Amendment"). The Fourth Revolver Amendment, among other things, (i) modified the negative investments covenant to permit the ALG Acquisition (see Note 7), (ii) incorporated certain metrics consistent with ALG's covenants, (iii) amended certain negative covenants to permit certain existing transactions by ALG, and (iv) included a post-closing covenant requiring certain ALG entities to become guarantors under the revolving credit facility, subject to certain conditions. The effectiveness of the Fourth Revolver Amendment, including the amendments described herein, was subject in all respects to the substantially concurrent consummation of the ALG Acquisition.
During the year ended December 31, 2021, we also entered into a Third Amendment to Second Amended and Restated Credit Agreement (the "Third Revolver Amendment"). The Third Revolver Amendment, among other things, (i) extended the Covenant Waiver Period through January 1, 2022, (ii) added a new minimum fixed charge coverage ratio covenant applicable to the first quarter of 2022, and (iii) increased the maintenance level of the leverage ratio covenant for the second, third, fourth, and fifth quarters following the end of the Covenant Waiver Period. The Third Revolver Amendment also included an option, at our election, to extend the maturity date of $1.45 billion of revolving credit commitments by one year on the terms specified in the Third Revolver Amendment. The terms of the Third Revolver Amendment restrict, among other things, our ability to repurchase shares and pay dividends until the first quarter of 2022.
The $1.5 billion aggregate commitment amount under our revolving credit facility remains unchanged under the Fourth Revolver Amendment and Third Revolver Amendment.
During the years ended December 31, 2021 and December 31, 2020, we had $210 million of borrowings and repayments and $400 million of borrowings and repayments on our revolving credit facility, respectively. The weighted-average interest rate on these borrowings was 1.80% and 1.71% at December 31, 2021 and December 31, 2020, respectively. At December 31, 2021 and December 31, 2020, we had no balance outstanding. At December 31, 2021, we had $1,493 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding.
The Company had $276 million and $234 million of letters of credit issued through additional banks at December 31, 2021 and December 31, 2020, respectively.
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

	December 31, 2021
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$4,000	$4,230	$—	$4,193	$37
(1) Excludes $7 million of finance lease obligations and $29 million of unamortized discounts and deferred financing fees.

	December 31, 2020
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$3,261	$3,561	$—	$3,518	$43
(2) Excludes $9 million of finance lease obligations and $26 million of unamortized discounts and deferred financing fees.
Interest Rate Locks—During the year ended December 31, 2020, upon issuance of the 2030 Notes, we settled the interest rate locks for $61 million, which was recorded in accumulated other comprehensive loss. This loss is being amortized into interest expense on our consolidated statements of income (loss) over the term of the 2030 Notes and resulted in $6 million and $4 million of interest expense during the years ended December 31, 2021 and December 31, 2020, respectively (see Note 16). The settlement was reflected as a cash outflow from operating activities on the consolidated statement of cash flows for the year ended December 31, 2020, as our policy is to classify cash flows from derivative instruments in the same category as the item being hedged.
During the years ended December 31, 2021 and December 31, 2020, we recognized $0 and $37 million of pre-tax losses, respectively, in unrealized gains (losses) on derivative activity on our consolidated statements of comprehensive income (loss).
12.    EMPLOYEE BENEFIT PLANS
Defined Benefit Plans—We sponsor supplemental executive retirement plans consisting of funded and unfunded defined benefit plans for certain former executives. Retirement benefits are based primarily on the former employees' salary, as defined, and are payable upon satisfaction of certain service and age requirements as defined by the plans. The accumulated benefit obligation related to the unfunded U.S. plan was $21 million and $23 million, of which $20 million and $22 million was recorded as a long-term liability on our consolidated balance sheets, at December 31, 2021 and December 31, 2020, respectively. At December 31, 2021, we expect $1 million of benefits to be paid annually over the next 10 years.
Defined Contribution Plans—We provide retirement benefits to certain eligible employees under the Retirement Savings Plan (a qualified plan under Internal Revenue Code Section 401(k)), the FRP, and other similar plans. For the years ended December 31, 2021, December 31, 2020, and December 31, 2019, we recognized $28 million, $30 million, and $48 million, respectively, of expenses related to the Retirement Savings Plan based on a percentage of eligible employee contributions on stipulated amounts. The majority of these contributions relate to hotel property-level employees, which are reimbursable to us, and are recognized in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our consolidated statements of income (loss).
Deferred Compensation Plans—We provide nonqualified deferred compensation for certain employees through the DCP. Contributions and investment elections are determined by the employees, and we provide contributions to certain eligible employees according to pre-established formulas. The DCP is fully funded through a rabbi trust, and therefore changes in the underlying securities impact the deferred compensation liability, which is recorded in other long-term liabilities (see Note 13) and the corresponding marketable securities assets, which are recorded in other assets (see Note 10) on our consolidated balance sheets.
Employee Stock Purchase Program—We provide the ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code. The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock on a quarterly basis through payroll deductions at a price equal to 95% of the fair value on the last trading day of each quarter. We issued 46,311 shares and 75,763 shares under the ESPP during the years ended December 31, 2021 and December 31, 2020, respectively.
13.    OTHER LONG-TERM LIABILITIES

	December 31, 2021	December 31, 2020
Deferred compensation plans funded by rabbi trusts (Note 4)	$543	$511
Income taxes payable	281	166
Deferred income taxes (Note 14)	93	48
Guarantee liabilities (Note 15)	92	31
Self-insurance liabilities (Note 15)	66	67
Other	64	88
Total other long-term liabilities	$1,139	$911
14.    TAXES
Our tax provision includes federal, state, local, and foreign income taxes.

	Year Ended December 31,
	2021	2020	2019
U.S. income (loss) before tax	$14	$(694)	$466
Foreign income (loss) before tax	30	(266)	540
Income (loss) before income taxes	$44	$(960)	$1,006

The provision (benefit) for income taxes from continuing operations was comprised of the following:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$43	$(209)	$74
State	10	8	35
Foreign	13	3	103
Total Current	$66	$(198)	$212
Deferred:
Federal	$191	$(11)	$29
State	—	(47)	2
Foreign	9	(1)	(3)
Total Deferred	$200	$(59)	$28
Total	$266	$(257)	$240

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate from continuing operations:

	Year Ended December 31,
	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes—net of federal tax benefit	24.1	4.0	2.7
Impact of foreign operations (excluding unconsolidated hospitality ventures losses)	(37.0)	(2.3)	(2.0)
Change in valuation allowances	567.7	(1.6)	1.0
U.S. net operating loss carryback benefit at 35%	(4.1)	11.5	—
U.S. foreign tax credits	(18.6)	(2.3)	—
Foreign unconsolidated hospitality ventures	20.0	(1.0)	0.5
Tax contingencies	9.2	(2.1)	0.3
Other (1)	21.2	(0.4)	0.4
Effective income tax rate	603.5%	26.8%	23.9%
(1) Includes the impact of estimated non-deductible transaction costs as a result of the ALG Acquisition (see Note 7).
Significant items affecting the 2021 effective tax rate include the impact of a non-cash expense to record a valuation allowance on U.S. federal and state deferred tax assets and the state impact of U.S. operations. This expense was partially offset by the release of a valuation allowance on a portion of our U.S. foreign tax credit carryforwards expected to be utilized in the current year and the impact of foreign operations.
Significant items affecting the 2020 effective tax rate include the impact of U.S. net operating losses that will be benefited at the 35% tax rate in accordance with the terms of the CARES Act and the state impact of U.S. operations. These benefits were offset by a $35 million valuation allowance recorded on foreign tax credit carryforwards and foreign net operating losses generated, which are not expected to be realized within the carryforward period, and the rate differential on foreign operations.
During the year ended December 31, 2020, we recognized a $30 million benefit related to the employee retention credit created under the CARES Act, of which $8 million was recognized as a reduction of owned and leased hotels expenses and $22 million was recognized as a reduction of costs incurred on behalf of managed and franchised properties on our consolidated statements of income (loss) with an offset in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and no impact to net income (loss) on our consolidated statements of income (loss) for the year ended December 31, 2020.
Significant items affecting the 2019 effective tax rate include the state impact of U.S. operations and certain foreign net operating losses generated in the current year that are not expected to be utilized within the carryforward period. These expenses were offset by the benefits related to the rate differential on foreign operations, including a non-recurring benefit related to prior years recognized as a result of an agreement reached by the U.S. and Swiss tax authorities on Advanced Pricing Agreement terms covering tax years 2012 through 2021.

The components of the net deferred tax assets and deferred tax liabilities were comprised of the following:

	December 31, 2021	December 31, 2020
Deferred tax assets related to:
Foreign net operating losses and credit carryforwards	$181	$82
Loyalty program	155	133
Employee benefits	148	134
Federal and state net operating losses and credit carryforwards	112	36
Long-term operating lease liabilities	90	98
Deferred revenues	79	18
Interest deduction limitations	58	5
Allowance for uncollectible assets	28	40
Unrealized losses	13	23
Investments	10	36
Other	42	16
Valuation allowance	(478)	(82)
Total deferred tax assets	$438	$539
Deferred tax liabilities related to:
Intangibles	$(231)	$(61)
Property and equipment	(128)	(131)
Operating ROU assets	(98)	(102)
Investments	(23)	(52)
Prepaid expenses	(21)	(19)
Unrealized gains	(5)	(3)
Other	(11)	(12)
Total deferred tax liabilities	$(517)	$(380)
Net deferred tax assets (liabilities)	$(79)	$159
Recorded on our consolidated balance sheets as:
Deferred tax assets—noncurrent	$14	$207
Deferred tax liabilities—noncurrent	(93)	(48)
Total	$(79)	$159
During the year ended December 31, 2021, significant changes to our deferred tax assets, excluding valuation allowance activity, included a $175 million increase related to federal, state, and foreign net operating losses and a $53 million increase related to interest deduction limitations, both of which were primarily driven by the ALG Acquisition. These changes were offset by a $251 million valuation allowance recorded on U.S. federal and state net deferred tax assets as a result of entering into a U.S. three-year cumulative pre-tax loss position during the year. Significant changes to our deferred tax liabilities included a $170 million increase in intangibles related to book basis in excess of tax basis as a result of the ALG Acquisition.
At December 31, 2021, we had $271 million of deferred tax assets for future tax benefits related to federal, state, and foreign net operating losses and $22 million of benefits related to federal and state credits. Of these deferred tax assets, $92 million related to net operating losses and federal and state credits that expire in 2022 through 2041 and $201 million related to federal and foreign net operating losses that have no expiration date and may be carried forward indefinitely. A $275 million valuation allowance was recorded on these deferred tax assets that we do not believe are more likely than not to be realized.
At December 31, 2021, we had $61 million of accumulated undistributed earnings generated by our foreign subsidiaries, the majority of which have been subject to U.S. tax. Any potential additional taxes due with respect to such earnings or the excess of book basis over tax basis of our foreign investments would generally be limited to an insignificant amount of foreign withholding and/or U.S. state income taxes. We continue to assert that undistributed net earnings with respect to certain foreign subsidiaries that have not previously been taxed in the U.S. are indefinitely reinvested.
At December 31, 2021, December 31, 2020, and December 31, 2019, total unrecognized tax benefits were $205 million, $146 million, and $125 million, of which $186 million, $49 million, and $36 million, respectively, would impact the effective tax rate if recognized. While it is reasonably possible that the amount of uncertain tax benefits associated with the U.S.

treatment of the loyalty program could significantly change within the next 12 months, at this time, we are not able to estimate the range by which the reasonably possible outcomes of the pending litigation could impact our uncertain tax benefits within the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020	2019
Unrecognized tax benefits—beginning balance	$146	$125	$116
Total increases—current-period tax positions	12	24	21
Total increases (decreases)—prior-period tax positions	50	3	(7)
Settlements	(1)	—	(3)
Lapse of statute of limitations	(2)	(6)	(3)
Foreign currency fluctuation	—	—	1
Unrecognized tax benefits—ending balance	$205	$146	$125
In 2021, the $59 million net increase in uncertain tax positions was primarily related to U.S. and local filing positions acquired as a result of the ALG Acquisition and an accrual for the U.S. treatment of the loyalty program.
In 2020, the $21 million net increase in uncertain tax positions was primarily related to an accrual for the U.S. treatment of the loyalty program. The decrease in the lapse of statute of limitations was related to local tax filing positions identified as a result of the Two Roads acquisition.
In 2019, the $9 million net increase in uncertain tax positions was primarily related to an accrual for the U.S. treatment of the loyalty program. The decrease in prior period tax positions primarily related to the effective settlement of certain federal and state tax matters.
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total gross accrued interest and penalties were $93 million, $26 million, and $22 million at December 31, 2021, December 31, 2020, and December 31, 2019, respectively.
The amount of interest and penalties recognized as a component of income tax expense in 2021 was $8 million, primarily related to foreign tax matters. The amount of interest and penalties recognized as a reduction of our income tax benefit in 2020 was an expense of $6 million, primarily related to federal, state, and foreign tax matters. The amount of interest and penalties recognized as a component of income tax expense in 2019 was $5 million, primarily related to federal, state, and foreign tax matters.
We are subject to audits by federal, state, and foreign tax authorities. U.S. tax years 2009 through 2011 are before the U.S. Tax Court concerning the tax treatment of the loyalty program. A trial date has been scheduled for April 2022. During the year ended December 31, 2021, we received a Notice of Proposed Adjustment for tax years 2015 through 2017 related to the loyalty program issue. As a result, U.S. tax years 2009 through 2017 are pending the outcome of the issue currently in U.S. Tax Court. If the IRS' position to include loyalty program contributions as taxable income to the Company is upheld, it would result in an income tax payment of $223 million (including $65 million of estimated interest, net of federal tax benefit) for all assessed years. We believe we have an adequate uncertain tax liability recorded in connection with this matter.
We have several state audits pending, including in Illinois, California, and New York. State income tax returns are generally subject to examination for a period of three to five years after filing of the return. However, the state impact of any federal changes remains subject to examination by various states for a period generally up to one year after formal notification to the states of the federal changes. We also have several foreign audits pending. The statutes of limitations for the foreign jurisdictions ranges from three to ten years after filing the applicable tax return.
15.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety and other bonds, and letter of credit agreements.
We continue to review and evaluate the management agreements acquired in the ALG Acquisition and the contractual obligations therein. Any identified contractual obligations could be material and may increase our liabilities assumed in the ALG Acquisition (see Note 7).
Commitments—At December 31, 2021, we are committed, under certain conditions, to lend, provide certain consideration to, or invest in, various business ventures up to $353 million, net of any related letters of credit.

Performance Guarantees—Certain of our contractual agreements with third-party hotel owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels (see Note 2). At December 31, 2021, our performance guarantees have $99 million of remaining maximum exposure and expire between 2022 and 2042. Our most significant performance guarantee, related to four managed hotels in France, expired in April 2020.
At December 31, 2021 and December 31, 2020, we had $52 million and $16 million of total performance guarantee liabilities, respectively, which included $41 million and $6 million recorded in other long-term liabilities and $11 million and $10 million recorded in accrued expenses and other current liabilities, respectively, on our consolidated balance sheets.

	Four managed hotels in France		Other performance guarantees		All performance guarantees
	2021	2020	2021	2020	2021	2020
Beginning balance, January 1	$—	$20	$16	$13	$16	$33
Initial guarantee obligation liability	—	—	37	—	37	—
Amortization of initial guarantee obligation liability into income	—	(4)	(3)	(4)	(3)	(8)
Performance guarantee expense, net	—	26	10	31	10	57
Payments during the year	—	(43)	(9)	(24)	(9)	(67)
Foreign currency exchange, net	—	1	1	—	1	1
Ending balance, December 31	$—	$—	$52	$16	$52	$16
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At December 31, 2021 and December 31, 2020, we had $7 million and $3 million, respectively, recorded in accrued expenses and other current liabilities on our consolidated balance sheets related to these performance cure payments.
Debt Repayment Guarantees—We enter into various debt repayment guarantees in order to assist hotel owners and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Property description	Maximum potential future payments	Maximum exposure net of recoverability from third parties	Other long-term liabilities recorded at December 31, 2021	Other long-term liabilities recorded at December 31, 2020	Year of guarantee expiration
Hotel properties in India (1)	$197	$197	$33	$—	2024
Hotel properties in Tennessee (2), (3)	44	14	5	8	various, through 2024
Hotel property in Pennsylvania (2)	28	11	1	1	2023
Hotel property in Massachusetts (2)	27	14	2	4	2022
Hotel properties in Georgia (2)	27	13	2	4	various, through 2024
Hotel property in Mexico (2)	20	10	7	—	2031
Other (2), (3)	19	6	1	8	various, through 2025
Total	$362	$265	$51	$25
(1) Debt repayment guarantees are denominated in Indian rupees and translated using exchange rates at December 31, 2021. We have the contractual right to recover amounts funded from an unconsolidated hospitality venture, which is a related party. We expect our maximum exposure to be approximately $100 million, taking into account our partner's 50% ownership interest in the unconsolidated hospitality venture. Under certain events or conditions, we have the right to force the sale of the properties in order to recover amounts funded.
(2) We have agreements with our unconsolidated hospitality venture partners or the respective hotel owners to recover certain amounts funded under the debt repayment guarantee; the recoverability mechanism may be in the form of cash or HTM debt security.
(3) If certain funding thresholds are met or if certain events occur, we have the ability to assume control of the property.
At December 31, 2021, we are not aware, nor have we received any notification, that our unconsolidated hospitality ventures or hotel owners are not current on their debt service obligations where we have provided a debt repayment guarantee.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $87 million and $66 million at December 31, 2021 and December 31, 2020, respectively, which are classified as Level Three in the fair value hierarchy (see Note 2).
Insurance—We obtain commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property, cyber risk, and other miscellaneous coverages. A portion of the risk is retained on a self-insurance basis primarily through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance company to be paid within 12 months are $34 million and $37 million at December 31, 2021 and December 31, 2020, respectively, and are recorded in accrued expenses and other current liabilities on our consolidated balance sheets. Reserves for losses in our captive insurance company to be paid in future periods are $66 million and $67 million at December 31, 2021 and December 31, 2020, respectively, and are recorded in other long-term liabilities on our consolidated balance sheets.
Collective Bargaining Agreements—At December 31, 2021, approximately 23% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between various unions and us. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety and Other Bonds—Surety and other bonds issued on our behalf were $47 million at December 31, 2021 and primarily relate to workers' compensation, taxes, licenses, construction liens, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at December 31, 2021 were $283 million, which primarily relate to our ongoing operations, hotel properties under development in the U.S., collateral for customer deposits associated with ALG Vacations, collateral for estimated insurance claims, and securitization of our performance under our debt repayment guarantees associated with the hotel properties in India, which are only called on if we default on our guarantees. Of the letters of credit outstanding, $7 million reduces the available capacity under our revolving credit facility (see Note 11).
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
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recorded a liability in connection with this matter. At December 31, 2021, our maximum exposure is not expected to exceed $18 million.
16.    STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
Common Stock—At December 31, 2021, Pritzker family business interests beneficially owned, in the aggregate, approximately 96.2% of our Class B common stock and approximately 0.5% of our Class A common stock, representing approximately 52.4% of the outstanding shares of our common stock and approximately 88.8% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests are able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors and other significant corporate transactions. While the voting agreements are in effect, they may provide our board of directors with effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. Pursuant to the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, the Pritzker family business interests have agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock. In addition, other stockholders beneficially own, in the aggregate, approximately 3.8% of our outstanding Class B common stock representing approximately 2.1% of the outstanding shares of our common stock and approximately 3.5% of the total voting power of our outstanding common stock. Pursuant to the 2007 Stockholders' Agreement, these entities have also agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock.
Share Repurchase—During both 2019 and 2018, our board of directors authorized the repurchase of up to $750 million of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction, at prices we deem appropriate and subject to our financial condition, capital requirements, market conditions, restrictions under the terms of our revolving credit facility, applicable law, and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A and Class B common stock. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock, and the program may be suspended or discontinued at any time.

	Year Ended December 31,
	2021	2020	2019
Total number of shares repurchased	—	827,643	5,621,281
Weighted-average price per share	$—	$84.08	$74.85
Aggregate purchase price (1)	$—	$69	$421
Shares repurchased as a percentage of total common stock outstanding (2)	—%	1%	5%
(1) Excludes related insignificant expenses.
(2) Calculated based on the total common stock outstanding as of December 31 of the prior year.
The shares of Class A common stock repurchased on the open market were retired and returned to the status of authorized and unissued shares, while the shares of Class B common stock repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares retired (see Note 18). At December 31, 2021, we had $928 million remaining under the share repurchase authorization.
Common Stock Issuance—During the year ended December 31, 2021, we completed an underwritten public offering of our Class A common stock at a price of $74.50 per share. We issued and sold 8,050,000 shares, including 1,050,000 shares issued in connection with the full exercise of the underwriters' over-allotment option.
We received $575 million of net proceeds from the common stock issuance, after deducting approximately $25 million of underwriting discounts and other offering expenses. We used the proceeds from the common stock issuance to fund a portion of the ALG Acquisition (see Note 7).
Dividend— The following tables summarize dividends paid to Class A and Class B shareholders of record:

	Year Ended December 31,
	2021	2020	2019
Class A common stock	$—	$7	$29
Class B common stock	—	13	51
Total cash dividends paid	$—	$20	$80

Date declared	Dividend per share amount for Class A and Class B	Date of record	Date paid
February 13, 2020	$0.20	February 26, 2020	March 9, 2020
February 13, 2019	$0.19	February 27, 2019	March 11, 2019
May 17, 2019	$0.19	May 29, 2019	June 10, 2019
July 31, 2019	$0.19	August 27, 2019	September 9, 2019
October 30, 2019	$0.19	November 26, 2019	December 9, 2019
Accumulated Other Comprehensive Loss

	Balance at January 1, 2021	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at December 31, 2021
Foreign currency translation adjustments (a)	$(145)	$(34)	$(27)	$(206)
Unrealized gains (losses) on AFS debt securities	1	(2)	—	(1)
Unrecognized pension cost	(7)	3	—	(4)
Unrealized gains (losses) on derivative instruments (b)	(41)	—	7	(34)
Accumulated other comprehensive loss	$(192)	$(33)	$(20)	$(245)
(a) The amount reclassified from accumulated other comprehensive loss related to the acquisition of the remaining interest in the entities which own Grand Hyatt São Paulo (see Note 7), the sale of our interest in the consolidated hospitality venture that owns Hyatt Regency Bishkek (see Note 7), and the disposition of our ownership interest in certain unconsolidated hospitality ventures (see Note 4).

(b) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense, net of insignificant tax impacts, related to the settlement of interest rate locks (see Note 11). We expect to reclassify $6 million of losses over the next 12 months.

	Balance at January 1, 2020	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at December 31, 2020
Foreign currency translation adjustments (c)	$(183)	$13	$25	$(145)
Unrealized gains (losses) on AFS debt securities	1	—	—	1
Unrecognized pension cost	(9)	2	—	(7)
Unrealized gains (losses) on derivative instruments (d)	(18)	(27)	4	(41)
Accumulated other comprehensive loss	$(209)	$(12)	$29	$(192)
(c) The amount reclassified from accumulated other comprehensive loss includes the net losses recognized in gains (losses) on sales of real estate and other related to the sale of shares of the entities which own Hyatt Regency Baku and the sale of land and construction in progress (see Note 7).

(d) The amount reclassified from accumulated other comprehensive loss includes realized losses recognized in interest expense, net of $2 million tax impacts, related to the settlement of interest rate locks (see Note 11).

17.    STOCK-BASED COMPENSATION
As part of our LTIP, we award SARs, RSUs, and PSUs to certain employees and non-employee directors (see Note 2). In addition, non-employee directors may elect to receive their annual fees and/or annual equity retainers in the form of shares of our Class A common stock. Under the LTIP, we are authorized to issue up to 22,375,000 shares. Compensation expense and unearned compensation presented below exclude amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as these expenses have been and will continue to be reimbursed by our third-party hotel owners and are recognized in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our consolidated statements of income (loss). Stock-based compensation expense recognized in selling, general, and administration expenses on our consolidated statements of income (loss) related to these awards was as follows:

	Year Ended December 31,
	2021	2020	2019
SARs	$10	$11	$11
RSUs	23	19	17
PSUs	17	(6)	6
Other	—	—	1
Total	$50	$24	$35
The year ended December 31, 2020 included a reversal of previously recognized stock-based compensation expense based on our assessment at the time of the expected achievement relative to the applicable performance targets related to certain PSU awards.
The income tax benefit recognized at the time of vest related to these awards was as follows:

	Year Ended December 31,
	2021	2020	2019
SARs	$—	$—	$3
RSUs	4	4	5
PSUs	1	—	2
Total	$5	$4	$10
SARs—A summary of SAR activity is presented below:

	SAR units	Weighted-average exercise price (in whole dollars)	Weighted-average remaining contractual term
Outstanding at December 31, 2020	4,677,013	$54.90	6.37
Granted	396,889	80.46
Exercised	(652,582)	47.67
Forfeited or expired	(14,854)	60.65
Outstanding at December 31, 2021	4,406,466	$58.25	6.14
Exercisable at December 31, 2021	2,654,393	$55.78	4.83
The weighted-average grant date fair value for the awards granted in 2021, 2020, and 2019 was $28.68, $8.88, and $17.11, respectively.
The fair value of each SAR was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	2021	2020	2019
Exercise price	$80.46	$48.66	$71.67
Expected life in years	6.24	6.24	6.25
Risk-free interest rate	1.10%	0.66%	2.40%
Expected volatility	34.49%	22.92%	22.51%
Annual dividend yield	—%	1.64%	1.06%

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
During the years ended December 31, 2021, December 31, 2020, and December 31, 2019, the intrinsic value of exercised SARs was $31 million, $14 million, and $16 million, respectively. The total intrinsic value of SARs outstanding at December 31, 2021 was $166 million, and the total intrinsic value for exercisable SARs was $107 million at December 31, 2021.
RSUs—A summary of the status of the nonvested RSU awards outstanding under the LTIP, including certain RSUs with a performance component, is presented below:

	RSUs	Weighted-average grant date fair value
Nonvested at December 31, 2020	1,031,190	$58.54
Granted	626,340	81.59
Vested	(406,611)	60.49
Forfeited or canceled	(42,422)	64.06
Nonvested at December 31, 2021	1,208,497	$69.64
The weighted-average grant date fair value for the awards granted in 2021, 2020, and 2019 was $81.59, $50.28, and $72.32, respectively. The liability and related expense for granted cash-settled RSUs are insignificant at and for the year ended December 31, 2021. The fair value of RSUs vested during the years ended December 31, 2021, December 31, 2020, and December 31, 2019 was $34 million, $18 million, and $25 million, respectively.
The total intrinsic value of nonvested RSUs at December 31, 2021 was $116 million.
PSUs—A summary of the status of the nonvested PSU awards outstanding under the LTIP is presented below:

	PSUs	Weighted-average grant date fair value
Nonvested at December 31, 2020	346,499	$80.16
Granted	153,256	82.02
Vested	(50,088)	82.10
Forfeited or canceled	(109,872)	78.98
Nonvested at December 31, 2021	339,795	$81.09
The weighted-average grant date fair value for the awards granted in 2021, 2020, and 2019 was $82.02, $80.95, and $77.95, respectively. The fair value of PSUs vested during each of the years ended December 31, 2021, December 31, 2020, and December 31, 2019 was $4 million.
At December 31, 2021, the total intrinsic value of nonvested PSUs if target performance is achieved was $33 million.
Unearned Compensation—Our total unearned compensation for our stock-based compensation programs at December 31, 2021 was $2 million for SARs, $33 million for RSUs, and $14 million for PSUs, which will primarily be recognized in stock-based compensation expense over a weighted-average period of 3 years.
18.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout 2021, 2020, and 2019 is the brother-in-law of our Executive Chairman. We incurred $9 million, $7 million, and $6 million of legal fees with this firm for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively. At both December 31, 2021 and December 31, 2020, we had insignificant amounts due to the law firm.

Equity Method Investments—We have equity method investments in entities that own, operate, manage, or franchise properties for which we receive management, franchise, or license fees. We recognized $11 million, $6 million, and $22 million of fees for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively. In addition, in some cases we provide loans (see Note 6 and Note 7) or guarantees (see Note 15) to these entities. During the years ended December 31, 2021, December 31, 2020, and December 31, 2019, we recognized $6 million, $3 million, and $4 million, respectively, of income related to these guarantees. At December 31, 2021 and December 31, 2020, we had $29 million and $15 million of net receivables due from these properties, respectively. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 50%. See Note 4 for further details regarding these investments.
Class B Share Conversion—During the years ended December 31, 2021, December 31, 2020, and December 31, 2019, 2,385,647 shares, 3,424,356 shares, and 975,170 shares, respectively, of Class B common stock were converted on a share-for-share basis into shares of our Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.
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
19.    SEGMENT AND GEOGRAPHIC INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. Following the ALG Acquisition during the year ended December 31, 2021, ALG is managed as a separate reportable segment, but in the future, we may realign our reportable segments after integrating aspects of ALG's business. We define our reportable segments as follows:
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
•Apple Leisure Group—This segment derives its earnings from distribution and destination management services offered through ALG Vacations; management and marketing services primarily for all-inclusive resorts within the AMR Collection located in Latin America, the Caribbean, and Europe; and through a paid membership club offering member benefits exclusively at AMR Collection resorts within Latin America and the Caribbean.
Our CODM evaluates performance based on owned and leased hotels revenues, management, franchise, and other fees revenues, distribution and destination management revenues, other revenues, and Adjusted EBITDA. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus our pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA based on our ownership percentage of each owned and leased venture, adjusted to exclude interest expense; benefit (provision) for income taxes; depreciation and amortization; Contra revenue; revenues for the reimbursement of costs incurred on behalf of managed and franchised properties; costs incurred on behalf of managed and franchised properties that we intend to recover over the long term; equity earnings (losses) from unconsolidated hospitality ventures; stock-based compensation expense; gains (losses) on sales of real estate and other; asset impairments; and other income (loss), net.
The table below shows summarized consolidated financial information by segment. Included within corporate and other are results related to our co-branded credit card program, the results of the Exhale spa and fitness business, which was sold during the year ended December 31, 2020, and unallocated corporate expenses.

	Year Ended December 31,
	2021	2020	2019
Owned and leased hotels
Owned and leased hotels revenues	$855	$525	$1,883
Intersegment revenues (a)	17	12	35
Adjusted EBITDA	91	(148)	389
Depreciation and amortization	230	243	259
Capital expenditures	80	111	331
Americas management and franchising
Management, franchise, and other fees revenues	277	152	439
Contra revenue	(19)	(18)	(15)
Other revenues	84	42	89
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	1,410	1,152	2,268
Intersegment revenues (a)	29	14	64
Adjusted EBITDA	231	90	380
Depreciation and amortization	22	22	24
Capital expenditures	1	1	2

	Year Ended December 31,
	2021	2020	2019
ASPAC management and franchising
Management, franchise, and other fees revenues	72	61	136
Contra revenue	(4)	(2)	(2)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	96	75	113
Intersegment revenues (a)	—	—	2
Adjusted EBITDA	29	24	87
Depreciation and amortization	3	3	3
Capital expenditures	—	—	1
EAME/SW Asia management and franchising
Management, franchise, and other fees revenues	43	23	83
Contra revenue	(12)	(10)	(5)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	66	55	74
Intersegment revenues (a)	3	2	10
Adjusted EBITDA	17	(15)	49
Depreciation and amortization	—	1	1
Capital expenditures	4	2	—
Apple Leisure Group
Management, franchise, and other fees revenues	21	—	—
Distribution and destination management revenues	115	—	—
Other revenues	19	—	—
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	11	—	—
Adjusted EBITDA	4	—	—
Depreciation and amortization	22	—	—
Capital expenditures	4	—	—
Corporate and other
Revenues	41	34	61
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	4	6
Intersegment revenues (a)	(2)	(1)	(1)
Adjusted EBITDA	(116)	(130)	(152)
Depreciation and amortization	33	41	42
Capital expenditures	22	8	35
Eliminations
Revenues (a)	(47)	(27)	(110)
Adjusted EBITDA	1	2	1
TOTAL
Revenues	$3,028	$2,066	$5,020
Adjusted EBITDA	257	(177)	754
Depreciation and amortization	310	310	329
Capital expenditures	111	122	369
(a)Intersegment revenues are included in the management, franchise, and other fees revenues, owned and leased hotels revenues, and other revenues and eliminated in Eliminations.

The table below presents summarized consolidated balance sheet information by segment:

	December 31, 2021	December 31, 2020
Total assets:
Owned and leased hotels	$3,585	$4,006
Americas management and franchising	1,137	1,055
ASPAC management and franchising	205	235
EAME/SW Asia management and franchising	280	254
Apple Leisure Group	5,003	—
Corporate and other	2,393	3,579
Total	$12,603	$9,129
The following tables present revenues and property and equipment, net, operating lease ROU assets, intangibles, net, and goodwill by geographical region:

	Year Ended December 31,
	2021	2020	2019
Revenues:
United States	$2,311	$1,730	$4,142
All foreign	717	336	878
Total	$3,028	$2,066	$5,020

		December 31, 2021	December 31, 2020
Property and equipment, net, operating lease ROU assets, intangibles, net, and goodwill:
United States		$4,416	$3,435
All foreign		3,820	838
Total		$8,236	$4,273
The table below provides a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Year Ended December 31,
	2021	2020	2019
Net income (loss) attributable to Hyatt Hotels Corporation	$(222)	$(703)	$766
Interest expense	163	128	75
(Benefit) provision for income taxes	266	(257)	240
Depreciation and amortization	310	310	329
EBITDA	517	(522)	1,410
Contra revenue	35	30	22
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(1,583)	(1,286)	(2,461)
Costs incurred on behalf of managed and franchised properties	1,639	1,375	2,520
Costs incurred on behalf of managed and franchised properties that we do not intend to recover from hotel owners	—	(45)	—
Equity (earnings) losses from unconsolidated hospitality ventures	(28)	70	10
Stock-based compensation expense	50	24	35
(Gains) losses on sales of real estate and other	(414)	36	(723)
Asset impairments	8	62	18
Other (income) loss, net	19	92	(127)
Pro rata share of unconsolidated owned and leased hospitality ventures Adjusted EBITDA	14	(13)	50
Adjusted EBITDA	$257	$(177)	$754

20.    EARNINGS (LOSSES) PER SHARE
The calculation of basic and diluted earnings (losses) per share, including a reconciliation of the numerator and denominator, is as follows:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss)	$(222)	$(703)	$766
Net income (loss) attributable to noncontrolling interests	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$(222)	$(703)	$766
Denominator:
Basic weighted-average shares outstanding	103,970,738	101,325,394	104,590,383
Share-based compensation	—	—	1,702,021
Diluted weighted-average shares outstanding	103,970,738	101,325,394	106,292,404
Basic Earnings (Losses) Per Share:
Net income (loss)	$(2.13)	$(6.93)	$7.33
Net income (loss) attributable to noncontrolling interests	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$(2.13)	$(6.93)	$7.33
Diluted Earnings (Losses) Per Share:
Net income (loss)	$(2.13)	$(6.93)	$7.21
Net income (loss) attributable to noncontrolling interests	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$(2.13)	$(6.93)	$7.21
The computations of diluted net earnings (losses) per share for the years ended December 31, 2021, December 31, 2020, and December 31, 2019 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs, RSUs, and PSUs because they are anti-dilutive.

	Year Ended December 31,
	2021	2020	2019
SARs	1,275,400	767,400	13,000
RSUs	563,700	522,300	—
PSUs	105,400	—	—

21.    OTHER INCOME (LOSS), NET

	Year Ended December 31,
	2021	2020	2019
Transaction costs (Note 7)	$(46)	$—	$(1)
Credit losses (Note 4 and Note 6)	(22)	(29)	—
Performance guarantee expense, net (Note 15)	(10)	(57)	(42)
Restructuring expenses	(3)	(73)	—
Gain on sale of contractual right (Note 7)	—	—	16
Release of contingent consideration liability	—	1	30
Release and amortization of debt repayment guarantee liability	1	1	18
Performance guarantee liability amortization (Note 15)	3	8	18
Unrealized gains (losses), net (Note 4)	14	(13)	26
Depreciation recovery	17	23	25
Interest income	28	30	25
Other, net	(1)	17	12
Other income (loss), net	$(19)	$(92)	$127
During the year ended December 31, 2020, we recognized $73 million of restructuring expenses, including severance, insurance benefits, outplacement, and other related costs, due to operational changes as a result of the COVID-19 pandemic.
During the years ended December 31, 2020 and December 31, 2019, we released $1 million and $30 million of contingent consideration liability for management agreements previously acquired in conjunction with Two Roads in which specific actions were not completed or payment was no longer probable.
During the year ended December 31, 2019, we recognized a $15 million release of our debt repayment guarantee liability for a hotel property in Washington State as the debt was refinanced, and we are no longer the guarantor.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2021, December 31, 2020, and December 31, 2019
(In millions of dollars)

Description	Balance at beginning of period	Additions charged to revenues, costs, and expenses		Additions charged to other accounts		Deductions	Balance at end of period
Year Ended December 31, 2021:
Trade receivables—allowance for credit losses	$56	$4		$—		$(7)	$53
Financing receivables—allowance for credit losses	114	7		9	A	(61)	69
Deferred tax assets—valuation allowance	82	242	B	154	C	—	478
Year Ended December 31, 2020:
Trade receivables—allowance for credit losses	32	35		2	D	(13)	56
Financing receivables—allowance for credit losses	100	29		2	E	(17)	114
Deferred tax assets—valuation allowance	41	41	F	—		—	82
Year Ended December 31, 2019:
Trade receivables—allowance for doubtful accounts	26	14		—		(8)	32
Financing receivables—allowance for losses	101	6		(1)		(6)	100
Deferred tax assets—valuation allowance	41	6		—		(6)	41
A—This amount includes the $12 million allowance on PCD assets acquired in the ALG Acquisition, partially offset by currency translation on foreign currency denominated financing receivables.
B—This amount primarily relates to the valuation allowance recorded on U.S. federal and state deferred tax assets.
C—This amount primarily relates to the valuation allowance recorded on deferred tax assets as a result of ALG Acquisition.
D—This amount represents the pre-tax credit loss for accounts receivable recorded upon the adoption of ASU 2016-13.
E—This amount represents currency translation on foreign currency denominated financing receivables.
F—This amount primarily represents the allowance on our foreign tax credit and net operating loss carryforwards.
SCHII-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1
Securities Purchase Agreement, dated August 14, 2021, by and among Casablanca Holdings L.P. (acting through Casablanca Holdings GP LLC), Casablanca Global GP Limited, Casablanca Global Intermediate Holdings L.P. and Zurich Hotel Investments, and, solely with respect to Section 11.17 and Article XI (solely as such Article relates to Section 11.17), Hyatt Hotels Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on November 2, 2021)

3.1
Amended and Restated Certificate of Incorporation of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34521) filed with the Securities and Exchange Commission on November 4, 2021)

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 11, 2014)

4.1
Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 1, 2009)

4.2
Registration Rights Agreement, dated as of August 28, 2007, as amended, by and among Global Hyatt Corporation, Madrone GHC, LLC, Lake GHC, LLC, Shimoda GHC, LLC, GS Sunray Holdings, L.L.C., GS Sunray Holdings Subco I, L.L.C., GS Sunray Holdings Subco II, L.L.C., GS Sunray Holdings Parallel, L.L.C., GS Sunray Holdings Parallel Subco, L.L.C., Mori Building Capital Investment LLC and others party thereto (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

4.3
Joinder Agreement to Registration Rights Agreement, dated as of January 26, 2010, by and among Hyatt Hotels Corporation and Mori Building Co., Ltd. (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the Securities and Exchange Commission on February 25, 2010)

4.4
Indenture, dated as of August 14, 2009, as amended, between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

4.5
First Supplemental Indenture, dated as of August 14, 2009, between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

4.6
Second Supplemental Indenture, dated as of August 4, 2011, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 333-176038) filed with the Securities and Exchange Commission on August 4, 2011)

4.7
Third Supplemental Indenture, dated as of August 9, 2011, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 9, 2011)

4.8
Fourth Supplemental Indenture, dated May 10, 2013, between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 10, 2013)

Exhibit Number	Exhibit Description

4.9
Fifth Supplemental Indenture, dated May 10, 2013 between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 10, 2013)

4.10
Sixth Supplemental Indenture, dated March 7, 2016, between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 8, 2016)

4.11
Seventh Supplemental Indenture, dated as of August 16, 2018, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 16, 2018)

4.12
Eighth Supplemental Indenture, dated as of April 23, 2020, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 24, 2020)

4.13
Ninth Supplemental Indenture, dated September 1, 2020, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 1, 2020)

4.14
Tenth Supplemental Indenture, dated as of October 1, 2021, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on October 1, 2021)

4.15
Eleventh Supplemental Indenture, dated as of October 1, 2021, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on October 1, 2021)

4.16
Form of 6.875% Senior Notes due 2019 (included as part of Exhibit 4.5 above) (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

4.17
Form of 5.375% Senior Notes due 2021 (included as part of Exhibit 4.7 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 9, 2011)

4.18
Form of 3.375% Senior Notes due 2023 (included as part of Exhibit 4.9 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 10, 2013)

4.19
Form of 4.850% Senior Notes due 2026 (included as part of Exhibit 4.10 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 8, 2016)

4.20
Form of 4.375% Senior Note due 2028 (included as part of Exhibit 4.11 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 16, 2018)

Exhibit Number	Exhibit Description
4.21
Form of 5.375% Senior Note due 2025 (included as part of Exhibit 4.12 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 24, 2020)

4.22
Form of 5.750% Senior Note due 2030 (included as part of Exhibit 4.12 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 24, 2020)

4.23
Form of Floating Rate Senior Note due 2022 (included in Exhibit 4.13 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 1, 2020)

4.24
Form of 1.300% Senior Note due 2023 (included as part of Exhibit 4.14 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on October 1, 2021)

4.25
Form of 1.800% Senior Note due 2024 (included as part of Exhibit 4.14 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on October 1, 2021)

4.26
Form of Floating Rate Senior Note due 2023 (included as part of Exhibit 4.15 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on October 1, 2021)

4.27
Registration Rights Agreement, dated as of October 12, 2009, by and among Hyatt Hotels Corporation and Thomas J. Pritzker, Marshall E. Eisenberg and Karl J. Breyer, solely in their capacity as co-trustees (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

4.28	Description of Registered Securities

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

Exhibit Number	Exhibit Description
+10.17
Form of 2021 Performance Share Unit Agreement under the Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 25, 2021)

+10.18
Amended and Restated Hyatt Hotels Corporation Deferred Compensation Plan for Directors, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-34521) filed with the Securities and Exchange Commission on October 31, 2018)

+10.19
Hyatt Hotels Corporation Summary of Amended and Restated Non-Employee Director Compensation, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (File No. 001-34521) filed with the Securities and Exchange Commission on November 4, 2021)

+10.20
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Mark S. Hoplamazian (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.21
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Thomas J. Pritzker (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.22
Employment Letter, dated as of October 5, 2018, between Hyatt Corporation and Joan Bottarini (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on October 9, 2018)

+10.23
Employment Letter, dated as of August 28, 2017, between Hyatt Corporation and Mark Vondrasek (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-34521) filed with the Securities and Exchange Commission on May 2, 2019)

+10.24
Hyatt Hotels Corporation 2018 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 23, 2018)

+10.25
Hyatt International Hotels Retirement Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.26
Second Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.27
Hyatt Hotels Corporation Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 21, 2020)

10.28
Second Amended and Restated Credit Agreement, dated as of January 6, 2014, among Hyatt Hotels Corporation and Hotel Investors I, Inc., as Borrowers, certain subsidiaries of Hyatt Hotels Corporation, as Guarantors, various Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Deutsche Bank Securities, Inc., as Joint Book Runners and Co-Lead Arrangers, and JPMorgan Chase Bank, N.A., Deutsche Bank Securities, Inc. and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on January 6, 2014)

Exhibit Number	Exhibit Description

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

10.31
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

10.32
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

Exhibit Number	Exhibit Description
99.2
Amended and Restated Foreign Global Hyatt Agreement, dated as of October 1, 2009, by and among each signatory thereto (incorporated by reference to Exhibit 99.2 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 18, 2021)

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