Form 10-Q
period 2022-03-31
Hyatt Hotels Corp
filed 2022-05-10
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At May 3, 2022, there were 51,289,439 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 59,017,749 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
REVENUES:
Owned and leased hotels	$271	$104
Management, franchise, and other fees	154	63
Contra revenue	(9)	(8)
Net management, franchise, and other fees	145	55
Distribution and destination management	246	—
Other revenues	77	19
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	540	260
Total revenues	1,279	438
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	210	124
Distribution and destination management	194	—
Depreciation and amortization	119	74
Other direct costs	67	23
Selling, general, and administrative	111	95
Costs incurred on behalf of managed and franchised properties	556	277
Direct and selling, general, and administrative expenses	1,257	593
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	(31)	12
Equity earnings (losses) from unconsolidated hospitality ventures	(9)	54
Interest expense	(40)	(41)
Asset impairments	(3)	—
Other income (loss), net	(10)	12
LOSS BEFORE INCOME TAXES	(71)	(118)
PROVISION FOR INCOME TAXES	(2)	(186)
NET LOSS	(73)	(304)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
NET LOSS ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$(73)	$(304)
LOSSES PER SHARE—Basic
Net loss	$(0.67)	$(2.99)
Net loss attributable to Hyatt Hotels Corporation	$(0.67)	$(2.99)
LOSSES PER SHARE—Diluted
Net loss	$(0.67)	$(2.99)
Net loss attributable to Hyatt Hotels Corporation	$(0.67)	$(2.99)

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net loss	$(73)	$(304)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $— for the three months ended March 31, 2022 and March 31, 2021	21	(46)
Unrealized gains on derivative activity, net of tax of $— for the three months ended March 31, 2022 and March 31, 2021	2	2
Unrecognized pension cost, net of tax of $— for the three months ended March 31, 2022 and March 31, 2021	(2)	—
Unrealized losses on available-for-sale debt securities, net of tax of $— for the three months ended March 31, 2022 and March 31, 2021	(7)	(1)
Other comprehensive income (loss)	14	(45)
COMPREHENSIVE LOSS	(59)	(349)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$(59)	$(349)

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,023	$960
Restricted cash	47	57
Short-term investments	282	227
Receivables, net of allowances of $56 and $53 at March 31, 2022 and December 31, 2021, respectively	655	633
Inventories	8	10
Prepaids and other assets	154	149
Prepaid income taxes	53	26
Assets held for sale	375	—
Total current assets	2,597	2,062
Equity method investments	209	216
Property and equipment, net	2,525	2,848
Financing receivables, net of allowances of $72 and $69 at March 31, 2022 and December 31, 2021, respectively	57	41
Operating lease right-of-use assets	411	446
Goodwill	3,006	2,965
Intangibles, net	1,880	1,977
Deferred tax assets	14	14
Other assets	1,990	2,034
TOTAL ASSETS	$12,689	$12,603
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$6	$10
Accounts payable	546	523
Accrued expenses and other current liabilities	317	299
Current contract liabilities	1,285	1,178
Accrued compensation and benefits	119	187
Current operating lease liabilities	35	35
Liabilities held for sale	212	—
Total current liabilities	2,520	2,232
Long-term debt	3,815	3,968
Long-term contract liabilities	1,407	1,349
Long-term operating lease liabilities	322	349
Other long-term liabilities	1,101	1,139
Total liabilities	9,165	9,037
Commitments and contingencies (see Note 12)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding at March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 51,273,148 issued and outstanding at March 31, 2022, and Class B common stock, $0.01 par value per share, 391,012,161 shares authorized, 59,017,749 shares issued and outstanding at March 31, 2022. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 50,322,050 issued and outstanding at December 31, 2021, and Class B common stock, $0.01 par value per share, 391,647,683 shares authorized, 59,653,271 shares issued and outstanding at December 31, 2021	1	1
Additional paid-in capital	657	640
Retained earnings	3,094	3,167
Accumulated other comprehensive loss	(231)	(245)
Total stockholders' equity	3,521	3,563
Noncontrolling interests in consolidated subsidiaries	3	3
Total equity	3,524	3,566
TOTAL LIABILITIES AND EQUITY	$12,689	$12,603
See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73)	$(304)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	119	74
Amortization of share awards	31	32
Amortization of operating lease right-of-use assets	9	8
Deferred income taxes	—	200
Equity (earnings) losses from unconsolidated hospitality ventures	9	(54)
Contra revenue	9	8
Unrealized (gains) losses, net	10	(8)
Working capital changes and other	66	(47)
Net cash provided by (used in) operating activities	180	(91)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(195)	(423)
Proceeds from marketable securities and short-term investments	163	523
Contributions to equity method and other investments	(3)	(16)
Acquisitions, net of cash acquired	(39)	(84)
Capital expenditures	(43)	(19)
Other investing activities	7	(12)
Net cash used in investing activities	(110)	(31)
CASH FLOWS FROM FINANCING ACTIVITIES:
Other financing activities	(14)	(14)
Net cash used in financing activities	(14)	(14)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	5	5
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, INCLUDING CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CLASSIFIED WITHIN CURRENT ASSETS HELD FOR SALE	61	(131)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH RECLASSIFIED TO ASSETS HELD FOR SALE	(7)	—
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	54	(131)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—BEGINNING OF YEAR	1,065	1,237
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—END OF PERIOD	$1,119	$1,106

See accompanying Notes to condensed consolidated financial statements.
Supplemental disclosure of cash flow information:

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$1,023	$1,078
Restricted cash (1)	47	9
Restricted cash included in other assets (1)	49	19
Total cash, cash equivalents, and restricted cash	$1,119	$1,106

(1) Restricted cash generally represents debt service on bonds, escrow deposits, and other arrangements.

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash paid during the period for interest	$30	$42
Cash paid (received) during the period for income taxes, net	$8	$(2)
Cash paid for amounts included in the measurement of operating lease liabilities	$11	$9
Non-cash investing and financing activities are as follows:
Change in accrued capital expenditures	$13	$—
Non-cash right-of-use assets obtained in exchange for operating lease liabilities	$1	$2

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions except share and per share amounts)
(Unaudited)

	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries	Total
	Class	Class	Class	Class
	A	B	A	B
BALANCE—January 1, 2021	39,250,241	62,038,918	$1	$—	$13	$3,389	$(192)	$3	$3,214
Total comprehensive loss	—	—	—	—	—	(304)	(45)	—	(349)
Employee stock plan issuance	10,992	—	—	—	1	—	—	—	1
Class share conversions	800,169	(800,169)	—	—	—	—	—	—	—
Share-based payment activity	462,103	—	—	—	22	—	—	—	22
BALANCE—March 31, 2021	40,523,505	61,238,749	$1	$—	$36	$3,085	$(237)	$3	$2,888

BALANCE—January 1, 2022	50,322,050	59,653,271	$1	$—	$640	$3,167	$(245)	$3	$3,566
Total comprehensive loss	—	—	—	—	—	(73)	14	—	(59)
Employee stock plan issuance	12,221	—	—	—	1	—	—	—	1
Class share conversions	635,522	(635,522)	—	—	—	—	—	—	—
Share-based payment activity	303,355	—	—	—	16	—	—	—	16
BALANCE—March 31, 2022	51,273,148	59,017,749	$1	$—	$657	$3,094	$(231)	$3	$3,524

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)
1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively "Hyatt Hotels Corporation") has offerings that consist of full services hotels, select service hotels, all-inclusive resorts, and other forms of residential, vacation ownership, and condominium units. We also offer travel distribution and destination management services through ALG Vacations ("ALG Vacations") and a paid membership program through the Unlimited Vacation Club. At March 31, 2022, (i) we operated or franchised 519 full service hotels, comprising 171,823 rooms throughout the world, (ii) we operated or franchised 542 select service hotels, comprising 78,419 rooms, of which 445 hotels are located in the United States, and (iii) we operated, franchised, or marketed 111 all-inclusive resorts, comprising 36,152 rooms. At March 31, 2022, our portfolio of properties operated in 71 countries around the world. Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotels or licensed by third parties.
As used in these Notes and throughout this Quarterly Report on Form 10-Q:
•"Hyatt," "Company," "we," "us," or "our" mean Hyatt Hotels Corporation and its consolidated subsidiaries;
•"hotel portfolio" refers to our full service hotels, including our wellness resorts, our select service hotels, and our all-inclusive resorts;
•"properties," "portfolio of properties," or "property portfolio" refer to our hotel portfolio and residential, vacation ownership, and condominium units that we operate, manage, franchise, own, lease, develop, license, or to which we provide services or license our trademarks, including under the:
◦Park Hyatt, Miraval, Grand Hyatt, Alila, Andaz, The Unbound Collection by Hyatt, Destination by Hyatt, Hyatt Regency, Hyatt, Hyatt Ziva, Hyatt Zilara, Thompson Hotels, Hyatt Centric, Caption by Hyatt, JdV by Hyatt, Hyatt House, Hyatt Place, UrCove, Hyatt Residences Club brands; and
◦Secrets Resorts & Spas, Dreams Resorts & Spas, Breathless Resorts & Spas, Zoëtry Wellness & Spa Resorts, Vivid Hotels & Resorts, Alua Hotels & Resorts, and Sunscape Resorts & Spas brands (collectively the "AMR Collection"); and
•"hospitality ventures" refers to entities in which we own less than a 100% equity interest.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. As a result, this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Form 10-K").
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

2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Standards
Government Assistance—In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2021-10 ("ASU 2021-10"), Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires annual disclosures that are expected to increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity's financial statements. The provisions of ASU 2021-10 are effective for fiscal years beginning after December 31, 2021, and we adopted ASU 2021-10 on January 1, 2022. We are currently evaluating the impact of ASU 2021-10 on our annual disclosures and do not expect a material impact to our consolidated financial statements.
Future Adoption of Accounting Standards
Reference Rate Reform—In March 2020, the FASB issued Accounting Standards Update No. 2020-04 ("ASU 2020-04"), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions that we can elect to adopt, subject to meeting certain criteria, regarding contract modifications, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The provisions of ASU 2020-04 are available through December 31, 2022, and we are currently assessing the impact of adopting ASU 2020-04.
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
The following tables present our revenues disaggregated by the nature of the product or service:

	Three Months Ended March 31, 2022
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Apple Leisure Group	Corporate and other	Eliminations	Total
Rooms revenues	$167	$—	$—	$—	$—	$—	$(6)	$161
Food and beverage	69	—	—	—	—	—	—	69
Other	41	—	—	—	—	—	—	41
Owned and leased hotels	277	—	—	—	—	—	(6)	271
Base management fees	—	46	8	6	8	—	(8)	60
Incentive management fees	—	12	4	7	19	—	(2)	40
Franchise fees	—	34	—	1	—	—	—	35
Other fees	—	3	2	1	3	10	—	19
Management, franchise, and other fees	—	95	14	15	30	10	(10)	154
Contra revenue	—	(6)	(1)	(2)	—	—	—	(9)
Net management, franchise, and other fees	—	89	13	13	30	10	(10)	145
Distribution and destination management	—	—	—	—	246	—	—	246
Other revenues	—	38	—	—	34	4	1	77
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	461	29	21	29	—	—	540
Total	$277	$588	$42	$34	$339	$14	$(15)	$1,279

	Three Months Ended March 31, 2021
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$62	$—	$—	$—	$—	$(3)	$59
Food and beverage	20	—	—	—	—	—	20
Other	25	—	—	—	—	—	25
Owned and leased hotels	107	—	—	—	—	(3)	104
Base management fees	—	16	8	3	—	(3)	24
Incentive management fees	—	1	5	2	—	—	8
Franchise fees	—	17	—	—	—	—	17
Other fees	—	4	2	2	6	—	14
Management, franchise, and other fees	—	38	15	7	6	(3)	63
Contra revenue	—	(4)	(1)	(3)	—	—	(8)
Net management, franchise, and other fees	—	34	14	4	6	(3)	55
Other revenues	—	17	—	—	2	—	19
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	227	20	13	—	—	260
Total	$107	$278	$34	$17	$8	$(6)	$438
Contract Balances
Our contract assets, included in receivables, net on our condensed consolidated balance sheets, were insignificant at both March 31, 2022 and December 31, 2021. As our profitability hurdles are generally calculated on a full-year basis, we expect our contract assets to be insignificant at year end.
Contract liabilities were comprised of the following:

	March 31, 2022	December 31, 2021
Deferred revenue related to the paid membership program	$891	$833
Deferred revenue related to the loyalty program	843	814
Deferred revenue related to travel distribution and destination management services	719	629
Advanced deposits	57	61
Initial fees received from franchise owners	43	42
Deferred revenue related to insurance programs	36	52
Other deferred revenue	103	96
Total contract liabilities	$2,692	$2,527

The following table summarizes the activity in our contract liabilities:

	2022	2021
Beginning balance, January 1	$2,527	$941
Cash received and other	1,410	105
Revenue recognized	(1,245)	(86)
Ending balance, March 31	$2,692	$960
Revenue recognized during the three months ended March 31, 2022 and March 31, 2021 included in the contract liabilities balance at the beginning of each year was $501 million and $69 million, respectively. This revenue primarily relates to travel distribution and destination management services, the loyalty program, and the paid membership program.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $460 million at March 31, 2022, of which we expect to recognize approximately 20% of the revenue over the next 12 months and the remainder thereafter.
4.    DEBT AND EQUITY SECURITIES
Equity Method Investments
Equity method investments were $209 million and $216 million at March 31, 2022 and December 31, 2021, respectively.
During the three months ended March 31, 2021, we purchased our hospitality venture partner's interest in the entities that own Grand Hyatt São Paulo for $6 million of cash, and we repaid the $78 million third-party mortgage loan on the property. We recognized a $69 million pre-tax gain in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss) (see Note 6).
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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value on our condensed consolidated balance sheets, were as follows:

	March 31, 2022	December 31, 2021
Loyalty program (Note 8)	$615	$601
Deferred compensation plans held in rabbi trusts (Note 8 and Note 10)	498	543
Captive insurance company (Note 8)	119	148
Total marketable securities held to fund operating programs	$1,232	$1,292
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents and short-term investments	(206)	(173)
Marketable securities held to fund operating programs included in other assets	$1,026	$1,119
Marketable securities held to fund operating programs included $154 million and $141 million of available-for-sale ("AFS") debt securities at March 31, 2022 and December 31, 2021, respectively, with contractual maturity dates ranging from 2022 through 2069. The fair value of our AFS debt securities approximates amortized cost. Additionally, marketable securities held to fund operating programs include $66 million and $89 million of equity securities with a readily determinable fair value at March 31, 2022 and December 31, 2021, respectively.

Net unrealized and realized gains (losses) from marketable securities held to fund operating programs recognized on our condensed consolidated financial statements were as follows:

	Three Months Ended March 31,
	2022	2021
Unrealized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$(32)	$3
Other income (loss), net (Note 18)	(18)	(9)
Other comprehensive loss (Note 13)	(7)	(1)

Realized gains, net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$1	$9
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at cost or fair value, depending on the nature of the investment, on our condensed consolidated balance sheets, were as follows:

	March 31, 2022	December 31, 2021
Time deposits	$325	$255
Common shares in Playa N.V. (Note 8)	105	97
Interest-bearing money market funds	90	231
Total marketable securities held for investment purposes	$520	$583
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(415)	(486)
Marketable securities held for investment purposes included in other assets	$105	$97
We hold common shares in Playa Hotels & Resorts N.V. ("Playa N.V."), which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. We did not sell any shares of common stock during three months ended March 31, 2022 or March 31, 2021. Net unrealized gains recognized on our condensed consolidated statements of income (loss) were as follows:

	Three Months Ended March 31,
	2022	2021
Other income (loss), net (Note 18)	$8	$17

Fair Value—We measure marketable securities held to fund operating programs and held for investment purposes at fair value on a recurring basis:

	March 31, 2022	Cash and cash equivalents	Short-term investments	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$286	$286	$—	$—
Mutual funds	564	—	—	564
Common shares in Playa N.V.	105	—	—	105
Level Two - Significant Other Observable Inputs
Time deposits	329	53	273	3
U.S. government obligations	226	—	3	223
U.S. government agencies	58	—	—	58
Corporate debt securities	129	—	6	123
Mortgage-backed securities	23	—	—	23
Asset-backed securities	25	—	—	25
Municipal and provincial notes and bonds	7	—	—	7
Total	$1,752	$339	$282	$1,131

	December 31, 2021	Cash and cash equivalents	Short-term investments	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$397	$397	$—	$—
Mutual funds	632	—	—	632
Common shares in Playa N.V.	97	—	—	97
Level Two - Significant Other Observable Inputs
Time deposits	259	35	221	3
U.S. government obligations	235	—	—	235
U.S. government agencies	58	—	—	58
Corporate debt securities	137	—	6	131
Mortgage-backed securities	24	—	—	24
Asset-backed securities	28	—	—	28
Municipal and provincial notes and bonds	8	—	—	8
Total	$1,875	$432	$227	$1,216
During the three months ended March 31, 2022 and March 31, 2021, there were no transfers between levels of the fair value hierarchy. We do not have nonfinancial assets or nonfinancial liabilities required to be measured at fair value on a recurring basis.

Other Investments
HTM Debt Securities—We hold investments in held-to-maturity ("HTM") debt securities, which are investments in third-party entities that own certain of our hotels. The securities are mandatorily redeemable on various dates through 2027. At March 31, 2022 and December 31, 2021, HTM debt securities recorded within other assets on our condensed consolidated balance sheets were as follows:

	March 31, 2022	December 31, 2021
HTM debt securities	$93	$91
Less: allowance for credit losses	(39)	(38)
Total HTM debt securities, net of allowances	$54	$53
The following table summarizes the activity in our HTM debt securities allowance for credit losses:

	2022	2021
Allowance at January 1	$38	$21
Credit losses (1)	1	1
Allowance at March 31	$39	$22
(1) Credit losses were partially or fully offset by interest income recognized in the same periods (see Note 18).
We estimated the fair value of HTM debt securities to be approximately $81 million and $77 million at March 31, 2022 and December 31, 2021, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using internally developed discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.
Equity Securities Without a Readily Determinable Fair Value—At both March 31, 2022 and December 31, 2021, we held $12 million of investments in equity securities without a readily determinable fair value, which are recorded within other assets on our condensed consolidated balance sheets and represent investments in entities where we do not have the ability to significantly influence the operations of the entity.
5.    RECEIVABLES
Receivables
At March 31, 2022 and December 31, 2021, we had $655 million and $633 million of net receivables, respectively, recorded on our condensed consolidated balance sheets.
The following table summarizes the activity in our receivables allowance for credit losses:

	2022	2021
Allowance at January 1	$53	$56
Provisions	7	1
Other	(4)	—
Allowance at March 31	$56	$57
Financing Receivables

	March 31, 2022	December 31, 2021
Unsecured financing to hotel owners	$134	$133
Less: current portion of financing receivables, included in receivables, net	(5)	(23)
Less: allowance for credit losses	(72)	(69)
Total long-term financing receivables, net of allowances	$57	$41

Allowance for Credit Losses—The following table summarizes the activity in our unsecured financing receivables allowance for credit losses:

	2022	2021
Allowance at January 1	$69	$114
Provisions	—	3
Foreign currency exchange, net	3	(2)
Allowance at March 31	$72	$115
Credit Monitoring—Our unsecured financing receivables were as follows:

	March 31, 2022
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$132	$(70)	$62	$51
Other financing arrangements	2	(2)	—	—
Total unsecured financing receivables	$134	$(72)	$62	$51

	December 31, 2021
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$130	$(67)	$63	$47
Other financing arrangements	3	(2)	1	—
Total unsecured financing receivables	$133	$(69)	$64	$47
Fair Value—We estimated the fair value of financing receivables to be approximately $107 million and $88 million at March 31, 2022 and December 31, 2021, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using discounted future cash flow models. The principal inputs used are projected future cash flows and the discount rate, which is generally the effective interest rate of the loan.
6.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Apple Leisure Group—During the year ended December 31, 2021, we acquired 100% of the outstanding limited partnership interests in Casablanca Global Intermediate Holdings L.P., doing business as Apple Leisure Group ("ALG"), and 100% of the outstanding ordinary shares of Casablanca Global GP Limited, its general partner, in a business combination for a purchase price of $2.7 billion (the "ALG Acquisition"). The transaction included $69 million of contingent consideration payable upon achieving certain targets related to ALG's outstanding travel credits; however, we did not record a contingent liability as the achievement was not considered probable as of the acquisition date.
We closed on the transaction on November 1, 2021 and paid $2,718 million of cash, inclusive of $39 million of purchase price adjustments for amounts due back to the seller that were recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet at December 31, 2021 and paid during the three months ended March 31, 2022.
Net assets acquired were determined as follows:

Cash paid, net of cash acquired	$2,718
Cash and cash equivalents acquired	460
Restricted cash acquired	16
Net assets acquired	$3,194

The acquisition includes (i) management and marketing agreements for operating and pipeline hotels, primarily across Mexico, the Caribbean, Central America, and Europe, and brand names affiliated with the AMR Collection resorts; (ii) customer relationships and brand names related to ALG Vacations; and (iii) customer relationships and a brand name associated with the Unlimited Vacation Club paid membership program.
Our condensed consolidated balance sheets at both March 31, 2022 and December 31, 2021 reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired are estimated using either discounted future cash flow models or the relief from royalty method, both of which include revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three assumptions. The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
During the three months ended March 31, 2022, the fair values of certain assets acquired and liabilities assumed were revised. The measurement period adjustments primarily resulted from the refinement of contract terms, renewal periods, useful lives, and other assumptions, which affected the underlying cash flows in the valuation and were based on facts and circumstances that existed at the acquisition date. Measurement period adjustments recorded on our condensed consolidated balance sheet at March 31, 2022 primarily include a $25 million decrease in intangibles, net and a $16 million decrease in property and equipment, net with a corresponding $41 million increase to goodwill.
We will continue to evaluate the contracts acquired and the underlying inputs and assumptions used in our valuation of assets acquired and liabilities assumed. Accordingly, these estimates, along with any related tax impacts, are subject to change during the measurement period, which is up to one year from the acquisition date.

The following table summarizes the preliminary fair value of the identifiable net assets acquired recorded on the Apple Leisure Group segment at March 31, 2022:

Cash and cash equivalents	$460
Restricted cash	16
Receivables	168
Prepaids and other assets	74
Property and equipment	6
Financing receivables, net	19
Operating lease right-of-use assets	79
Goodwill (1)	2,718
Indefinite-lived intangibles (2)	514
Management agreement intangibles (3)	486
Customer relationships intangibles (4)	608
Other intangibles	15
Other assets	42
Total assets acquired	$5,205

Accounts payable	$255
Accrued expenses and other current liabilities	97
Current contract liabilities (5)	646
Accrued compensation and benefits	49
Current operating lease liabilities	9
Long-term contract liabilities (5)	747
Long-term operating lease liabilities	70
Other long-term liabilities	138
Total liabilities assumed	$2,011
Total net assets acquired attributable to Hyatt Hotels Corporation	$3,194
(1) The goodwill is attributable to the growth opportunities we expect to realize by expanding our footprint in luxury and resort travel, expanding our platform for growth, increasing choices and experiences for guests, and enhancing end-to-end leisure travel offerings. Goodwill of $36 million is tax deductible.
(2) Includes intangible assets related to various AMR Collection and ALG Vacations brand names.
(3) Amortized over useful lives of approximately 1 to 20 years, with a weighted-average useful life of approximately 12 years.
(4) Amortized over useful lives of 4 to 11 years, with a weighted-average useful life of approximately 8 years.
(5) Contract liabilities assumed were recorded at carrying value at the date of acquisition.
Grand Hyatt São Paulo—We previously held a 50% interest in the entities that own Grand Hyatt São Paulo, and we accounted for the investment as an unconsolidated hospitality venture under the equity method. During the three months ended March 31, 2021, we purchased the remaining 50% interest for $6 million of cash. Additionally, we repaid the $78 million third-party mortgage loan on the property and were released from our debt repayment guarantee. The transaction was accounted for as an asset acquisition, and we recognized a $69 million pre-tax gain related to the transaction in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss). The pre-tax gain is primarily attributable to a $42 million reversal of other long-term liabilities associated with our equity method investment and a $22 million reclassification from accumulated other comprehensive loss (see Note 13).

Net assets acquired were determined as follows:

Cash paid	$6
Repayment of third-party mortgage loan	78
Fair value of our previously-held equity method investment	6
Net assets acquired	$90
Upon acquisition, we recorded $101 million of property and equipment and $11 million of deferred tax liabilities within our owned and leased hotels segment on our condensed consolidated balance sheet.
Held For Sale

Hyatt Regency Indian Wells Resort & Spa—During the three months ended March 31, 2022, we signed a purchase and sale agreement to sell Hyatt Regency Indian Wells Resort & Spa for a sales price of $145 million. At March 31, 2022, the related assets and liabilities were classified as held for sale within our owned and leased hotels segment on our condensed consolidated balance sheet. Assets held for sale were $105 million, which primarily consists of $101 million of property and equipment, net, and liabilities held for sale were $8 million, of which $4 million relates to contract liabilities. On April 1, 2022, we completed the sale of the property to an unrelated third party and entered into a long-term management agreement.
Grand Hyatt San Antonio River Walk—During the three months ended March 31, 2022, we signed a purchase and sale agreement to sell Grand Hyatt San Antonio River Walk for a sales price of $310 million. At March 31, 2022, the related assets and liabilities were classified as held for sale within our owned and leased hotels segment on our condensed consolidated balance sheet. Assets held for sale were $193 million, which primarily consists of $170 million of property and equipment, net, and liabilities held for sale were $195 million, which primarily consists of $164 million of debt, net of $4 million of unamortized discounts. On April 20, 2022, we completed the sale of the property to an unrelated third party, entered into a long-term management agreement, and repaid the debt.
The Driskill—During the three months ended March 31, 2022, we signed a purchase and sale agreement to sell The Driskill for a sales price of $125 million. At March 31, 2022, the related assets and liabilities were classified as held for sale within our owned and leased hotels segment on our condensed consolidated balance sheet. Assets held for sale were $77 million, which primarily consists of $63 million of property and equipment, net, and liabilities held for sale were $9 million, which primarily consists of $6 million of operating lease liabilities. On April 28, 2022, we completed the sale of the property to an unrelated third party and entered into a long-term management agreement.
7.    INTANGIBLES, NET

	March 31, 2022	Weighted- average useful lives in years	December 31, 2021
Management and franchise agreement intangibles	$822	15	$835
Brand and other indefinite-lived intangibles	637	—	646
Customer relationships intangibles	608	9	586
Other intangibles	22	5	58
Intangibles	2,089		2,125
Less: accumulated amortization	(209)		(148)
Intangibles, net	$1,880		$1,977

	Three Months Ended March 31,
	2022	2021
Amortization expense	$60	$7

8.    OTHER ASSETS

	March 31, 2022	December 31, 2021
Management and franchise agreement assets constituting payments to customers (1)	$587	$571
Marketable securities held to fund rabbi trusts (Note 4)	498	543
Marketable securities held to fund the loyalty program (Note 4)	419	439
Marketable securities held for captive insurance company (Note 4)	109	137
Common shares in Playa N.V. (Note 4)	105	97
Long-term investments (Note 4)	66	65
Other	206	182
Total other assets	$1,990	$2,034
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.
9.    DEBT
Long-term debt was $3,815 million and $3,968 million at March 31, 2022 and December 31, 2021, respectively.
Revolving Credit Facility—During the three months ended March 31, 2022 and March 31, 2021, we had no borrowings or repayments on our revolving credit facility. At both March 31, 2022 and December 31, 2021, we had no balance outstanding. At March 31, 2022, we had $1,496 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding.
Fair Value—We estimate the fair value of debt, excluding finance leases, which consists of the notes below (collectively, the "Senior Notes"), bonds, and other long-term debt.
•$300 million of floating rate senior notes due 2023
•$350 million of 3.375% senior notes due 2023
•$700 million of 1.300% senior notes due 2023
•$750 million of 1.800% senior notes due 2024
•$450 million of 5.375% senior notes due 2025
•$400 million of 4.850% senior notes due 2026
•$400 million of 4.375% senior notes due 2028
•$450 million of 5.750% senior notes due 2030
Our Senior Notes and bonds are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. We estimated the fair value of other debt instruments using a discounted cash flow analysis based on current market inputs for similar types of arrangements. Based on the lack of available market data, we have classified our revolving credit facility, as applicable, and other debt instruments as Level Three. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in our assumptions will result in different estimates of fair value.

	March 31, 2022
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$3,836	$3,884	$—	$3,843	$41
(1) Excludes $7 million of finance lease obligations and $22 million of unamortized discounts and deferred financing fees. The carrying value and fair value also exclude $164 million of debt, net of $4 million of unamortized discounts, related to Grand Hyatt San Antonio River Walk, which was classified as held for sale at March 31, 2022 (see Note 6).

	December 31, 2021
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$4,000	$4,230	$—	$4,193	$37
(2) Excludes $7 million of finance lease obligations and $29 million of unamortized discounts and deferred financing fees.
10.     OTHER LONG-TERM LIABILITIES

	March 31, 2022	December 31, 2021
Deferred compensation plans funded by rabbi trusts (Note 4)	$498	$543
Income taxes payable	294	281
Deferred income taxes (Note 11)	96	93
Guarantee liabilities (Note 12)	84	92
Self-insurance liabilities (Note 12)	68	66
Other	61	64
Total other long-term liabilities	$1,101	$1,139
11.    INCOME TAXES
The provision for income taxes for the three months ended March 31, 2022 was $2 million compared to the provision for income taxes of $186 million for the three months ended March 31, 2021. The decrease in our provision for income taxes for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily attributable to the impact of a non-cash expense to record a valuation allowance on U.S. federal and state deferred tax assets in the first quarter of 2021 as a result of entering into a three-year cumulative U.S. pre-tax loss position during the period.
We are subject to audits by federal, state, and foreign tax authorities. U.S. tax years 2009 through 2011 are before the U.S. Tax Court concerning the tax treatment of the loyalty program. The U.S. Tax Court trial proceedings occurred during April 2022, and the trial outcome is pending, subject to the U.S. Tax Court Judge's ruling. During the three months ended March 31, 2021, we received a Notice of Proposed Adjustment for tax years 2015 through 2017 related to the loyalty program issue. As a result, U.S. tax years 2009 through 2017 are pending the outcome of the issue currently in U.S. Tax Court. If the IRS' position to include loyalty program contributions as taxable income to the Company is upheld, it would result in an estimated income tax payment of $225 million (including $67 million of interest, net of federal tax benefit) for all assessed years. We believe we have an adequate uncertain tax liability recorded in connection with this matter.
At March 31, 2022 and December 31, 2021, total unrecognized tax benefits recorded in other long-term liabilities on our condensed consolidated balance sheets were $213 million and $205 million, respectively, of which $192 million and $186 million, respectively, would impact the effective tax rate if recognized. While it is reasonably possible that the amount of uncertain tax benefits associated with the U.S. treatment of the loyalty program could significantly change within the next 12 months, at this time, we are not able to estimate the range by which the reasonably possible outcomes of the pending litigation could impact our uncertain tax benefits within the next 12 months.
12.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety and other bonds, and letter of credit agreements.
We continue to review and evaluate the agreements acquired in the ALG Acquisition and the contractual obligations therein. Any identified contractual obligations could be material and may increase our liabilities assumed in the ALG Acquisition (see Note 6).
Commitments—At March 31, 2022, we are committed, under certain conditions, to lend, provide certain consideration to, or invest in, various business ventures up to $326 million, net of any related letters of credit.
Performance Guarantees—Certain of our contractual agreements with third-party hotel owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. At

March 31, 2022, our performance guarantees have $94 million of remaining maximum exposure and expire between 2022 and 2042.
At March 31, 2022 and December 31, 2021, we had $49 million and $52 million of total performance guarantee liabilities, respectively, which included $40 million and $41 million recorded in other long-term liabilities and $9 million and $11 million recorded in accrued expenses and other current liabilities, respectively, on our condensed consolidated balance sheets.
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At both March 31, 2022 and December 31, 2021, we had $7 million recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to these performance cure payments.
Debt Repayment Guarantees—We enter into various debt repayment guarantees in order to assist hotel owners and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Geographical region	Maximum potential future payments	Maximum exposure net of recoverability from third parties	Other long-term liabilities recorded at March 31, 2022	Other long-term liabilities recorded at December 31, 2021	Year of guarantee expiration
United States (1), (2)	$134	$51	$7	$10	various, through 2024
All foreign (1), (3)	215	205	37	41	various, through 2031
Total	$349	$256	$44	$51
(1) We have agreements with our unconsolidated hospitality venture partners or the respective hotel owners to recover certain amounts funded under the debt repayment guarantee; the recoverability mechanism may be in the form of cash or HTM debt security.
(2) Certain agreements give us the ability to assume control of the property if defined funding thresholds are met or if certain events occur.
(3) Certain debt repayment guarantees are denominated in Indian rupees and translated using exchange rates at March 31, 2022. We have the contractual right to recover amounts funded from an unconsolidated hospitality venture, which is a related party. We expect our maximum exposure to be approximately $97 million, taking into account our partner's 50% ownership interest in the unconsolidated hospitality venture. Under certain events or conditions, we have the right to force the sale of the properties in order to recover amounts funded.
At March 31, 2022, we are not aware, nor have we received any notification, that our unconsolidated hospitality ventures or hotel owners are not current on their debt service obligations where we have provided a debt repayment guarantee.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be approximately $84 million and $87 million at March 31, 2022 and December 31, 2021, respectively. Based on the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Insurance—We obtain commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property, cyber risk, and other miscellaneous coverages. A portion of the risk is retained on a self-insurance basis primarily through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance company to be paid within 12 months are $35 million and $34 million at March 31, 2022 and December 31, 2021, respectively, and are recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Reserves for losses in our captive insurance company to be paid in future periods are $68 million and $66 million at March 31, 2022 and December 31, 2021, respectively, and are recorded in other long-term liabilities on our condensed consolidated balance sheets.
Collective Bargaining Agreements—At March 31, 2022, approximately 22% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between various unions and us. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.

Surety and Other Bonds—Surety and other bonds issued on our behalf were $48 million at March 31, 2022 and primarily relate to workers' compensation, taxes, licenses, construction liens, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at March 31, 2022 were $281 million, which primarily relate to our ongoing operations, collateral for customer deposits associated with ALG Vacations, collateral for estimated insurance claims, and securitization of our performance under our debt repayment guarantees associated with the hotel properties in India, which are only called on if we default on our guarantees. Of the letters of credit outstanding, $4 million reduces the available capacity under our revolving credit facility (see Note 9).
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
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recorded a liability in connection with this matter. At March 31, 2022, our maximum exposure is not expected to exceed $18 million.

13.    EQUITY
Accumulated Other Comprehensive Loss

	Balance at January 1, 2022	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at March 31, 2022
Foreign currency translation adjustments	$(206)	$21	$—	$(185)
Unrealized losses on AFS debt securities	(1)	(7)	—	(8)
Unrecognized pension cost	(4)	(1)	(1)	(6)
Unrealized gains (losses) on derivative instruments (1)	(34)	—	2	(32)
Accumulated other comprehensive loss	$(245)	$13	$1	$(231)
(1) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense, net of insignificant tax impacts, related to the settlement of interest rate locks. We expect to reclassify $6 million of losses over the next 12 months.

	Balance at January 1, 2021	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at March 31, 2021
Foreign currency translation adjustments (2)	$(145)	$(24)	$(22)	$(191)
Unrealized gains (losses) on AFS debt securities	1	(1)	—	—
Unrecognized pension cost	(7)	—	—	(7)
Unrealized gains (losses) on derivative instruments (1)	(41)	—	2	(39)
Accumulated other comprehensive loss	$(192)	$(25)	$(20)	$(237)
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

	Three Months Ended March 31,
	2022	2021
SARs	$10	$9
RSUs	16	13
PSUs	2	6
Total	$28	$28
SARs—During the three months ended March 31, 2022, we granted 344,202 SARs to employees with a weighted-average grant date fair value of $37.71. During the three months ended March 31, 2021, we granted 396,889 SARs to employees with a weighted-average grant date fair value of $28.68.

RSUs—During the three months ended March 31, 2022, we granted 414,466 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $95.00. During the three months ended March 31, 2021, we granted 388,726 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $80.48.
PSUs—During the three months ended March 31, 2022, we did not grant any PSUs under our LTIP. During the three months ended March 31, 2021, we granted 153,256 PSUs to employees with a weighted-average grant date fair value of $82.02.
Our total unearned compensation for our stock-based compensation programs at March 31, 2022 was $4 million for SARs, $48 million for RSUs, and $13 million for PSUs, which will primarily be recognized in stock-based compensation expense over a weighted-average period of three years.
15.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Equity Method Investments—We have equity method investments in entities that own, operate, manage, or franchise properties for which we receive management, franchise, or license fees. We recognized $4 million and $1 million of fees during the three months ended March 31, 2022 and March 31, 2021, respectively. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 12) to these entities. During the three months ended March 31, 2022 and March 31, 2021, we recognized $2 million and $1 million of income related to these guarantees, respectively. At March 31, 2022 and December 31, 2021, we had $31 million and $29 million of net receivables due from these properties, respectively. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 50%.
Class B Share Conversion—During the three months ended March 31, 2022 and March 31, 2021, 635,522 and 800,169 shares of Class B common stock, respectively, were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. The shares of Class B common stock converted into shares of Class A common stock during the three months ended March 31, 2021 have been retired, and those converted into shares of Class A common stock during the three months ended March 31, 2022 will be retired subsequent to March 31, 2022, thereby reducing the shares of Class B common stock authorized and outstanding.
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
•Americas management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in the United States, Canada, the Caribbean, Mexico, Central America, and South America, as well as revenues from residential management operations. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These reimbursed costs relate primarily to payroll at managed properties where the Company is the employer, as well as costs associated with sales, reservations, digital and technology, digital media, and marketing services (collectively, "system-wide services") and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from the Company's owned and leased hotels and are eliminated in consolidation.
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
•Apple Leisure Group—This segment derives its earnings from distribution and destination management services offered through ALG Vacations; management and marketing services primarily for all-inclusive resorts within the AMR Collection located in Mexico, the Caribbean, Central America, and Europe; and through a paid membership program offering benefits exclusively at AMR Collection resorts within Mexico, the Caribbean, and Central America. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These reimbursed costs relate primarily to marketing services provided on behalf of owners of AMR Collection resorts.
Our CODM evaluates performance based on owned and leased hotels revenues; management, franchise, and other fees revenues; distribution and destination management revenues; other revenues; and Adjusted EBITDA. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus our pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA based on our ownership percentage of each owned and leased venture, adjusted to exclude interest expense; benefit (provision) for income taxes; depreciation and amortization; amortization of management and franchise agreement assets and performance cure payments, which constitute payments to customers ("Contra revenue"); revenues for the reimbursement of costs incurred on behalf of managed and franchised properties; costs incurred on behalf of managed and franchised properties that we intend to recover over the long term; equity earnings (losses) from unconsolidated hospitality ventures; stock-based compensation expense; gains (losses) on sales of real estate and other; asset impairments; and other income (loss), net.
The table below shows summarized consolidated financial information by segment. Included within corporate and other are results related to our co-branded credit card program and unallocated corporate expenses.

	Three Months Ended March 31,
	2022	2021
Owned and leased hotels
Owned and leased hotels revenues	$277	$107
Intersegment revenues (1)	6	3
Adjusted EBITDA	54	(29)
Depreciation and amortization	52	59
Americas management and franchising
Management, franchise, and other fees revenues	95	38
Contra revenue	(6)	(4)
Other revenues	38	17
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	461	227
Intersegment revenues (1)	9	3
Adjusted EBITDA	85	28
Depreciation and amortization	5	5
ASPAC management and franchising
Management, franchise, and other fees revenues	14	15
Contra revenue	(1)	(1)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	29	20
Adjusted EBITDA	5	5
Depreciation and amortization	—	1
EAME/SW Asia management and franchising
Management, franchise, and other fees revenues	15	7
Contra revenue	(2)	(3)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	21	13
Intersegment revenues (1)	1	—
Adjusted EBITDA	6	—
Apple Leisure Group
Management, franchise, and other fees revenues	30	—
Distribution and destination management revenues	246	—
Other revenues	34	—
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	29	—
Adjusted EBITDA	56	—
Depreciation and amortization	55	—
Corporate and other
Revenues	14	8
Intersegment revenues (1)	(1)	—
Adjusted EBITDA	(38)	(24)
Depreciation and amortization	7	9
Eliminations
Revenues (1)	(15)	(6)
Adjusted EBITDA	1	—
TOTAL
Revenues	$1,279	$438
Adjusted EBITDA	169	(20)
Depreciation and amortization	119	74
(1)Intersegment revenues are included in management, franchise, and other fees revenues, owned and leased hotels revenues, and other revenues and eliminated in Eliminations.

The table below provides a reconciliation of our net loss attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2022	2021
Net loss attributable to Hyatt Hotels Corporation	$(73)	$(304)
Interest expense	40	41
Provision for income taxes	2	186
Depreciation and amortization	119	74
EBITDA	88	(3)
Contra revenue	9	8
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(540)	(260)
Costs incurred on behalf of managed and franchised properties	556	277
Equity (earnings) losses from unconsolidated hospitality ventures	9	(54)
Stock-based compensation expense (Note 14)	28	28
Asset impairments	3	—
Other (income) loss, net (Note 18)	10	(12)
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	6	(4)
Adjusted EBITDA	$169	$(20)
17.    LOSSES PER SHARE
The calculation of basic and diluted losses per share, including a reconciliation of the numerator and denominator, is as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(73)	$(304)
Net loss attributable to noncontrolling interests	—	—
Net loss attributable to Hyatt Hotels Corporation	$(73)	$(304)
Denominator:
Basic weighted-average shares outstanding	110,172,487	101,525,935
Share-based compensation	—	—
Diluted weighted-average shares outstanding	110,172,487	101,525,935
Basic Losses Per Share:
Net loss	$(0.67)	$(2.99)
Net loss attributable to noncontrolling interests	—	—
Net loss attributable to Hyatt Hotels Corporation	$(0.67)	$(2.99)
Diluted Losses Per Share:
Net loss	$(0.67)	$(2.99)
Net loss attributable to noncontrolling interests	—	—
Net loss attributable to Hyatt Hotels Corporation	$(0.67)	$(2.99)

The computations of diluted net losses per share for the three months ended March 31, 2022 and March 31, 2021 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended March 31,
	2022	2021
SARs	1,655,500	1,342,600
RSUs	679,000	658,100
18.    OTHER INCOME (LOSS), NET

	Three Months Ended March 31,
	2022	2021
Unrealized gains (losses), net (Note 4)	$(10)	$8
Performance guarantee expense (Note 12)	(7)	(1)
Depreciation recovery	4	4
Interest income	6	6
Other, net	(3)	(5)
Other income (loss), net	$(10)	$12

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, and financial performance; the impact of the COVID-19 pandemic and pace of recovery; the amount by which the Company intends to reduce its real estate asset base and the anticipated timeframe for such asset dispositions; and prospective or future events. Forward-looking statements involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the SEC, including our Annual Report on Form 10-K; risks associated with the acquisition of Apple Leisure Group, including the related incurrence of additional material indebtedness; our ability to realize the anticipated benefits of the acquisition of Apple Leisure Group as rapidly or to the extent anticipated, including successful integration of the Apple Leisure Group business; the duration and severity of the COVID-19 pandemic and the pace of recovery following the pandemic, any additional resurgence, or COVID-19 variants; the short and long-term effects of the COVID-19 pandemic, including on the demand for travel, transient and group business, and levels of consumer confidence; the impact of the COVID-19 pandemic, any additional resurgence, or COVID-19 variants, and the impact of actions that governments, businesses, and individuals take in response, on global and regional economies, travel limitations or bans, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; the broad distribution and efficacy of COVID-19 vaccines and treatments, wide acceptance by the general population of such vaccines, and the availability, use, and effectiveness of COVID-19 testing, including at-home testing kits; the ability of third-party owners, franchisees, or hospitality venture partners to successfully navigate the impacts of the COVID-19 pandemic, any additional resurgence, or COVID-19 variants; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; global supply chain constraints and interruptions, rising costs of construction-related labor and materials, and increases in costs due to inflation or other factors that may not be fully offset by increases in revenues in our business; risks affecting the luxury, resort, and all-inclusive lodging segments; levels of spending in business, leisure, and group segments as well as consumer confidence; declines in occupancy and average daily rate ("ADR"); limited visibility with respect to future bookings; loss of key personnel; domestic and international political and geo-political conditions, including political or civil unrest or changes in trade policy; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases, or fear of such outbreaks; our ability to successfully achieve certain levels of operating profits at hotels that have performance tests or guarantees in favor of our third-party owners; the impact of hotel renovations and redevelopments; risks associated with our capital allocation plans, share repurchase program, and dividend payments, including a reduction in, or elimination or suspension of, repurchase activity or dividend payments; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with colleagues and labor unions and changes in labor laws; the financial condition of, and our relationships with, third-party property owners, franchisees, and hospitality venture partners; the possible inability of third-party owners, franchisees, or development partners to access the capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and the introduction of new brand concepts; the timing of acquisitions and dispositions and our ability to successfully integrate completed acquisitions with existing operations; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); our ability to successfully execute on our strategy to expand our management and franchising business while at the same time reducing our real estate asset base within targeted timeframes and at expected values; declines in the value of our real estate assets; unforeseen terminations of our management or franchise agreements; changes in federal, state, local, or foreign tax law; increases in interest rates, wages, and other operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, including as a result of the COVID-19 pandemic, industry consolidation, and the markets where we operate; our ability to successfully grow the World of Hyatt loyalty program and Unlimited

Vacation Club paid membership program; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business.
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
Executive Overview
Our portfolio of properties consists of full service hotels, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential, vacation ownership, and condominium units.
At March 31, 2022, our hotel portfolio consisted of 1,172 hotels (286,394 rooms), including:
•444 managed properties (134,247 rooms), all of which we operate under management and hotel services agreements with third-party property owners;
•547 franchised properties (91,617 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;
•28 owned properties (12,113 rooms), 1 finance leased property (171 rooms), and 5 operating leased properties (1,965 rooms), all of which we manage;
•22 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (8,039 rooms);
•12 franchised properties (2,090 rooms) that are operated by an unconsolidated hospitality venture in connection with a master license agreement by Hyatt, 4 of these properties (894 rooms) are leased by the unconsolidated hospitality venture; and
•111 all-inclusive resorts (36,152 rooms), including 98 owned by a third party (31,650 rooms), 9 owned by a third party in which we hold common shares (3,591 rooms), and 4 leased properties (911 rooms).
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
Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotels or licensed by third parties. We also offer travel distribution and destination management services through ALG Vacations and offer a paid membership program through Unlimited Vacation Club.
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
•Americas management and franchising ("Americas"), which consists of our management and franchising of properties, including all-inclusive resorts under the Hyatt Ziva and Hyatt Zilara brand names, located in the United States, Canada, the Caribbean, Mexico, Central America, and South America, as well as our residential management operations;
•ASPAC management and franchising ("ASPAC"), which consists of our management and franchising of properties located in Southeast Asia, Greater China, Australia, New Zealand, South Korea, Japan, and Micronesia;
•EAME/SW Asia management and franchising ("EAME/SW Asia"), which consists of our management and franchising of properties located in Europe, Africa, the Middle East, India, Central Asia, and Nepal; and
•Apple Leisure Group, which consists of distribution and destination management services offered through ALG Vacations; management and marketing of primarily all-inclusive resorts within the AMR Collection in Mexico, the Caribbean, Central America, and Europe; and the Unlimited Vacation Club paid membership program which offers benefits exclusively at AMR Collection resorts within Mexico, the Caribbean, and Central America.
Within corporate and other, we include the results from our co-branded credit card program and unallocated corporate expenses. See Part I, Item 1 "Financial Statements—Note 16 to the Condensed Consolidated Financial Statements" for further discussion of our segment structure.
Recent Developments
COVID-19 Pandemic
We are encouraged by the continued global recovery from the COVID-19 pandemic, which is being led by robust leisure demand and growing momentum in group and business transient travel. In January 2022, the spread of the COVID-19 Omicron variant negatively impacted demand for travel and hospitality services. In February, March, and into the second quarter of 2022, we experienced significant improvement in demand in several key markets. However, we acknowledge that demand may be varied and uneven as the recovery continues to progress. Factors such as the spread of new COVID-19 variants, travel bans or restrictions in certain markets, such as the current situation in Greater China, certain labor and supply chain challenges, and increases in costs due to inflation or other factors may continue to impact our financial results for a period of time that we are currently unable to predict.
Russian Invasion of Ukraine
In February 2022, Russia commenced a military invasion of Ukraine, and the ongoing invasion and subsequent financial and economic sanctions have increased global political and economic uncertainty. While this conflict has affected our operations in Ukraine and Russia, our financial results for the three months ended March 31, 2022 were not materially affected by this conflict, as hotels in these countries represented less than 1% of our total managed and franchised hotels and, for the year ended December 31, 2021, contributed less than 1% of total management and franchise fee revenues.
Overview of Financial Results
For the quarter ended March 31, 2022, we reported net loss attributable to Hyatt Hotels Corporation of $73 million, compared to a net loss attributable to Hyatt Hotels Corporation of $304 million for the quarter ended March 31, 2021, representing an improvement of $231 million. The increase was primarily driven by improved operating performance and decreased tax expense.

Consolidated revenues increased $841 million, or 191.9%, during the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021, driven by continued recovery in operating performance, as compared to the prior year, as well as the acquisition of ALG, which contributed $339 million of total revenues.
Our consolidated Adjusted EBITDA for the quarter ended March 31, 2022 increased $189 million, compared to the first quarter of 2021, driven by the aforementioned increases in revenues due to the ongoing recovery from the prior year impacts of the COVID-19 pandemic. The increase in Adjusted EBITDA was primarily driven by our owned and leased hotels segment and Americas management and franchising segment, which increased $83 million and $57 million, respectively, for the quarter ended March 31, 2022, compared to the same period in the prior year. During the quarter ended March 31, 2022, our consolidated Adjusted EBITDA also included $56 million from the Apple Leisure Group segment. See "—Segment Results" for further discussion. See "—Non-GAAP Measures" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA.
Hotel Chain Revenue per Available Room ("RevPAR") Statistics.

		RevPAR
		Three Months Ended March 31,
(Comparable locations)	Number of comparable hotels (1)	2022	vs. 2021 (in constant $)
System-wide hotels	933	$94	107.2%
Owned and leased hotels	31	$144	217.4%
Americas full service hotels	221	$123	181.7%
Americas select service hotels	436	$83	74.3%
ASPAC full service hotels	121	$64	16.7%
ASPAC select service hotels	33	$32	(6.0)%
EAME/SW Asia full service hotels	102	$89	152.3%
EAME/SW Asia select service hotels	20	$52	91.9%
(1) The number of comparable hotels presented above includes owned and leased hotels.
System-wide RevPAR increased 107.2% during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, driven by increased demand and ADR, with the exception of ASPAC select service hotels, due to the continued recovery from the COVID-19 pandemic. See "—Segment Results" for discussion of RevPAR by segment.
Strength in leisure demand continues to lead the recovery, with the first quarter of 2022 being the second consecutive quarter with leisure transient rooms revenues exceeding 2019 levels. Our comparable system-wide hotels RevPAR of $94 for the quarter ended March 31, 2022 represents significant improvement compared to the quarter ended March 31, 2021, but remains below pre-COVID-19 pandemic levels of previously reported system-wide hotels RevPAR of $132 for the three months ended March 31, 2019.
We have also experienced growing momentum in group travel, which is at the highest levels since the start of the COVID-19 pandemic, and in business transient demand, which is continuing to improve. We have seen group bookings production increase compared to 2021 at our Americas full service managed hotels, including owned and leased hotels, and in March 2022, net bookings for the current year surpassed 2019 levels for the first time since the onset of the COVID-19 pandemic.

Results of Operations
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Discussion on Consolidated Results
For additional information regarding our consolidated results, refer to our condensed consolidated statements of income (loss) included in this quarterly report. During the three months ended March 31, 2022, consolidated results improved significantly in most markets, compared to the three months ended March 31, 2021, which were negatively impacted by the COVID-19 pandemic. The three months ended March 31, 2022 also benefited from the ALG Acquisition, which closed on November 1, 2021. See "—Segment Results" for further discussion.
The impact from our investments in marketable securities held to fund our deferred compensation plans through rabbi trusts was recognized on the following financial statement line items and had no impact on net loss: revenues for the reimbursement of costs incurred on behalf of managed and franchised properties; owned and leased hotels expenses; selling, general, and administrative expenses; costs incurred on behalf of managed and franchised properties; and net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
Owned and leased hotels revenues.

	Three Months Ended March 31,
	2022	2021	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$258	$83	$175	212.1%	$—
Non-comparable owned and leased hotels revenues	13	21	(8)	(40.6)%	—
Total owned and leased hotels revenues	$271	$104	$167	160.7%	$—
Comparable owned and leased hotels revenues increased during the three months ended March 31, 2022, compared to the same period in the prior year, driven by increased demand and ADR in 2022 due to the ongoing recovery from the COVID-19 pandemic.
Management, franchise, and other fees revenues.

	Three Months Ended March 31,
	2022	2021	Better / (Worse)
Base management fees	$60	$24	$36	150.0%
Incentive management fees	40	8	32	420.5%
Franchise fees	35	17	18	106.0%
Management and franchise fees	135	49	86	177.0%
Other fees revenues	19	14	5	35.2%
Management, franchise, and other fees	$154	$63	$91	145.8%

	Three Months Ended March 31,
	2022	2021	Better / (Worse)
Management, franchise, and other fees	$154	$63	$91	145.8%
Contra revenue	(9)	(8)	(1)	(7.1)%
Net management, franchise, and other fees	$145	$55	$90	166.4%
The increase in management and franchise fees during the three months ended March 31, 2022, compared to the same period in the prior year, was primarily due to increased demand and ADR in 2022 due to the ongoing recovery from the COVID-19 pandemic as well as portfolio growth. Additionally, during the three months ended March 31, 2022, ALG management fees were $27 million.
Other fees revenues increased for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily driven by fees from marketing services provided by ALG and increased license fees related to our co-branded credit card program.

Distribution and destination management revenues. Distribution and destination management revenues related to ALG Vacations were $246 million for the three months ended March 31, 2022.
Other revenues. During the three months ended March 31, 2022, other revenues increased $58 million, compared to the three months ended March 31, 2021, primarily driven by the Unlimited Vacation Club paid membership program during the three months ended March 31, 2022 and the negative impact of the COVID-19 pandemic on our residential management operations in 2021.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Three Months Ended March 31,
	2022	2021	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$540	$260	$280	107.7%
Less: rabbi trust impact	15	(5)	20	387.1%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$555	$255	$300	117.5%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties increased during the three months ended March 31, 2022, compared to the same period in the prior year, primarily driven by higher reimbursements for payroll and related expenses at managed properties where we are the employer and costs related to system-wide services provided to managed and franchised properties due to increased hotel operations and performance as a result of the ongoing recovery from the COVID-19 pandemic.
The increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, included a $20 million decrease in marketable securities held to fund our deferred compensation plans through rabbi trusts due to a decline in market performance.
Owned and leased hotels expenses.

	Three Months Ended March 31,
	2022	2021	Better / (Worse)
Comparable owned and leased hotels expenses	$189	$95	$(94)	(96.4)%
Non-comparable owned and leased hotels expenses	24	27	3	8.6%
Rabbi trust impact	(3)	2	5	309.1%
Total owned and leased hotels expenses	$210	$124	$(86)	(68.6)%
The increase in comparable owned and leased hotels expenses during the three months ended March 31, 2022, compared to the same period in the prior year, was primarily due to higher variable expenses driven by increased demand in 2022 due to the ongoing recovery from the COVID-19 pandemic.
Distribution and destination management expenses. Distribution and destination management expenses related to ALG Vacations were $194 million for the three months ended March 31, 2022.
Depreciation and amortization expenses. Depreciation and amortization expenses increased $45 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily driven by amortization of intangible assets acquired in the ALG Acquisition.
Other direct costs.  During the three months ended March 31, 2022, other direct costs increased $44 million, compared to the same period in the prior year, primarily driven by the Unlimited Vacation Club paid membership program during the three months ended March 31, 2022 and the negative impact of the COVID-19 pandemic on our residential management operations in 2021.

Selling, general, and administrative expenses.

	Three Months Ended March 31,
	2022	2021	Change
Selling, general, and administrative expenses	$111	$95	$16	16.8%
Less: rabbi trust impact	28	(10)	38	373.8%
Less: stock-based compensation expense	(28)	(28)	—	3.2%
Adjusted selling, general, and administrative expenses	$111	$57	$54	96.3%
Selling, general, and administrative expenses increased during the three months ended March 31, 2022, compared to the same period in the prior year, driven by costs from the ALG businesses, inclusive of $7 million of integration-related costs, partially offset by a decline in market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts.
Adjusted selling, general, and administrative expenses exclude the impact of deferred compensation plans funded through rabbi trusts and stock-based compensation expense. Adjusted selling, general, and administrative expenses, as we define it, is a non-GAAP measure. See "—Non-GAAP Measures" for further discussion of Adjusted selling, general, and administrative expenses.
Costs incurred on behalf of managed and franchised properties.

	Three Months Ended March 31,
	2022	2021	Change
Costs incurred on behalf of managed and franchised properties	$556	$277	$279	100.9%
Less: rabbi trust impact	15	(5)	20	387.1%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$571	$272	$299	110.0%
Costs incurred on behalf of managed and franchised properties increased during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily driven by increased payroll and related expenses at managed properties where we are the employer and expenses related to system-wide services provided to managed and franchised properties due to improved hotel operating performance as a result of the ongoing recovery from the COVID-19 pandemic.
The increase during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, included a $20 million decrease in the value of the marketable securities held to fund our deferred compensation plans through rabbi trusts due to a decline in market performance.
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended March 31,
	2022	2021	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$(28)	$10	$(38)	(373.8)%
Rabbi trust impact allocated to owned and leased hotels expenses	(3)	2	(5)	(309.1)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$(31)	$12	$(43)	(364.8)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts decreased during the three months ended March 31, 2022, compared to the same period in the prior year, driven by the performance of the underlying invested assets.

Equity earnings (losses) from unconsolidated hospitality ventures.

	Three Months Ended March 31,
	2022	2021	Better / (Worse)
Hyatt's share of unconsolidated hospitality ventures net losses excluding foreign currency	$(11)	$(20)	$9
Net gains from sales activity related to unconsolidated hospitality ventures (Note 4)	—	69	(69)
Hyatt's share of unconsolidated hospitality ventures foreign currency net gains	—	4	(4)
Other	2	1	1
Equity earnings (losses) from unconsolidated hospitality ventures	$(9)	$54	$(63)
Other income (loss), net.   Other income (loss), net decreased $22 million during the three months ended March 31, 2022, compared to the same period in the prior year. See Part I, Item 1 "Financial Statements—Note 18 to the Condensed Consolidated Financial Statements" for additional information.
Provision for income taxes.

	Three Months Ended March 31,
	2022	2021	Change
Loss before income taxes	$(71)	$(118)	$47	40.3%
Provision for income taxes	(2)	(186)	184	98.6%
Effective tax rate	(3.7)%	(156.6)%		152.9%
The decrease in provision for income taxes during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily driven by a non-cash expense to recognize a full valuation allowance on U.S. federal and state deferred tax assets in 2021. See Part I, Item 1 "Financial Statements—Note 11 to the Condensed Consolidated Financial Statements."
Segment Results
As described in Part I, Item 1 "Financial Statements—Note 16 to the Condensed Consolidated Financial Statements," we evaluate segment operating performance using owned and leased hotels revenues; management, franchise, and other fees revenues; distribution and destination management revenues; and Adjusted EBITDA.
During the three months ended March 31, 2022, our segment revenues, comparable RevPAR, and Adjusted EBITDA improved significantly in most markets, compared to the three months ended March 31, 2021, which were negatively impacted by the COVID-19 pandemic.
Owned and leased hotels segment revenues.

	Three Months Ended March 31,
	2022	2021	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$264	$86	$178	209.1%	$—
Non-comparable owned and leased hotels revenues	13	21	(8)	(40.6)%	—
Total segment revenues	$277	$107	$170	159.7%	$—
Comparable owned and leased hotels revenues increased during the three months ended March 31, 2022, compared to the same period in the prior year, driven by increased demand and ADR in 2022 due to the ongoing recovery from the COVID-19 pandemic.
Non-comparable owned and leased hotels revenues decreased during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily driven by dispositions in 2021, partially offset by the re-opening of an owned hotel that was closed for an extended period in 2021 and the purchase of the remaining 50% interest in the entities that own Grand Hyatt São Paulo during the three months ended March 31, 2021.

	Three Months Ended March 31,
	RevPAR		Occupancy		ADR
	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
Comparable owned and leased hotels	$144	217.4%	55.0%	27.8% pts	$261	56.8%
The increase in RevPAR at our comparable owned and leased hotels during the three months ended March 31, 2022, compared to the same period in the prior year, was due to continued recovery from the COVID-19 pandemic, primarily driven by improved leisure transient demand and ADR across various markets in the United States as well as growing momentum in group and business transient travel.
During the three months ended March 31, 2022, we removed one property from the comparable owned and leased hotels results as the property is undergoing a significant renovation.
Owned and leased hotels segment Adjusted EBITDA.

	Three Months Ended March 31,
	2022	2021	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$48	$(25)	$73	292.1%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	6	(4)	10	263.6%
Segment Adjusted EBITDA	$54	$(29)	$83	288.4%
The increase in Adjusted EBITDA at our owned and leased hotels for the three months ended March 31, 2022, compared to the same period in the prior year, was primarily driven by the $178 million increase in comparable owned and leased hotels revenues, partially offset by an increase in comparable owned and leased hotels expenses due to higher variable expenses incurred resulting from higher demand in 2022 related to the ongoing recovery from the COVID-19 pandemic.
Our pro rata share of Adjusted EBITDA from our unconsolidated hospitality ventures increased during the three months ended March 31, 2022, compared to the same period in 2021, primarily driven by the increased demand during 2022 due to continued recovery from the COVID-19 pandemic.
Americas management and franchising segment revenues.

	Three Months Ended March 31,
	2022	2021	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$95	$38	$57	147.8%
Contra revenue	(6)	(4)	(2)	(22.8)%
Other revenues	38	17	21	114.2%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	461	227	234	102.9%
Total segment revenues	$588	$278	$310	111.1%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
The increase in management, franchise, and other fees for the three months ended March 31, 2022, compared to the same period in the prior year, was driven by an increase in management and franchise fees due to the continued recovery from the COVID-19 pandemic, which was led by certain markets in the United States, particularly leisure destinations.
The increase in other revenues for the three months ended March 31, 2022, compared to the same period in the prior year, was driven by our residential management business due to continued recovery from the COVID-19 pandemic.

	Three Months Ended March 31,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
Americas full service	$123	181.7%	51.5%	25.3% pts	$240	43.3%
Americas select service	$83	74.3%	61.4%	13.7% pts	$135	35.4%
The RevPAR increases at our comparable system-wide full service and select service hotels during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, were primarily driven by leisure transient business as well as increased demand from group and business travel, due to continued recovery from the COVID-19 pandemic.
During the three months ended March 31, 2022, two properties were removed from the comparable Americas full service system-wide hotel results as one property left the hotel portfolio and one property is undergoing a significant renovation. During the three months ended March 31, 2022, one property left the hotel portfolio and was removed from the comparable Americas select service system-wide hotel results.
Americas management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
	2022	2021	Better / (Worse)
Segment Adjusted EBITDA	$85	$28	$57	205.6%
The increase in Adjusted EBITDA during the three months ended March 31, 2022, compared to the same period in the prior year, was primarily driven by the increase in management and franchise fees.
ASPAC management and franchising segment revenues.

	Three Months Ended March 31,
	2022	2021	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$14	$15	$(1)	(1.3)%
Contra revenue	(1)	(1)	—	(16.8)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	29	20	9	43.3%
Total segment revenues	$42	$34	$8	24.5%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
The decrease in management, franchise, and other fees for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was driven by a decrease in management fees in Greater China due to a resurgence of COVID-19 cases, which led to additional restrictions in certain markets, including Shanghai. The decrease for the three months ended March 31, 2022, compared to the same period in the prior year, was partially offset by increased management fees driven by improved demand in certain markets.

	Three Months Ended March 31,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
ASPAC full service	$64	16.7%	37.4%	1.3% pts	$170	12.4%
ASPAC select service	$32	(6.0)%	44.8%	(6.4)% pts	$72	7.4%
Comparable full service RevPAR increased for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily driven by increased demand in Northeast and Southeast Asia, partially offset by the aforementioned decreased demand within Greater China.

Comparable select service RevPAR decreased for the three months ended March 31, 2022, compared to the same period in the prior year, primarily driven by decreased demand in Greater China.
During the three months ended March 31, 2022, no properties were removed from the comparable ASPAC full service and select service system-wide hotel results.
ASPAC management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
	2022	2021	Better / (Worse)
Segment Adjusted EBITDA	$5	$5	$—	(4.2)%
EAME/SW Asia management and franchising segment revenues.

	Three Months Ended March 31,
	2022	2021	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$15	$7	$8	124.9%
Contra revenue	(2)	(3)	1	26.0%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	21	13	8	60.5%
Total segment revenues	$34	$17	$17	100.7%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
The increase in management, franchise, and other fees during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was driven by increases in base and incentive management fees across certain markets in the Middle East and Europe primarily due to the continued recovery from the COVID-19 pandemic.

	Three Months Ended March 31,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
EAME/SW Asia full service	$89	152.3%	48.4%	18.7% pts	$184	55.0%
EAME/SW Asia select service	$52	91.9%	56.0%	12.6% pts	$93	48.8%
Comparable system-wide hotels RevPAR increased during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to increased demand driven by certain leisure destinations in Europe and the Middle East due to the continued recovery from the COVID-19 pandemic. During the three months ended March 31, 2022, the Middle East also benefited from the Dubai Expo, a six-month event that concluded at the end of March.
During the three months ended March 31, 2022, two properties were removed from the comparable EAME/SW Asia full service system-wide hotel results as one property left the hotel portfolio and one property was closed for an extended period. During the three months ended March 31, 2022, one property was removed from the comparable EAME/SW Asia select service system-wide hotel results as it converted from franchised to managed.
EAME/SW Asia management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
	2022	2021	Better / (Worse)
Segment Adjusted EBITDA	$6	$—	$6	NM
During the three months ended March 31, 2022, compared to the three months ended March 31, 2021, Adjusted EBITDA increased primarily due to the increase in management, franchise, and other fees revenues.

Apple Leisure Group segment revenues.
We acquired ALG on November 1, 2021, and as a result, our 2022 results include the benefit of ALG operations. During the three months ended March 31, 2022, revenues totaled $339 million, primarily driven by $246 million of distribution and destination management revenues, $34 million of other revenues, and $30 million of management, franchise, and other fees revenues. Revenues steadily improved each month during the three months ended March 31, 2022, primarily due to improved demand for leisure travel. Management, franchise, and other fees revenues reflect $214 and $71 of Net Package RevPAR for AMR Collection resorts in the Americas, including Mexico, the Caribbean, and Central America, and Europe, respectively.
Apple Leisure Group segment Adjusted EBITDA.
For the three months ended March 31, 2022, Adjusted EBITDA was $56 million. The sale of new Unlimited Vacation Club membership contracts increased contract liabilities and deferred cost assets by $49 million and $25 million, respectively, resulting in $24 million of Net Deferrals, which will increase revenues and expenses recognized over the estimated membership period. During the same period, Net Financed Contracts increased $7 million.
Corporate and other.

	Three Months Ended March 31,
	2022	2021	Better / (Worse)
Revenues	$14	$8	$6	68.4%
Adjusted EBITDA	$(38)	$(24)	$(14)	(54.1)%
Revenues increased during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, driven by increased revenues related to our co-branded credit card program.
Adjusted EBITDA decreased during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily driven by increases in certain selling, general, administrative expenses, including $7 million of integration-related costs associated with the ALG Acquisition and increases in payroll and related costs due to increased headcount.

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
Our board of directors and executive management team focus on Adjusted EBITDA as one of the key performance and compensation measures both on a segment and on a consolidated basis. Adjusted EBITDA assists us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operations both on a segment and on a consolidated basis. Our President and Chief Executive Officer, who is our CODM, also evaluates the performance of each of our reportable segments and determines how to allocate resources to those segments, in part, by assessing the Adjusted EBITDA of each segment. In addition, the compensation committee of our board of directors determines the annual variable compensation for certain members of our management based in part on consolidated Adjusted EBITDA, segment Adjusted EBITDA, or some combination of both.
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
Comparable hotels
"Comparable system-wide hotels" represents all properties we manage or franchise, including owned and leased properties, that are operated for the entirety of the periods being compared and that have not sustained substantial damage, business interruption, or undergone large scale renovations during the periods being compared or for which comparable results are not available. Hotels that suspended operations due to the COVID-19 pandemic and have not yet re-opened are no longer included in our definition of comparable system-wide hotels. We may use variations of comparable system-wide hotels to specifically refer to comparable system-wide Americas full service hotels, including our wellness resorts, our select service hotels, or our all-inclusive resorts, for those properties that we manage or franchise within the Americas management and franchising segment, comparable system-wide ASPAC full service or select service hotels for those properties we manage or franchise within the ASPAC management and franchising segment, or comparable system-wide EAME/SW Asia full service or select service hotels for those properties that we manage or franchise within the EAME/SW Asia management and franchising segment. "Comparable owned and leased hotels" represents all properties we own or lease that are operated and consolidated for the entirety of the periods being compared and have not sustained substantial damage, business interruption, or undergone large scale renovations during the periods being compared or for which comparable results are not available. Comparable system-wide hotels and comparable owned and leased hotels are commonly used as a basis of measurement in our industry. "Non-comparable system-wide hotels" or "non-comparable owned and leased hotels" represent all hotels that do not meet the respective definition of "comparable" as defined above.
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

Net Financed Contracts
Net Financed Contracts represent Unlimited Vacation Club contracts signed during the period for which an initial cash down payment has been received and the remaining balance is contractually due in monthly installments over an average term of less than 4 years. The Net Financed Contract balance is calculated as the unpaid portion of membership contracts reduced by expenses related to fulfilling the membership program contracts and further reduced by an allowance for future estimated uncollectible installments. Net Financed Contract balances are not reported on our condensed consolidated balance sheets as our right to collect future installments is conditional on our ability to provide continuous access to member benefits at AMR Collection resorts over the contract term, and the associated expenses to fulfill the membership contracts become liabilities of the Company only after the installments are collected. We believe Net Financed Contracts is useful to investors as it represents an estimate of future cash flows due in accordance with contracts signed in the current period. At March 31, 2022, the Net Financed Contract balance not recorded on our condensed consolidated balance sheet was $140 million.
Net Deferrals
Net Deferrals represent the change in contract liabilities associated with the Unlimited Vacation Club membership contracts less the change in deferred cost assets associated with the contracts. The contract liabilities and deferred cost assets are recognized as revenue and expense, respectively, on our condensed consolidated statements of income (loss) over the customer life, which ranges from 3 to 25 years.
The table below provides a reconciliation of our net loss attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2022	2021	Change
Net loss attributable to Hyatt Hotels Corporation	$(73)	$(304)	$231	75.9%
Interest expense	40	41	(1)	(3.6)%
Provision for income taxes	2	186	(184)	(98.6)%
Depreciation and amortization	119	74	45	61.9%
EBITDA	88	(3)	91	NM
Contra revenue	9	8	1	7.1%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(540)	(260)	(280)	(107.7)%
Costs incurred on behalf of managed and franchised properties	556	277	279	100.9%
Equity (earnings) losses from unconsolidated hospitality ventures	9	(54)	63	117.6%
Stock-based compensation expense	28	28	—	(3.2)%
Asset impairments	3	—	3	NM
Other (income) loss, net	10	(12)	22	179.9%
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	6	(4)	10	263.6%
Adjusted EBITDA	$169	$(20)	$189	947.5%
Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments, and cash generated from our operations. As part of our long-term business strategy, we use net proceeds from dispositions to pay down debt, support new investment opportunities, including acquisitions, as well as return capital to our shareholders when appropriate. If we deem it necessary, we borrow cash under our revolving credit facility or from other third-party sources and raise funds by issuing debt or equity securities. We maintain a cash investment policy that emphasizes the preservation of capital.

We expect to successfully execute our commitment announced in August of 2021 to realize $2.0 billion of proceeds from the disposition of owned assets by the end of 2024. At May 10, 2022, we have realized $584 million of proceeds from the disposition of owned assets as part of this commitment.
We may, from time to time, seek to retire or purchase our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. Such repurchases or exchanges, if any, will depend on prevailing market conditions, restrictions in our existing or future financing arrangements, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. During the quarter ended March 31, 2022, there were no returns of capital to our shareholders through share repurchases, and there was no dividend payment.
We believe that our cash position, short-term investments, and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives in both the short term and long term.
Recent Transactions Affecting our Liquidity and Capital Resources
During the three months ended March 31, 2022 and March 31, 2021, various transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Three Months Ended March 31,
	2022	2021
Cash provided by (used in):
Operating activities	$180	$(91)
Investing activities	(110)	(31)
Financing activities	(14)	(14)
Effect of exchange rate changes on cash	5	5
Cash, cash equivalents, and restricted cash reclassified to assets held for sale	(7)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$54	$(131)
Cash Flows from Operating Activities
Cash provided by (used in) operating activities increased $271 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to improved performance across the portfolio driven by continued recovery from the COVID-19 pandemic. Cash provided by operating activities in 2022 also includes increased working capital driven by ALG's performance due to significant booking demand within ALG Vacations.
Cash Flows from Investing Activities
During the three months ended March 31, 2022:
•We invested $43 million in capital expenditures (see "—Capital Expenditures").
•We paid $39 million related to the ALG Acquisition for amounts due back to the seller for purchase price adjustments.
•We invested $32 million in net purchases of marketable securities and short-term investments.
During the three months ended March 31, 2021:
•We purchased our partner's interest in the entities that own Grand Hyatt São Paulo for $6 million of cash, and we repaid the $78 million third-party mortgage loan on the property.
•We invested $19 million in capital expenditures (see "—Capital Expenditures").
•We invested $16 million in unconsolidated hospitality ventures.

•We received $100 million in net proceeds of marketable securities and short-term investments.
Cash Flows from Financing Activities
During the three months ended March 31, 2022 and March 31, 2021, we did not have any significant financing activities.
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

	March 31, 2022	December 31, 2021
Consolidated debt (1), (2)	$3,821	$3,978
Stockholders' equity	3,521	3,563
Total capital	7,342	7,541
Total debt to total capital	52.0%	52.8%
Consolidated debt (1), (2)	3,821	3,978
Less: cash and cash equivalents and short-term investments	(1,305)	(1,187)
Net consolidated debt	$2,516	$2,791
Net debt to total capital	34.3%	37.0%
(1) Excludes approximately $593 million and $581 million of our share of unconsolidated hospitality venture indebtedness at March 31, 2022 and December 31, 2021, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
(2) Excludes $164 million of debt, net of $4 million of unamortized discounts, related to Grand Hyatt San Antonio River Walk, which was classified as held for sale at March 31, 2022 (see Note 6).
Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance and technology, enhancements to existing properties, and other. We have been, and will continue to be, disciplined with respect to our capital spending, taking into account our cash flow from operations.

	Three Months Ended March 31,
	2022	2021
Enhancements to existing properties	$21	$9
Maintenance and technology	19	10
Other	3	—
Total capital expenditures	$43	$19
Total capital expenditures for the three months ended March 31, 2022, include $7 million related to ALG. Excluding ALG, our capital expenditures continue to be below pre-COVID-19 pandemic levels.

Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at March 31, 2022, as described in Part I, Item 1 "Financial Statements—Note 9 to the Condensed Consolidated Financial Statements." Interest on the Senior Notes is payable semi-annually or quarterly.

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
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at March 31, 2022.
Revolving Credit Facility
The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions. At both March 31, 2022 and December 31, 2021, we had no balance outstanding. See Part I, Item 1 "Financial Statements—Note 9 to the Condensed Consolidated Financial Statements."
We are in compliance with all applicable covenants under the revolving credit facility at March 31, 2022.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $277 million and $276 million in letters of credit issued directly with financial institutions outstanding at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, these letters of credit had weighted-average fees of approximately 157 basis points and typically have maturity dates of up to one year.
Critical Accounting Policies and Estimates
Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have disclosed those estimates that we believe are critical and require complex judgment in their application in our 2021 Form 10-K. Since the date of our 2021 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk, primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At March 31, 2022, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. We enter into interest rate derivative transactions from time to time, including interest rate swaps and interest rate locks, in order to maintain a level of exposure to interest rate variability that we deem acceptable. At both March 31, 2022 and December 31, 2021, we did not hold any interest rate swap contracts or have outstanding interest rate locks.
The following table sets forth the contractual maturities and the total fair values at March 31, 2022 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2022	2023	2024	2025	2026	Thereafter	Total carrying amount (1)	Total fair value (1)
Fixed-rate debt	$—	$1,051	$750	$450	$400	$850	$3,501	$3,542
Average interest rate (2)							3.47%
Floating-rate debt (3)	$3	$304	$4	$4	$4	$16	$335	$342
Average interest rate (2)							1.87%
(1) Excludes $164 million of debt classified as held for sale, net of $4 million of unamortized discounts (see Note 6), $7 million of finance lease obligations, and $22 million of unamortized discounts and deferred financing fees.
(2) Average interest rate at March 31, 2022.
(3) Includes Grand Hyatt Rio de Janeiro construction loan which had a 8.07% interest rate at March 31, 2022.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, were $180 million and $184 million at March 31, 2022 and December 31, 2021, respectively.
We intend to offset the gains and losses related to our third-party debt and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on our annual net income (loss). Our exposure to market risk has not materially changed from what we previously disclosed in our 2021 Form 10-K.
For the three months ended March 31, 2022 and March 31, 2021, the effects of these derivative instruments resulted in $5 million of net gains and $3 million of net losses, respectively, recognized in other income (loss), net on our condensed consolidated statements of income (loss). We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect to our net income (loss). At both March 31, 2022 and December 31, 2021, we had insignificant assets recorded in prepaids and other assets on our condensed consolidated balance sheets related to derivative instruments.

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
Changes in Internal Control Over Financial Reporting.
We are in the process of integrating Apple Leisure Group into our internal control over financial reporting processes.
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
See Part I, Item 1, "Financial Statements—Note 11 and Note 12 to our Consolidated Financial Statements" for more information related to tax and legal contingencies.
Item 1A. Risk Factors.
We are supplementing the risk factors described under the section titled "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 with the following risk factor.
Russia's ongoing conflict with Ukraine has disrupted the global economy. Our business, financial condition, and results of operations could be adversely affected by continued disruption and global consequences stemming from the conflict.
Although our operations in Russia and Ukraine are not material to our consolidated financial results, the broader consequences of this conflict have negatively affected, and are expected to continue to negatively affect, the global economy. As the conflict continues, there can be no certainty regarding whether governments will impose additional sanctions or other economic or military measures. Further expansion or escalation of military confrontations or related geopolitical tensions, including increased restrictions on global trade, could result in, among other things, depressed travel demand, declines in consumer confidence and economic growth, cyber incidents or information technology failures, supply disruptions, increases in inflation rates, changes to foreign currency exchange rates, constraints, volatility, or disruption in financial markets, the availability of raw materials, supplies, freight and labor, and uncertainty about economic and global stability. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations, and the price of our common stock to be adversely affected. In addition, the effects of the ongoing conflict could precipitate, aggravate, or impact the risk factors that are included in "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 17, 2022, which in turn could adversely affect our business, financial condition, and results of operations, including in ways that are not currently known to us or that we do not currently consider to present significant risks.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock during the quarter ended March 31, 2022:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
January 1 to January 31, 2022	—	$—	—	$927,760,966
February 1 to February 28, 2022	—	—	—	$927,760,966
March 1 to March 31, 2022	—	—	—	$927,760,966
Total	—	$—	—
(1)On each of October 30, 2018 and December 18, 2019, we announced the approvals of the expansions of our share repurchase program. Following the suspension of our share repurchase program in March 2020, we have resumed the share repurchase program. Under each approval, we are authorized to purchase up to an additional $750 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the program may be suspended or discontinued at any time and does not have an expiration date. At March 31, 2022, we had approximately $928 million remaining under the share repurchase authorization.
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

+10.1	Employment Letter, dated as of October 11, 2021, between Hyatt Hotels Corporation and Alejandro Reynal

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

Hyatt Hotels Corporation

Date:	May 10, 2022	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Hyatt Hotels Corporation

Date:	May 10, 2022	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)