Form 10-Q
period 2022-06-30
Hyatt Hotels Corp
filed 2022-08-09
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At August 2, 2022, there were 50,114,475 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 59,017,749 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
REVENUES:
Owned and leased hotels	$331	$191	$602	$295
Management, franchise, and other fees	204	93	358	156
Contra revenue	(9)	(9)	(18)	(17)
Net management, franchise, and other fees	195	84	340	139
Distribution and destination management	256	—	502	—
Other revenues	61	22	138	41
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	640	366	1,180	626
Total revenues	1,483	663	2,762	1,101
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	229	174	439	298
Distribution and destination management	206	—	400	—
Depreciation and amortization	105	74	224	148
Other direct costs	69	24	136	47
Selling, general, and administrative	76	86	187	181
Costs incurred on behalf of managed and franchised properties	628	375	1,184	652
Direct and selling, general, and administrative expenses	1,313	733	2,570	1,326
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	(46)	24	(77)	36
Equity earnings (losses) from unconsolidated hospitality ventures	1	(34)	(8)	20
Interest expense	(38)	(42)	(78)	(83)
Gains on sales of real estate	251	105	251	105
Asset impairments	(7)	(2)	(10)	(2)
Other income (loss), net	(19)	25	(29)	37
INCOME (LOSS) BEFORE INCOME TAXES	312	6	241	(112)
PROVISION FOR INCOME TAXES	(106)	(15)	(108)	(201)
NET INCOME (LOSS)	206	(9)	133	(313)
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$206	$(9)	$133	$(313)
EARNINGS (LOSSES) PER SHARE—Basic
Net income (loss)	$1.88	$(0.08)	$1.21	$(3.07)
Net income (loss) attributable to Hyatt Hotels Corporation	$1.88	$(0.08)	$1.21	$(3.07)
EARNINGS (LOSSES) PER SHARE—Diluted
Net income (loss)	$1.85	$(0.08)	$1.19	$(3.07)
Net income (loss) attributable to Hyatt Hotels Corporation	$1.85	$(0.08)	$1.19	$(3.07)

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (loss)	$206	$(9)	$133	$(313)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $— for the three and six months ended June 30, 2022 and June 30, 2021	(34)	17	(13)	(29)
Unrealized gains on derivative activity, net of tax of $— for the three and six months ended June 30, 2022 and June 30, 2021	1	2	3	4
Unrecognized pension benefit, net of tax of $— for the three and six months ended June 30, 2022 and June 30, 2021	2	—	—	—
Unrealized losses on available-for-sale debt securities, net of tax of $— for the three and six months ended June 30, 2022 and June 30, 2021	(3)	—	(10)	(1)
Other comprehensive income (loss)	(34)	19	(20)	(26)
COMPREHENSIVE INCOME (LOSS)	172	10	113	(339)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$172	$10	$113	$(339)

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,428	$960
Restricted cash	53	57
Short-term investments	527	227
Receivables, net of allowances of $59 and $53 at June 30, 2022 and December 31, 2021, respectively	699	633
Inventories	8	10
Prepaids and other assets	159	149
Prepaid income taxes	18	26
Total current assets	2,892	2,062
Equity method investments	185	216
Property and equipment, net	2,286	2,848
Financing receivables, net of allowances of $60 and $69 at June 30, 2022 and December 31, 2021, respectively	63	41
Operating lease right-of-use assets	377	446
Goodwill	3,080	2,965
Intangibles, net	1,810	1,977
Deferred tax assets	12	14
Other assets	1,945	2,034
TOTAL ASSETS	$12,650	$12,603
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$6	$10
Accounts payable	554	523
Accrued expenses and other current liabilities	392	299
Current contract liabilities	1,280	1,178
Accrued compensation and benefits	144	187
Current operating lease liabilities	35	35
Total current liabilities	2,411	2,232
Long-term debt	3,798	3,968
Long-term contract liabilities	1,463	1,349
Long-term operating lease liabilities	294	349
Other long-term liabilities	1,072	1,139
Total liabilities	9,038	9,037
Commitments and contingencies (see Note 12)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding at June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 50,096,332 issued and outstanding at June 30, 2022, and Class B common stock, $0.01 par value per share, 391,012,161 shares authorized, 59,017,749 shares issued and outstanding at June 30, 2022. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 50,322,050 issued and outstanding at December 31, 2021, and Class B common stock, $0.01 par value per share, 391,647,683 shares authorized, 59,653,271 shares issued and outstanding at December 31, 2021	1	1
Additional paid-in capital	573	640
Retained earnings	3,300	3,167
Accumulated other comprehensive loss	(265)	(245)
Total stockholders' equity	3,609	3,563
Noncontrolling interests in consolidated subsidiaries	3	3
Total equity	3,612	3,566
TOTAL LIABILITIES AND EQUITY	$12,650	$12,603
See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$133	$(313)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	224	148
Gains on sales of real estate	(251)	(105)
Amortization of share awards	44	41
Amortization of operating lease right-of-use assets	17	14
Deferred income taxes	(2)	203
Asset impairments	10	2
Equity (earnings) losses from unconsolidated hospitality ventures	8	(20)
Loss on extinguishment of debt	8	—
Contra revenue	18	17
Unrealized (gains) losses, net	44	(13)
Working capital changes and other	130	(32)
Net cash provided by (used in) operating activities	383	(58)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(662)	(603)
Proceeds from marketable securities and short-term investments	387	663
Contributions to equity method and other investments	(5)	(24)
Return of equity method and other investments	23	25
Acquisitions, net of cash acquired	(39)	(230)
Capital expenditures	(104)	(37)
Issuance of financing receivables	(10)	(8)
Proceeds from sales of real estate, net of cash disposed	591	268
Other investing activities	20	(7)
Net cash provided by investing activities	201	47
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments and repurchases of debt	(16)	(2)
Repurchases of common stock	(101)	—
Utilization of restricted cash for legal defeasance of Series 2005 Bonds	(8)	—
Other financing activities	(17)	(14)
Net cash used in financing activities	(142)	(16)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	11	(7)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	453	(34)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—BEGINNING OF YEAR	1,065	1,237
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—END OF PERIOD	$1,518	$1,203

See accompanying Notes to condensed consolidated financial statements.
Supplemental disclosure of cash flow information:

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$1,428	$1,144
Restricted cash (1)	53	18
Restricted cash included in other assets (1)	37	41
Total cash, cash equivalents, and restricted cash	$1,518	$1,203

(1) Restricted cash generally represents debt service on bonds, escrow deposits, and other arrangements.

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash paid during the period for interest	$68	$74
Cash paid during the period for income taxes, net	$39	$2
Cash paid for amounts included in the measurement of operating lease liabilities	$22	$18
Non-cash investing and financing activities are as follows:
Non-cash contributions to equity method and other investments (Note 12)	$—	$42
Change in accrued capital expenditures	$8	$1
Non-cash right-of-use assets obtained in exchange for operating lease liabilities	$3	$12
Non-cash legal defeasance of Series 2005 Bonds (see Note 6)	$166	$—
Non-cash reduction in right-of-use assets and operating lease liabilities for lease reassessment	$12	$—
Non-cash held-to-maturity debt security received (see Note 6)	$19	$—

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions of dollars, except share and per share amounts)
(Unaudited)

	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
	Class	Class	Class	Class
	A	B	A	B
BALANCE—January 1, 2021	39,250,241	62,038,918	$1	$—	$13	$3,389	$(192)	$3	$3,214
Total comprehensive loss	—	—	—	—	—	(304)	(45)	—	(349)
Employee stock plan issuance	10,992	—	—	—	1	—	—	—	1
Class share conversions	800,169	(800,169)	—	—	—	—	—	—	—
Share-based payment activity	462,103	—	—	—	22	—	—	—	22
BALANCE—March 31, 2021	40,523,505	61,238,749	1	—	36	3,085	(237)	3	2,888
Total comprehensive income (loss)	—	—	—	—	—	(9)	19	—	10
Employee stock plan issuance	9,603	—	—	—	1	—	—	—	1
Class share conversions	614,831	(614,831)	—	—	—	—	—	—	—
Share-based payment activity	11,150	—	—	—	10	—	—	—	10
BALANCE—June 30, 2021	41,159,089	60,623,918	$1	$—	$47	$3,076	$(218)	$3	$2,909

BALANCE—January 1, 2022	50,322,050	59,653,271	$1	$—	$640	$3,167	$(245)	$3	$3,566
Total comprehensive income (loss)	—	—	—	—	—	(73)	14	—	(59)
Employee stock plan issuance	12,221	—	—	—	1	—	—	—	1
Class share conversions	635,522	(635,522)	—	—	—	—	—	—	—
Share-based payment activity	303,355	—	—	—	16	—	—	—	16
BALANCE—March 31, 2022	51,273,148	59,017,749	1	—	657	3,094	(231)	3	3,524
Total comprehensive income (loss)	—	—	—	—	—	206	(34)	—	172
Repurchases of common stock	(1,210,402)	—	—	—	(101)	—	—	—	(101)
Employee stock plan issuance	13,963	—	—	—	1	—	—	—	1
Class share conversions	—	—	—	—	—	—	—	—	—
Share-based payment activity	19,623	—	—	—	16	—	—	—	16
BALANCE—June 30, 2022	50,096,332	59,017,749	$1	$—	$573	$3,300	$(265)	$3	$3,612

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)
1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively, "Hyatt Hotels Corporation") has offerings that consist of full services hotels, select service hotels, all-inclusive resorts, and other forms of residential, vacation ownership, and condominium units. We also offer travel distribution and destination management services through ALG Vacations and a paid membership program through the Unlimited Vacation Club. At June 30, 2022, our hotel portfolio included 525 full service hotels, comprising 172,729 rooms throughout the world; 548 select service hotels, comprising 79,604 rooms, of which 444 hotels are located in the United States; and 121 all-inclusive resorts, comprising 38,654 rooms. At June 30, 2022, our portfolio of properties operated in 72 countries around the world. Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotels or licensed by third parties.
As used in these Notes and throughout this Quarterly Report on Form 10-Q:
•"Hyatt," "Company," "we," "us," or "our" mean Hyatt Hotels Corporation and its consolidated subsidiaries;
•"hotel portfolio" refers to our full service hotels, including our wellness resorts, our select service hotels, and our all-inclusive resorts;
•"properties," "portfolio of properties," or "property portfolio" refer to our hotel portfolio and residential, vacation ownership, and condominium units that we operate, manage, franchise, own, lease, develop, license, or to which we provide services or license our trademarks, including under the Park Hyatt, Grand Hyatt, Hyatt Regency, Hyatt, Hyatt Residence Club, Hyatt Place, Hyatt House, UrCove, Miraval, Alila, Andaz, Thompson Hotels, Hyatt Centric, Caption by Hyatt, The Unbound Collection by Hyatt, Destination by Hyatt, JdV by Hyatt, Hyatt Ziva, Hyatt Zilara, Zoëtry Wellness & Spa Resorts, Secrets Resorts & Spas, Breathless Resorts & Spas, Dreams Resorts & Spas, Vivid Hotels & Resorts, Alua Hotels & Resorts, and Sunscape Resorts & Spas brands; and

•"hospitality ventures" refers to entities in which we own less than a 100% equity interest.
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
Future Adoption of Accounting Standards
Reference Rate Reform—In March 2020, the FASB issued Accounting Standards Update No. 2020-04 ("ASU 2020-04"), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions that we can elect to adopt, subject to meeting certain criteria, regarding contract modifications, hedging relationships, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform. The provisions of ASU 2020-04 are available through December 31, 2022, and we are currently assessing the impact of adopting ASU 2020-04.
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
The following tables present our revenues disaggregated by the nature of the product or service:

	Three Months Ended June 30, 2022
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Apple Leisure Group	Corporate and other	Eliminations	Total
Rooms revenues	$209	$—	$—	$—	$4	$—	$(8)	$205
Food and beverage	87	—	—	—	—	—	—	87
Other	39	—	—	—	—	—	—	39
Owned and leased hotels	335	—	—	—	4	—	(8)	331
Base management fees	—	61	8	11	9	—	(10)	79
Incentive management fees	—	18	6	8	17	—	(4)	45
Franchise fees	—	50	1	1	—	—	—	52
Other fees	—	3	3	1	10	11	—	28
Management, franchise, and other fees	—	132	18	21	36	11	(14)	204
Contra revenue	—	(6)	(1)	(2)	—	—	—	(9)
Net management, franchise, and other fees	—	126	17	19	36	11	(14)	195
Distribution and destination management	—	—	—	—	256	—	—	256
Other revenues	—	25	—	—	33	2	1	61
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	557	34	23	26	—	—	640
Total	$335	$708	$51	$42	$355	$13	$(21)	$1,483

	Six Months Ended June 30, 2022
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Apple Leisure Group	Corporate and other	Eliminations	Total
Rooms revenues	$376	$—	$—	$—	$4	$—	$(14)	$366
Food and beverage	156	—	—	—	—	—	—	156
Other	80	—	—	—	—	—	—	80
Owned and leased hotels	612	—	—	—	4	—	(14)	602
Base management fees	—	107	16	17	17	—	(18)	139
Incentive management fees	—	30	10	15	36	—	(6)	85
Franchise fees	—	84	1	2	—	—	—	87
Other fees	—	6	5	2	13	21	—	47
Management, franchise, and other fees	—	227	32	36	66	21	(24)	358
Contra revenue	—	(12)	(2)	(4)	—	—	—	(18)
Net management, franchise, and other fees	—	215	30	32	66	21	(24)	340
Distribution and destination management	—	—	—	—	502	—	—	502
Other revenues	—	63	—	—	67	6	2	138
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1,018	63	44	55	—	—	1,180
Total	$612	$1,296	$93	$76	$694	$27	$(36)	$2,762

	Three Months Ended June 30, 2021
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$117	$—	$—	$—	$—	$(3)	$114
Food and beverage	43	—	—	—	—	—	43
Other	34	—	—	—	—	—	34
Owned and leased hotels	194	—	—	—	—	(3)	191
Base management fees	—	30	9	3	—	(6)	36
Incentive management fees	—	4	6	3	—	(1)	12
Franchise fees	—	28	1	—	—	—	29
Other fees	—	4	4	—	8	—	16
Management, franchise, and other fees	—	66	20	6	8	(7)	93
Contra revenue	—	(5)	(1)	(3)	—	—	(9)
Net management, franchise, and other fees	—	61	19	3	8	(7)	84
Other revenues	—	19	—	—	3	—	22
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	327	24	15	—	—	366
Total	$194	$407	$43	$18	$11	$(10)	$663

	Six Months Ended June 30, 2021
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$179	$—	$—	$—	$—	$(6)	$173
Food and beverage	63	—	—	—	—	—	63
Other	59	—	—	—	—	—	59
Owned and leased hotels	301	—	—	—	—	(6)	295
Base management fees	—	46	17	6	—	(9)	60
Incentive management fees	—	5	11	5	—	(1)	20
Franchise fees	—	45	1	—	—	—	46
Other fees	—	8	6	2	14	—	30
Management, franchise, and other fees	—	104	35	13	14	(10)	156
Contra revenue	—	(9)	(2)	(6)	—	—	(17)
Net management, franchise, and other fees	—	95	33	7	14	(10)	139
Other revenues	—	36	—	—	5	—	41
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	554	44	28	—	—	626
Total	$301	$685	$77	$35	$19	$(16)	$1,101

Contract Balances
Our contract assets, included in receivables, net on our condensed consolidated balance sheets, were insignificant at both June 30, 2022 and December 31, 2021. As our profitability hurdles are generally calculated on a full-year basis, we expect our contract assets to be insignificant at year end.
Contract liabilities were comprised of the following:

	June 30, 2022	December 31, 2021
Deferred revenue related to the paid membership program	$943	$833
Deferred revenue related to the loyalty program	875	814
Deferred revenue related to travel distribution and destination management services	721	629
Advanced deposits	52	61
Initial fees received from franchise owners	44	42
Deferred revenue related to insurance programs	22	52
Other deferred revenue	86	96
Total contract liabilities	$2,743	$2,527

The following table summarizes the activity in our contract liabilities:

	2022	2021
Beginning balance, January 1	$2,527	$941
Cash received and other	1,410	105
Revenue recognized	(1,245)	(86)
Ending balance, March 31	$2,692	$960
Cash received and other	1,283	133
Revenue recognized	(1,232)	(115)
Ending balance, June 30	$2,743	$978
Revenue recognized during the three months ended June 30, 2022 and June 30, 2021 included in the contract liabilities balance at the beginning of each year was $168 million and $78 million, respectively. Revenue recognized during the six months ended June 30, 2022 and June 30, 2021 included in the contract liabilities balance at the beginning of the year was $669 million and $147 million, respectively. This revenue primarily relates to travel distribution and destination management services, the loyalty program, and the paid membership program.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $475 million at June 30, 2022, of which we expect to recognize approximately 20% of the revenue over the next 12 months and the remainder thereafter.
4.    DEBT AND EQUITY SECURITIES
Equity Method Investments
Equity method investments were $185 million and $216 million at June 30, 2022 and December 31, 2021, respectively.
During the three and six months ended June 30, 2022, we received $23 million of proceeds related to the sale of our ownership interest in an equity method investment and recognized a $4 million pre-tax gain in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss), net of a $5 million reclassification from accumulated other comprehensive loss (see Note 13).
During the three and six months ended June 30, 2021, we received $17 million of proceeds related to sales activity of certain equity method investments and recognized an insignificant net loss in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss).
During the six months ended June 30, 2021, we purchased our hospitality venture partner's interest in the entities that own Grand Hyatt São Paulo for $6 million of cash, and we repaid the $78 million third-party mortgage loan on the property. We recognized a $69 million pre-tax gain in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss) (see Note 6).
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

Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value on our condensed consolidated balance sheets, were as follows:

	June 30, 2022	December 31, 2021
Loyalty program (Note 8)	$654	$601
Deferred compensation plans held in rabbi trusts (Note 8 and Note 10)	426	543
Captive insurance company (Note 8)	114	148
Total marketable securities held to fund operating programs	$1,194	$1,292
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents and short-term investments	(254)	(173)
Marketable securities held to fund operating programs included in other assets	$940	$1,119
At June 30, 2022 and December 31, 2021, marketable securities held to fund operating programs included:
•$164 million and $141 million, respectively, of available-for-sale ("AFS") debt securities with contractual maturity dates ranging from 2022 through 2069. The fair value of our AFS debt securities approximates amortized cost;
•$139 million and $4 million, respectively, of time deposits classified as held-to-maturity ("HTM") debt securities with contractual maturity dates ranging from 2022 through 2026. The fair value of our time deposits approximates amortized cost;
•$61 million and $89 million, respectively, of equity securities with a readily determinable fair value.
Net unrealized and realized gains (losses) from marketable securities held to fund operating programs recognized on our condensed consolidated financial statements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$(46)	$20	$(78)	$23
Other income (loss), net (Note 18)	(12)	4	(30)	(5)
Other comprehensive loss (Note 13)	(3)	—	(10)	(1)

Realized gains, net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$—	$4	$1	$13
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at cost or fair value, depending on the nature of the investment, on our condensed consolidated balance sheets, were as follows:

	June 30, 2022	December 31, 2021
Interest-bearing money market funds	$765	$231
Time deposits (1)	379	255
Common shares in Playa N.V. (Note 8)	83	97
Total marketable securities held for investment purposes	$1,227	$583
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(1,144)	(486)
Marketable securities held for investment purposes included in other assets	$83	$97
(1) Time deposits have contractual maturity dates in 2022.

We hold common shares in Playa Hotels & Resorts N.V. ("Playa N.V."), which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. We did not sell any shares of common stock during the six months ended June 30, 2022 or June 30, 2021. Net unrealized gains (losses) recognized on our condensed consolidated statements of income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Other income (loss), net (Note 18)	$(22)	$1	$(14)	$18
Fair Value—We measure marketable securities held to fund operating programs and held for investment purposes at fair value on a recurring basis:

	June 30, 2022	Cash and cash equivalents	Short-term investments	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$871	$871	$—	$—
Mutual funds	487	—	—	487
Common shares in Playa N.V.	83	—	—	83
Level Two - Significant Other Observable Inputs
Time deposits	518	—	515	3
U.S. government obligations	234	—	3	231
U.S. government agencies	56	—	2	54
Corporate debt securities	119	—	7	112
Mortgage-backed securities	23	—	—	23
Asset-backed securities	24	—	—	24
Municipal and provincial notes and bonds	6	—	—	6
Total	$2,421	$871	$527	$1,023

	December 31, 2021	Cash and cash equivalents	Short-term investments	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$397	$397	$—	$—
Mutual funds	632	—	—	632
Common shares in Playa N.V.	97	—	—	97
Level Two - Significant Other Observable Inputs
Time deposits	259	35	221	3
U.S. government obligations	235	—	—	235
U.S. government agencies	58	—	—	58
Corporate debt securities	137	—	6	131
Mortgage-backed securities	24	—	—	24
Asset-backed securities	28	—	—	28
Municipal and provincial notes and bonds	8	—	—	8
Total	$1,875	$432	$227	$1,216
During the six months ended June 30, 2022 and June 30, 2021, there were no transfers between levels of the fair value hierarchy. We do not have nonfinancial assets or nonfinancial liabilities required to be measured at fair value on a recurring basis.

Other Investments
HTM Debt Securities—We also hold investments in third-party entities related to certain of our hotels, which are redeemable on various dates through 2062 and are recorded as HTM debt securities within other assets on our condensed consolidated balance sheets:

	June 30, 2022	December 31, 2021
HTM debt securities	$113	$91
Less: allowance for credit losses	(40)	(38)
Total HTM debt securities, net of allowances	$73	$53
The following table summarizes the activity in our HTM debt securities allowance for credit losses:

	2022	2021
Allowance at January 1	$38	$21
Provisions (1)	1	1
Allowance at March 31	$39	$22
Provisions (1)	1	7
Allowance at June 30	$40	$29
(1) Provisions for credit losses were partially or fully offset by interest income recognized in the same periods (see Note 18).
We estimated the fair value of these HTM debt securities to be approximately $100 million and $77 million at June 30, 2022 and December 31, 2021, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using internally developed discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.
Equity Securities Without a Readily Determinable Fair Value—At both June 30, 2022 and December 31, 2021, we held $12 million of investments in equity securities without a readily determinable fair value, which are recorded within other assets on our condensed consolidated balance sheets and represent investments in entities where we do not have the ability to significantly influence the operations of the entity.
5.    RECEIVABLES
Receivables
At June 30, 2022 and December 31, 2021, we had $699 million and $633 million of net receivables, respectively, recorded on our condensed consolidated balance sheets.
The following table summarizes the activity in our receivables allowance for credit losses:

	2022	2021
Allowance at January 1	$53	$56
Provisions	7	1
Other	(4)	—
Allowance at March 31	$56	$57
Provisions	6	4
Other	(3)	(3)
Allowance at June 30	$59	$58

Financing Receivables

	June 30, 2022	December 31, 2021
Unsecured financing to hotel owners	$137	$133
Less: current portion of financing receivables, included in receivables, net	(14)	(23)
Less: allowance for credit losses	(60)	(69)
Total long-term financing receivables, net of allowances	$63	$41
Allowance for Credit Losses—The following table summarizes the activity in our unsecured financing receivables allowance for credit losses:

	2022	2021
Allowance at January 1	$69	$114
Provisions	—	3
Foreign currency exchange, net	3	(2)
Allowance at March 31	$72	$115
Provisions and reversals, net	(7)	3
Write-offs	(1)	—
Foreign currency exchange, net	(4)	2
Allowance at June 30	$60	$120
Credit Monitoring—Our unsecured financing receivables were as follows:

	June 30, 2022
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$135	$(59)	$76	$48
Other financing arrangements	2	(1)	1	—
Total unsecured financing receivables	$137	$(60)	$77	$48

	December 31, 2021
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$130	$(67)	$63	$47
Other financing arrangements	3	(2)	1	—
Total unsecured financing receivables	$133	$(69)	$64	$47
Fair Value—We estimated the fair value of financing receivables to be approximately $108 million and $88 million at June 30, 2022 and December 31, 2021, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using discounted future cash flow models. The principal inputs used are projected future cash flows and the discount rate, which is generally the effective interest rate of the loan.
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
We closed on the transaction on November 1, 2021 and paid $2,718 million of cash, inclusive of $39 million of purchase price adjustments for amounts due back to the seller that were recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet at December 31, 2021 and paid during the six months ended June 30, 2022.
Net assets acquired were determined as follows:

Cash paid, net of cash acquired	$2,718
Cash and cash equivalents acquired	460
Restricted cash acquired	16
Net assets acquired	$3,194
The acquisition includes (i) management and marketing agreements for operating and pipeline hotels, primarily across Mexico, the Caribbean, Central America, and Europe, and brand names affiliated with ALG resorts; (ii) customer relationships and brand names related to ALG Vacations; and (iii) customer relationships and a brand name associated with the Unlimited Vacation Club paid membership program.
Our condensed consolidated balance sheets at both June 30, 2022 and December 31, 2021 reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired are estimated using either discounted future cash flow models or the relief from royalty method, both of which include revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three assumptions. The fair values of performance guarantee liabilities assumed are estimated using scenario-based weighting, which utilizes a Monte Carlo simulation to model the probability of possible outcomes. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, volatility, and hotel operating results as well as qualitative factors, which are primarily Level Three assumptions (see Note 12). The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
During 2022, the fair values of certain assets acquired and liabilities assumed were revised. The measurement period adjustments primarily resulted from the refinement of contract terms, renewal periods, useful lives, and other assumptions, which affected the underlying cash flows in the valuation and were based on facts and circumstances that existed at the acquisition date. Measurement period adjustments recorded on our condensed consolidated balance sheet at June 30, 2022 primarily include a $74 million increase in other long-term liabilities, net of $10 million of tax impacts (see Note 12); a $41 million decrease in intangibles, net; and a $16 million decrease in property and equipment, net, all of which resulted in a corresponding $131 million increase to goodwill. During the six months ended June 30, 2022, we recognized insignificant income and $11 million of expenses on our condensed consolidated statements of income (loss) that would have been recognized during the three months ended March 31, 2022 and the year ended December 31, 2021, respectively, if the measurement period adjustments would have been made as of the acquisition date.
We will continue to evaluate the contracts acquired and the underlying inputs and assumptions used in our valuation of assets acquired and liabilities assumed. Accordingly, these estimates, along with any related tax impacts, are subject to change during the measurement period, which is up to one year from the acquisition date.

The following table summarizes the preliminary fair value of the identifiable net assets acquired recorded on the Apple Leisure Group segment at June 30, 2022:

Cash and cash equivalents	$460
Restricted cash	16
Receivables	168
Prepaids and other assets	74
Property and equipment	6
Financing receivables, net	19
Operating lease right-of-use assets	78
Goodwill (1)	2,808
Indefinite-lived intangibles (2)	503
Management agreement intangibles (3)	481
Customer relationships intangibles (4)	608
Other intangibles	15
Other assets	42
Total assets acquired	$5,278

Accounts payable	$255
Accrued expenses and other current liabilities	97
Current contract liabilities (5)	646
Accrued compensation and benefits	49
Current operating lease liabilities	8
Long-term contract liabilities (5)	747
Long-term operating lease liabilities	70
Other long-term liabilities	212
Total liabilities assumed	$2,084
Total net assets acquired attributable to Hyatt Hotels Corporation	$3,194
(1) The goodwill is attributable to the growth opportunities we expect to realize by expanding our footprint in luxury and resort travel, expanding our platform for growth, increasing choices and experiences for guests, and enhancing end-to-end leisure travel offerings. Goodwill of $36 million is tax deductible.
(2) Includes intangible assets related to various ALG brand names.
(3) Amortized over useful lives of approximately 1 to 15 years, with a weighted-average useful life of approximately 11 years.
(4) Amortized over useful lives of 4 to 11 years, with a weighted-average useful life of approximately 8 years.
(5) Contract liabilities assumed were recorded at carrying value at the date of acquisition.
Alila Ventana Big Sur—During the three months ended June 30, 2021, we completed an asset acquisition of Alila Ventana Big Sur for $146 million, net of closing costs and proration adjustments, which primarily consisted of $149 million of property and equipment. The seller is indirectly owned by a limited partnership affiliated with the brother of our Executive Chairman. The acquisition was identified as replacement property in a potential reverse like-kind exchange; however, we sold the property before a suitable replacement property was identified.
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
Dispositions
The Confidante Miami Beach—During the three months ended June 30, 2022, we sold The Confidante Miami Beach to an unrelated third party for approximately $227 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $24 million pre-tax gain, which was recognized in gains on sales of real estate on our condensed consolidated statements of income (loss) during the three months ended June 30, 2022. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
The Driskill—During the three months ended June 30, 2022, we sold The Driskill to an unrelated third party for approximately $119 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $51 million pre-tax gain, which was recognized in gains on sales of real estate on our condensed consolidated statements of income (loss) during the three months ended June 30, 2022. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. At March 31, 2022, we classified the assets and liabilities as held for sale on our condensed consolidated balance sheet.
Grand Hyatt San Antonio River Walk—During the three months ended June 30, 2022, we sold Grand Hyatt San Antonio River Walk to an unrelated third party and accounted for the transaction as an asset disposition. We received approximately $109 million of cash consideration, net of closing costs; a $19 million HTM debt security as additional consideration; and $18 million from the release of restricted cash held for debt service related to Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A and Contract Revenue Bonds, Senior Taxable Series 2005B (collectively, the "Series 2005 Bonds"). At the time of sale, we had $166 million of outstanding debt related to the Series 2005 Bonds, inclusive of accrued interest and net of $4 million of unamortized discounts, which was legally defeased in conjunction with the sale (see Note 9). Upon sale, we entered into a long-term management agreement for the property.
The sale resulted in a $137 million pre-tax gain, which was recognized in gains on sales of real estate on our condensed consolidated statements of income (loss) during the three months ended June 30, 2022. In connection with the disposition, we recognized a $7 million goodwill impairment charge in asset impairments on our condensed consolidated statements of income (loss) during the three months ended June 30, 2022. The assets disposed represented the entirety of the related reporting unit and therefore, no business operations remained to support the related goodwill, which was therefore impaired. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. At March 31, 2022, we classified the assets and liabilities as held for sale on our condensed consolidated balance sheet.
Hyatt Regency Indian Wells Resort & Spa—During the three months ended June 30, 2022, we sold Hyatt Regency Indian Wells Resort & Spa to an unrelated third party for approximately $136 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $40 million pre-tax gain, which was recognized in gains on sales of real estate on our condensed consolidated statements of income (loss) during the three months ended June 30, 2022. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. At March 31, 2022, we classified the assets and liabilities as held for sale on our condensed consolidated balance sheet.
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
7.    INTANGIBLES, NET

	June 30, 2022	Weighted- average useful lives in years	December 31, 2021
Management and franchise agreement intangibles	$814	14	$835
Brand and other indefinite-lived intangibles	626	—	646
Customer relationships intangibles	608	9	586
Other intangibles	21	5	58
Intangibles	2,069		2,125
Less: accumulated amortization	(259)		(148)
Intangibles, net	$1,810		$1,977

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization expense	$51	$7	$111	$14
8.    OTHER ASSETS

	June 30, 2022	December 31, 2021
Management and franchise agreement assets constituting payments to customers (1)	$619	$571
Marketable securities held to fund rabbi trusts (Note 4)	426	543
Marketable securities held to fund the loyalty program (Note 4)	414	439
Marketable securities held for captive insurance company (Note 4)	100	137
Long-term investments (Note 4)	85	65
Common shares in Playa N.V. (Note 4)	83	97
Long-term restricted cash	37	48
Other	181	134
Total other assets	$1,945	$2,034
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.
9.    DEBT
Long-term debt was $3,798 million and $3,968 million at June 30, 2022 and December 31, 2021, respectively.
Revolving Credit Facility—During the three months ended June 30, 2022, we entered into a new credit agreement with a syndicate of lenders that provides for a $1.5 billion senior unsecured revolving credit facility (the "revolving credit facility") that matures in May 2027. The credit agreement refinanced and replaced in its entirety our Second Amended and Restated Credit Agreement dated as of January 6, 2014, as amended (the "prior revolving credit facility"). The credit agreement provides for the issuance of revolving loans to us in U.S. dollars and, subject to a sublimit of $250 million, certain other currencies, and the issuance of up to $300 million of letters of credit. We have the option during the term of the revolving credit facility to increase the facility by an aggregate amount of up to an additional $500 million provided that, among other things, new and/or existing lenders agree to provide commitments for the increased amount. We may prepay any outstanding aggregate principal amount, in whole or in part, at any time, subject to certain restrictions and upon proper notice. The credit agreement contains customary affirmative, negative, and financial covenants; representations and warranties; and default provisions.
During the six months ended June 30, 2022 and June 30, 2021, we had no borrowings or repayments on our revolving credit facility or our prior revolving credit facility. At both June 30, 2022 and December 31, 2021, we had no balance outstanding on our revolving credit facility or our prior revolving credit facility. At June 30, 2022, we had $1,496 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding.

Fair Value—We estimate the fair value of debt, excluding finance leases, which consists of the notes below (collectively, the "Senior Notes") and other long-term debt.
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

	June 30, 2022
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$3,817	$3,748	$—	$3,707	$41
(1) Excludes $7 million of finance lease obligations and $20 million of unamortized discounts and deferred financing fees.

	December 31, 2021
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$4,000	$4,230	$—	$4,193	$37
(2) Excludes $7 million of finance lease obligations and $29 million of unamortized discounts and deferred financing fees.
Senior Notes Repurchases—During the three months ended June 30, 2022, we repurchased $4 million of our senior notes due 2024, $1 million of our senior notes due 2028, and $10 million of our senior notes due 2030 in the open market.
Series 2005 Bonds—The Series 2005 Bonds had $166 million outstanding, inclusive of accrued interest and net of $4 million of unamortized discounts, and were legally defeased in conjunction with the sale of Grand Hyatt San Antonio River Walk during the three months ended June 30, 2022 (see Note 6). We recognized an $8 million loss on extinguishment of debt in other income (loss), net on our condensed consolidated statements of income (loss), which related to restricted cash utilized to defease the debt (see Note 18).

10.    OTHER LONG-TERM LIABILITIES

	June 30, 2022	December 31, 2021
Deferred compensation plans funded by rabbi trusts (Note 4)	$426	$543
Income taxes payable	299	281
Guarantee liabilities (Note 12)	147	92
Deferred income taxes (Note 11)	79	93
Self-insurance liabilities (Note 12)	66	66
Other	55	64
Total other long-term liabilities	$1,072	$1,139
11.    INCOME TAXES
The provision for income taxes for the three months ended June 30, 2022 and June 30, 2021 was $106 million and $15 million, respectively. The increase was driven by the sales of Hyatt Regency Indian Wells Resort & Spa, Grand Hyatt San Antonio River Walk, The Driskill, and The Confidante Miami Beach. The provision for income taxes for the six months ended June 30, 2022 and June 30, 2021 was $108 million and $201 million, respectively. The decrease was driven by the impact of a non-cash expense to record a valuation allowance on U.S. federal and state deferred tax assets in the first quarter of 2021 as a result of entering into a three-year cumulative U.S. pre-tax loss position during the period.
We are subject to audits by federal, state, and foreign tax authorities. U.S. tax years 2009 through 2011 are before the U.S. Tax Court concerning the tax treatment of the loyalty program. The U.S. Tax Court trial proceedings occurred during April 2022, and the trial outcome is pending, subject to the U.S. Tax Court Judge's ruling. During the six months ended June 30, 2021, we received a Notice of Proposed Adjustment for tax years 2015 through 2017 related to the loyalty program issue. As a result, U.S. tax years 2009 through 2017 are pending the outcome of the issue currently in U.S. Tax Court. If the IRS' position to include loyalty program contributions as taxable income to the Company is upheld, it would result in an estimated income tax payment of $227 million (including $69 million of interest, net of federal tax benefit) for all assessed years. We believe we have an adequate uncertain tax liability recorded in connection with this matter.
At June 30, 2022 and December 31, 2021, total unrecognized tax benefits recorded in other long-term liabilities on our condensed consolidated balance sheets were $216 million and $205 million, respectively, of which $196 million and $186 million, respectively, would impact the effective tax rate if recognized. While it is reasonably possible that the amount of uncertain tax benefits associated with the U.S. treatment of the loyalty program could significantly change within the next 12 months, at this time, we are not able to estimate the range by which the reasonably possible outcomes of the pending litigation could impact our uncertain tax benefits within the next 12 months.
12.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety and other bonds, and letter of credit agreements.
Commitments—At June 30, 2022, we are committed, under certain conditions, to lend, provide certain consideration to, or invest in, various business ventures up to $317 million, net of any related letters of credit.
Performance Guarantees—Certain of our contractual agreements with third-party hotel owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. Except as described below, at June 30, 2022, our performance guarantees have $111 million of remaining maximum exposure and expire between 2022 and 2042.
We acquired certain management agreements in the ALG Acquisition with performance guarantees expiring between 2022 and 2045. Our condensed consolidated balance sheet at June 30, 2022 reflects preliminary estimates of the fair value of the performance guarantees liabilities assumed based on information that was available as of the date of acquisition. The performance guarantees are based on annual performance levels. Contract terms within the management agreements limit our exposure, and therefore, we are unable to reasonably estimate our maximum potential future payments. Based on current forecasts and long-term financial expectations of the hotels, the likelihood of funding under these performance guarantees is not probable at June 30, 2022. We continue to review and evaluate the agreements acquired in the ALG Acquisition and the contractual obligations therein. Any additional contractual obligations identified could be material and may increase our liabilities assumed in the ALG Acquisition (see Note 6).
At June 30, 2022 and December 31, 2021, we had $115 million and $52 million, respectively, of total performance guarantee liabilities, which included $109 million and $41 million, respectively, recorded in other long-term liabilities and $6 million and $11 million, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At June 30, 2022 and December 31, 2021, we had $6 million and $7 million, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to these performance cure payments.
Debt Repayment Guarantees—We enter into various debt repayment guarantees in order to assist hotel owners and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Geographical region	Maximum potential future payments	Maximum exposure net of recoverability from third parties	Other long-term liabilities recorded at June 30, 2022	Other long-term liabilities recorded at December 31, 2021	Year of guarantee expiration
United States (1), (2)	$134	$51	$6	$10	various, through 2024
All foreign (1), (3)	207	197	32	41	various, through 2031
Total	$341	$248	$38	$51
(1) We have agreements with our unconsolidated hospitality venture partners or the respective hotel owners to recover certain amounts funded under the debt repayment guarantee; the recoverability mechanism may be in the form of cash or HTM debt security.
(2) Certain agreements give us the ability to assume control of the property if defined funding thresholds are met or if certain events occur.
(3) Certain debt repayment guarantees are denominated in Indian rupees and translated using exchange rates at June 30, 2022. We have the contractual right to recover amounts funded from an unconsolidated hospitality venture, which is a related party. We expect our maximum exposure to be approximately $93 million, taking into account our partner's 50% ownership interest in the unconsolidated hospitality venture. Under certain events or conditions, we have the right to force the sale of the properties in order to recover amounts funded.
At June 30, 2022, we are not aware, nor have we received any notification, that our unconsolidated hospitality ventures or hotel owners are not current on their debt service obligations where we have provided a debt repayment guarantee.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be approximately $141 million and $87 million at June 30, 2022 and December 31, 2021, respectively. Based on the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Insurance—We obtain commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property, cyber risk, and other miscellaneous coverages. A portion of the risk is retained on a self-insurance basis primarily through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance company to be paid within 12 months are $33 million and $34 million at June 30, 2022 and December 31, 2021, respectively, and are recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Reserves for losses in our captive insurance company to be paid in future periods are $66 million at both June 30, 2022 and December 31, 2021 and are recorded in other long-term liabilities on our condensed consolidated balance sheets.
Collective Bargaining Agreements—At June 30, 2022, approximately 21% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between various unions and us.

Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety and Other Bonds—Surety and other bonds issued on our behalf were $46 million at June 30, 2022 and primarily relate to workers' compensation, taxes, licenses, construction liens, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at June 30, 2022 were $274 million, which primarily relate to our ongoing operations, collateral for customer deposits associated with ALG Vacations, collateral for estimated insurance claims, and securitization of our performance under our debt repayment guarantees associated with the hotel properties in India, which are only called on if we default on our guarantees. Of the letters of credit outstanding, $4 million reduces the available capacity under our revolving credit facility (see Note 9).
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
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recorded a liability in connection with this matter. At June 30, 2022, our maximum exposure is not expected to exceed $18 million.

13.    EQUITY
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of insignificant tax impacts, were as follows:

	Balance at April 1, 2022	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at June 30, 2022
Foreign currency translation adjustments (1)	$(185)	$(39)	$5	$(219)
Unrealized losses on AFS debt securities	(8)	(3)	—	(11)
Unrecognized pension benefit (cost)	(6)	1	1	(4)
Unrealized gains (losses) on derivative instruments (2)	(32)	—	1	(31)
Accumulated other comprehensive loss	$(231)	$(41)	$7	$(265)
(1) The amount reclassified from accumulated other comprehensive loss includes realized losses recognized in equity earnings (losses) from unconsolidated hospitality ventures related to the disposition of our ownership interest in an unconsolidated hospitality venture (see Note 4).
(2) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks.

	Balance at January 1, 2022	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at June 30, 2022
Foreign currency translation adjustments (3)	$(206)	$(18)	$5	$(219)
Unrealized losses on AFS debt securities	(1)	(10)	—	(11)
Unrecognized pension cost	(4)	—	—	(4)
Unrealized gains (losses) on derivative instruments (4)	(34)	—	3	(31)
Accumulated other comprehensive loss	$(245)	$(28)	$8	$(265)
(3) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in equity earnings (losses) from unconsolidated hospitality ventures related to the disposition of our ownership interest in an unconsolidated hospitality venture (see Note 4).
(4) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks. We expect to reclassify $6 million of losses over the next 12 months.

	Balance at April 1, 2021	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at June 30, 2021
Foreign currency translation adjustments (5)	$(191)	$15	$2	$(174)
Unrealized gains (losses) on AFS debt securities	—	—	—	—
Unrecognized pension cost	(7)	—	—	(7)
Unrealized gains (losses) on derivative instruments (6)	(39)	—	2	(37)
Accumulated other comprehensive loss	$(237)	$15	$4	$(218)
(5) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in equity earnings (losses) from unconsolidated hospitality ventures related to the disposition of our ownership interest in certain unconsolidated hospitality ventures (see Note 4).
(6) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks.

	Balance at January 1, 2021	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at June 30, 2021
Foreign currency translation adjustments (7)	$(145)	$(9)	$(20)	$(174)
Unrealized gains (losses) on AFS debt securities	1	(1)	—	—
Unrecognized pension cost	(7)	—	—	(7)
Unrealized gains (losses) on derivative instruments (8)	(41)	—	4	(37)
Accumulated other comprehensive loss	$(192)	$(10)	$(16)	$(218)
(7) The amount reclassified from accumulated other comprehensive loss included realized net gains recognized in equity earnings (losses) from unconsolidated hospitality ventures related to the acquisition of the remaining interest in the entities which own Grand Hyatt São Paulo (see Note 6) and the disposition of our ownership interest in certain unconsolidated hospitality ventures (see Note 4).
(8) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks.
Share Repurchases—During 2019 and 2018, our board of directors authorized the repurchase of up to $750 million and $750 million, respectively, of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction, at prices we deem appropriate and subject to market conditions, applicable law, and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A and Class B common stock. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.
During the six months ended June 30, 2022, we repurchased 1,210,402 shares of Class A common stock. The shares of common stock were repurchased at a weighted-average price of $83.34 per share for an aggregate purchase price of $101 million, excluding insignificant related expenses. The shares repurchased during the six months ended June 30, 2022 represented approximately 1% of our total shares of common stock outstanding at December 31, 2021.
During the six months ended June 30, 2021, we did not repurchase common stock.
The shares of Class A common stock repurchased in the open market were retired and returned to the status of authorized and unissued shares. At June 30, 2022, we had $827 million remaining under the share repurchase authorization.

14.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan, we award time-vested stock appreciation rights ("SARs"), time-vested restricted stock units ("RSUs"), and performance-vested restricted stock units ("PSUs") to certain employees and non-employee directors. In addition, non-employee directors may elect to receive their annual fees and/or annual equity retainers in the form of shares of our Class A common stock. Compensation expense and unearned compensation presented below exclude amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as these expenses have been and will continue to be reimbursed by our third-party hotel owners and are recognized in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our condensed consolidated statements of income (loss). Stock-based compensation expense recognized in selling, general, and administrative expenses on our condensed consolidated statements of income (loss) related to these awards was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
SARs	$1	$1	$11	$10
RSUs	8	3	24	16
PSUs	3	4	5	10
Total	$12	$8	$40	$36
SARs—During the six months ended June 30, 2022, we granted 359,113 SARs to employees with a weighted-average grant date fair value of $37.56. During the six months ended June 30, 2021, we granted 396,889 SARs to employees with a weighted-average grant date fair value of $28.68.
RSUs—During the six months ended June 30, 2022, we granted 520,935 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $91.75. During the six months ended June 30, 2021, we granted 407,585 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $80.31.
PSUs—During the six months ended June 30, 2022, we granted 176,756 PSUs to employees with a weighted-average grant date fair value of $81.14. During the six months ended June 30, 2021, we granted 153,256 PSUs to employees with a weighted-average grant date fair value of $82.02.
Our total unearned compensation for our stock-based compensation programs at June 30, 2022 was $4 million for SARs, $47 million for RSUs, and $23 million for PSUs, which will primarily be recognized in stock-based compensation expense over a weighted-average period of three years.
15.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout 2022 and 2021 is the brother-in-law of our Executive Chairman. During the three and six months ended June 30, 2022, we incurred $4 million and $6 million of legal fees with this firm, respectively. During both the three and six months ended June 30, 2021, we incurred insignificant amounts of legal fees with this firm. At June 30, 2022 and December 31, 2021, we had $4 million and insignificant amounts due to the law firm, respectively.
Equity Method Investments—We have equity method investments in entities that own, operate, manage, or franchise properties for which we receive management, franchise, or license fees. We recognized $6 million and $3 million of fees during the three months ended June 30, 2022 and June 30, 2021, respectively. During the six months ended June 30, 2022 and June 30, 2021, we recognized $10 million and $4 million of fees, respectively. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 12) to these entities. During both the three months ended June 30, 2022 and June 30, 2021, we recognized insignificant income related to these guarantees. During the six months ended June 30, 2022 and June 30, 2021, we recognized $3 million and $2 million of income related to these guarantees, respectively. At June 30, 2022 and December 31, 2021, we had $51 million and $29 million of net receivables due from these properties, respectively. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 50%.

Class B Share Conversion—During the six months ended June 30, 2022, 635,522 shares of Class B common stock were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. During the three and six months ended June 30, 2021, 614,831 and 1,415,000 shares of Class B common stock, respectively, were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.
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
•Americas management and franchising—This segment derives its earnings primarily from a combination of hotel management services and licensing of our portfolio of brands to franchisees located in the United States, Canada, the Caribbean, Mexico, Central America, and South America, as well as revenues from residential management operations. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These reimbursed costs relate primarily to payroll at managed properties where the Company is the employer, as well as costs associated with sales, reservations, digital and technology, digital media, and marketing services (collectively, "system-wide services") and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from the Company's owned and leased hotels and are eliminated in consolidation.
•ASPAC management and franchising—This segment derives its earnings primarily from a combination of hotel management services and licensing of our portfolio of brands to franchisees located in Southeast Asia, Greater China, Australia, New Zealand, South Korea, Japan, and Micronesia. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These reimbursed costs relate primarily to system-wide services and the loyalty program operated on behalf of owners of managed and franchised properties.
•EAME/SW Asia management and franchising—This segment derives its earnings primarily from a combination of hotel management services and licensing of our portfolio of brands to franchisees located in Europe, Africa, the Middle East, India, Central Asia, and Nepal. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These reimbursed costs relate primarily to system-wide services and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from the Company's owned and leased hotels and are eliminated in consolidation.
•Apple Leisure Group—This segment derives its earnings from distribution and destination management services offered through ALG Vacations; management and marketing services primarily for all-inclusive ALG resorts located in Mexico, the Caribbean, Central America, South America, and Europe; and through a paid membership program offering benefits exclusively at ALG resorts in Mexico, the Caribbean, and Central America. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These reimbursed costs relate to certain system-wide services provided on behalf of owners of ALG resorts.

As previously announced, the Company plans a geographic realignment of its Europe, Africa & Middle East (EAME) region in which the Indian subcontinent will become part of the ASPAC management and franchising segment. This change is expected to be effective on January 1, 2023.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Owned and leased hotels
Owned and leased hotels revenues	$335	$194	$612	$301
Intersegment revenues (1)	8	3	14	6
Adjusted EBITDA	99	12	153	(17)
Depreciation and amortization	44	58	96	117
Americas management and franchising
Management, franchise, and other fees revenues	132	66	227	104
Contra revenue	(6)	(5)	(12)	(9)
Other revenues	25	19	63	36
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	557	327	1,018	554
Intersegment revenues (1)	12	7	21	10
Adjusted EBITDA	117	54	202	82
Depreciation and amortization	6	6	11	11
ASPAC management and franchising
Management, franchise, and other fees revenues	18	20	32	35
Contra revenue	(1)	(1)	(2)	(2)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	34	24	63	44
Adjusted EBITDA	6	10	11	15
Depreciation and amortization	1	1	1	2
EAME/SW Asia management and franchising
Management, franchise, and other fees revenues	21	6	36	13
Contra revenue	(2)	(3)	(4)	(6)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	23	15	44	28
Intersegment revenues (1)	2	—	3	—
Adjusted EBITDA	13	(1)	19	(1)
Apple Leisure Group
Owned and leased hotels revenue	4	—	4	—
Management, franchise, and other fees revenues	36	—	66	—
Distribution and destination management revenues	256	—	502	—
Other revenues	33	—	67	—
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	26	—	55	—
Adjusted EBITDA	54	—	110	—
Depreciation and amortization	47	—	102	—
Corporate and other
Revenues	13	11	27	19
Intersegment revenues (1)	(1)	—	(2)	—
Adjusted EBITDA	(34)	(21)	(72)	(45)
Depreciation and amortization	7	9	14	18
Eliminations
Revenues (1)	(21)	(10)	(36)	(16)
Adjusted EBITDA	—	1	1	1
TOTAL
Revenues	$1,483	$663	$2,762	$1,101
Adjusted EBITDA	255	55	424	35
Depreciation and amortization	105	74	224	148
(1) Intersegment revenues are included in management, franchise, and other fees revenues, owned and leased hotels revenues, and other revenues and eliminated in Eliminations.

The table below provides a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to Hyatt Hotels Corporation	$206	$(9)	$133	$(313)
Interest expense	38	42	78	83
Provision for income taxes	106	15	108	201
Depreciation and amortization	105	74	224	148
EBITDA	455	122	543	119
Contra revenue	9	9	18	17
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(640)	(366)	(1,180)	(626)
Costs incurred on behalf of managed and franchised properties	628	375	1,184	652
Equity (earnings) losses from unconsolidated hospitality ventures	(1)	34	8	(20)
Stock-based compensation expense (Note 14)	12	8	40	36
Gains on sales of real estate (Note 6)	(251)	(105)	(251)	(105)
Asset impairments	7	2	10	2
Other (income) loss, net (Note 18)	19	(25)	29	(37)
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	17	1	23	(3)
Adjusted EBITDA	$255	$55	$424	$35

17.    EARNINGS (LOSSES) PER SHARE
The calculation of basic and diluted earnings (losses) per share, including a reconciliation of the numerator and denominator, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$206	$(9)	$133	$(313)
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$206	$(9)	$133	$(313)
Denominator:
Basic weighted-average shares outstanding	109,953,302	101,898,773	110,062,212	101,713,331
Share-based compensation	1,973,560	—	2,120,840	—
Diluted weighted-average shares outstanding	111,926,862	101,898,773	112,183,052	101,713,331
Basic Earnings (Losses) Per Share:
Net income (loss)	$1.88	$(0.08)	$1.21	$(3.07)
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$1.88	$(0.08)	$1.21	$(3.07)
Diluted Earnings (Losses) Per Share:
Net income (loss)	$1.85	$(0.08)	$1.19	$(3.07)
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$1.85	$(0.08)	$1.19	$(3.07)
The computations of diluted net earnings (losses) per share for the three and six months ended June 30, 2022 and June 30, 2021 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
SARs	11,500	1,321,700	9,200	1,317,600
RSUs	10,500	587,900	1,700	584,100
18.    OTHER INCOME (LOSS), NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized gains (losses), net (Note 4)	$(34)	$5	$(44)	$13
Loss on extinguishment of debt (Note 9)	(8)	—	(8)	—
Foreign currency gains (losses), net	(3)	13	(2)	7
Performance guarantee expense (Note 12)	(1)	(4)	(8)	(5)
Depreciation recovery	4	5	8	9
Performance guarantee liability amortization (Note 12)	5	—	7	1
Credit loss provisions and reversals, net (Note 4 and Note 5)	6	(8)	5	(10)
Interest income	9	8	15	14
Other, net	3	6	(2)	8
Other income (loss), net	$(19)	$25	$(29)	$37

19.    SUBSEQUENT EVENT
On August 3, 2022, we acquired Hotel Irvine, located in Irvine, California, from an unrelated third party for approximately $135 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, and financial performance; the impact of the COVID-19 pandemic and pace of recovery; the amount by which the Company intends to reduce its real estate asset base and the anticipated timeframe for such asset dispositions; and prospective or future events. Forward-looking statements involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the SEC, including our Annual Report on Form 10-K; risks associated with the acquisition of Apple Leisure Group; our ability to realize the anticipated benefits of the acquisition of Apple Leisure Group as rapidly or to the extent anticipated, including successful integration of the Apple Leisure Group business; the duration and severity of the COVID-19 pandemic and the pace of recovery following the pandemic, any additional resurgence, or COVID-19 variants; the short and long-term effects of the COVID-19 pandemic, including on the demand for travel, transient and group business, and levels of consumer confidence; the impact of the COVID-19 pandemic, any additional resurgence, or COVID-19 variants, and the impact of actions that governments, businesses, and individuals take in response, on global and regional economies, travel limitations or bans, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; the broad distribution and efficacy of COVID-19 vaccines and treatments, wide acceptance by the general population of such vaccines, and the availability, use, and effectiveness of COVID-19 testing, including at-home testing kits; the ability of third-party owners, franchisees, or hospitality venture partners to successfully navigate the impacts of the COVID-19 pandemic, any additional resurgence, or COVID-19 variants; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; global supply chain constraints and interruptions, rising costs of construction-related labor and materials, and increases in costs due to inflation or other factors that may not be fully offset by increases in revenues in our business; risks affecting the luxury, resort, and all-inclusive lodging segments; levels of spending in business, leisure, and group segments as well as consumer confidence; declines in occupancy and average daily rate ("ADR"); limited visibility with respect to future bookings; loss of key personnel; domestic and international political and geo-political conditions, including political or civil unrest or changes in trade policy; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases, or fear of such outbreaks; our ability to successfully achieve certain levels of operating profits at hotels that have performance tests or guarantees in favor of our third-party owners; the impact of hotel renovations and redevelopments; risks associated with our capital allocation plans, share repurchase program, and dividend payments, including a reduction in, or elimination or suspension of, repurchase activity or dividend payments; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with colleagues and labor unions and changes in labor laws; the financial condition of, and our relationships with, third-party property owners, franchisees, and hospitality venture partners; the possible inability of third-party owners, franchisees, or development partners to access the capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and the introduction of new brand concepts; the timing of acquisitions and dispositions and our ability to successfully integrate completed acquisitions with existing operations; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); our ability to successfully execute on our strategy to expand our management and franchising business while at the same time reducing our real estate asset base within targeted timeframes and at expected values; declines in the value of our real estate assets; unforeseen terminations of our management or franchise agreements; changes in federal, state, local, or foreign tax law; increases in interest rates, wages, and other operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, including as a result of the COVID-19 pandemic, industry consolidation, and the markets where we operate; our ability to successfully grow the World of Hyatt loyalty program and Unlimited Vacation Club paid membership program; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business.
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
At June 30, 2022, our hotel portfolio consisted of 1,194 hotels (290,987 rooms), including:
•453 managed properties (137,268 rooms), all of which we operate under management and hotel services agreements with third-party property owners;
•554 franchised properties (92,682 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;
•23 owned properties (10,019 rooms), 1 finance leased property (171 rooms), and 5 operating leased properties (1,965 rooms), all of which we manage;
•22 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (7,918 rooms);
•13 franchised properties (2,310 rooms) that are operated by an unconsolidated hospitality venture in connection with a master license agreement by Hyatt, 5 of these properties (1,114 rooms) are leased by the unconsolidated hospitality venture; and
•121 all-inclusive resorts (38,654 rooms), including 106 owned by a third party (33,784 rooms), 9 owned by a third party in which we hold common shares (3,591 rooms), and 6 leased properties (1,279 rooms).
Our property portfolio also included:
•22 vacation ownership properties under the Hyatt Residence Club brand and operated by third parties;
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
Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotels or licensed by third parties. We also offer travel distribution and destination management services through ALG Vacations and a paid membership program through Unlimited Vacation Club.
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
•EAME/SW Asia management and franchising ("EAME/SW Asia"), which consists of our management and franchising of properties located in Europe, Africa, the Middle East, India, Central Asia, and Nepal; and
•Apple Leisure Group, which consists of distribution and destination management services offered through ALG Vacations; management and marketing of primarily all-inclusive ALG resorts in Mexico, the Caribbean, Central America, South America, and Europe; and the Unlimited Vacation Club paid membership program, which offers benefits exclusively at ALG resorts within Mexico, the Caribbean, and Central America.
Within corporate and other, we include the results from our co-branded credit card program and unallocated corporate expenses.
The Company is planning a geographic realignment of its EAME/SW Asia and ASPAC segments, which is expected to be effective on January 1, 2023. See Part I, Item 1 "Financial Statements—Note 16 to the Condensed Consolidated Financial Statements" for further discussion of our segment structure and the planned geographic realignment.
Recent Developments
COVID-19 Pandemic
We are experiencing continued recovery from the COVID-19 pandemic, which is being led by robust leisure demand and growing momentum in group and business transient travel. However, we acknowledge that demand may be varied and uneven as the recovery continues to progress. Factors such as the spread of new COVID-19 variants, travel bans, or restrictions in certain markets may continue to impact our financial results for a period of time that we are currently unable to predict. In addition, certain labor and supply chain challenges, and increases in costs due to inflation or other factors may also continue to impact our financial results in the future.
Russian Invasion of Ukraine
In February 2022, Russia commenced a military invasion of Ukraine, and the ongoing invasion and subsequent financial and economic sanctions have increased global political and economic uncertainty. While this conflict has affected our operations in Ukraine and Russia, our financial results for the three months ended June 30, 2022 were not materially affected by this conflict, as hotels in these countries represented less than 1% of our total managed and franchised hotels and contributed less than 1% of total management and franchise fee revenues.
Overview of Financial Results
For the quarter ended June 30, 2022, we reported net income attributable to Hyatt Hotels Corporation of $206 million, compared to a net loss attributable to Hyatt Hotels Corporation of $9 million for the quarter ended June 30, 2021, representing an increase of $215 million. The increase was primarily driven by improved operating performance and gains recognized on the sales of real estate.
Consolidated revenues increased $820 million, or 123.6%, during the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021, driven by continued recovery in operating performance, as compared to the prior year, as well as the acquisition of ALG, which contributed $355 million of total revenues.

Our consolidated Adjusted EBITDA for the quarter ended June 30, 2022 was $255 million, an increase of $200 million compared to the second quarter of 2021, driven by the aforementioned increases in revenues due to the ongoing recovery from the COVID-19 pandemic. The increase in Adjusted EBITDA was primarily driven by our owned and leased hotels segment and Americas management and franchising segment, which increased $87 million and $63 million, respectively, for the quarter ended June 30, 2022, compared to the same period in the prior year. During the quarter ended June 30, 2022, our consolidated Adjusted EBITDA also included $54 million from the Apple Leisure Group segment. See "—Segment Results" for further discussion. See "—Non-GAAP Measures" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA.
During the quarter ended June 30, 2022, we returned $101 million of capital to our shareholders through share repurchases. Additionally, we reduced our outstanding debt through the legal defeasance of $166 million of the Series 2005 Bonds and through the repurchase of $15 million of our Senior Notes in the open market.
Hotel Chain Revenue per Available Room ("RevPAR") Statistics.

		RevPAR
		Three Months Ended June 30,
(Comparable locations)	Number of comparable hotels (1)	2022	vs. 2021 (in constant $)
System-wide hotels	922	$130	81.7%
Owned and leased hotels	26	$186	140.1%
Americas full service hotels	217	$175	112.0%
Americas select service hotels	435	$117	55.2%
ASPAC full service hotels	120	$71	0.8%
ASPAC select service hotels	31	$33	(22.6)%
EAME/SW Asia full service hotels	99	$135	239.9%
EAME/SW Asia select service hotels	20	$62	148.2%
(1) The number of comparable hotels presented above includes owned and leased hotels.
System-wide RevPAR increased 81.7% during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, driven primarily by the continued recovery from the COVID-19 pandemic in the Americas and EAME/SW Asia management and franchising segments. See "—Segment Results" for discussion of RevPAR by segment.
Our comparable system-wide hotels RevPAR of $130 for the quarter ended June 30, 2022 represents significant improvement, compared to the quarter ended June 30, 2021, and is approaching the pre-COVID-19 pandemic levels for the quarter ended June 30, 2019. Strength in leisure transient travel continues to lead the recovery with sustained elevated levels significantly exceeding 2019.
During the three months ended June 30, 2022, we also experienced strong momentum in group travel, which is at the highest level since the start of the COVID-19 pandemic. Compared to 2021, group bookings production increased at our Americas full service managed hotels, including owned and leased hotels, and business transient demand continued to improve, particularly in the Americas management and franchising segment.

Results of Operations
Three and Six Months Ended June 30, 2022 Compared with Three and Six Months Ended June 30, 2021
Discussion on Consolidated Results
For additional information regarding our consolidated results, refer to our condensed consolidated statements of income (loss) included in this quarterly report. During the three and six months ended June 30, 2022, consolidated results improved significantly in most markets, compared to the three and six months ended June 30, 2021, which were negatively impacted by the COVID-19 pandemic. The three and six months ended June 30, 2022 also benefited from strong performance by ALG, which was acquired on November 1, 2021. See "—Segment Results" for further discussion.
The impact from our investments in marketable securities held to fund our deferred compensation plans through rabbi trusts was recognized on the following financial statement line items and had no impact on net income (loss): revenues for the reimbursement of costs incurred on behalf of managed and franchised properties; owned and leased hotels expenses; selling, general, and administrative expenses; costs incurred on behalf of managed and franchised properties; and net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
Owned and leased hotels revenues.

	Three Months Ended June 30,
	2022	2021	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$278	$118	$160	134.7%	$(1)
Non-comparable owned and leased hotels revenues	53	73	(20)	(26.2)%	—
Total owned and leased hotels revenues	$331	$191	$140	73.3%	$(1)

	Six Months Ended June 30,
	2022	2021	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$481	$177	$304	170.8%	$(1)
Non-comparable owned and leased hotels revenues	121	118	3	3.5%	—
Total owned and leased hotels revenues	$602	$295	$307	104.1%	$(1)
Comparable owned and leased hotels revenues increased during the three and six months ended June 30, 2022, compared to the same periods in the prior year, driven by increased demand and ADR in 2022 due to the ongoing recovery from the COVID-19 pandemic. The decrease in non-comparable owned and leased hotels revenues during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was primarily driven by disposition activity, partially offset by the re-opening of an owned hotel that was closed for an extended period in 2021.

Management, franchise, and other fees revenues.

	Three Months Ended June 30,
	2022	2021	Better / (Worse)
Base management fees	$79	$36	$43	119.2%
Incentive management fees	45	12	33	264.6%
Franchise fees	52	29	23	83.4%
Management and franchise fees	176	77	99	129.4%
Other fees revenues	28	16	12	68.6%
Management, franchise, and other fees	$204	$93	$111	118.3%

	Three Months Ended June 30,
	2022	2021	Better / (Worse)
Management, franchise, and other fees	$204	$93	$111	118.3%
Contra revenue	(9)	(9)	—	(8.0)%
Net management, franchise, and other fees	$195	$84	$111	129.8%

	Six Months Ended June 30,
	2022	2021	Better / (Worse)
Base management fees	$139	$60	$79	131.5%
Incentive management fees	85	20	65	324.4%
Franchise fees	87	46	41	91.9%
Management and franchise fees	311	126	185	147.9%
Other fees revenues	47	30	17	53.7%
Management, franchise, and other fees	$358	$156	$202	129.3%

	Six Months Ended June 30,
	2022	2021	Better / (Worse)
Management, franchise, and other fees	$358	$156	$202	129.3%
Contra revenue	(18)	(17)	(1)	(7.6)%
Net management, franchise, and other fees	$340	$139	$201	144.1%
The increases in management and franchise fees during the three and six months ended June 30, 2022, compared to the same periods in the prior year, were due to increased demand and ADR in 2022 driven by the ongoing recovery from the COVID-19 pandemic as well as portfolio growth. During the three and six months ended June 30, 2022, ALG's base and incentive management fees were $26 million and $53 million, respectively.
Other fees revenues increased for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, primarily driven by fees from marketing services provided by ALG and increased license fees related to our co-branded credit card program.
Distribution and destination management revenues. Distribution and destination management revenues related to ALG Vacations were $256 million and $502 million for the three and six months ended June 30, 2022, respectively, driven by strong leisure travel demand.
Other revenues. During the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, other revenues increased $39 million and $97 million, respectively, primarily driven by the Unlimited Vacation Club paid membership program, which was acquired in the ALG Acquisition, and increases in revenues related to our residential management operations due to the ongoing recovery from the COVID-19 pandemic.

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Three Months Ended June 30,
	2022	2021	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$640	$366	$274	75.1%
Less: rabbi trust impact	21	(11)	32	303.4%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$661	$355	$306	86.6%

	Six Months Ended June 30,
	2022	2021	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$1,180	$626	$554	88.7%
Less: rabbi trust impact	36	(16)	52	330.2%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$1,216	$610	$606	99.5%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties increased during the three and six months ended June 30, 2022, compared to the same periods in the prior year, primarily driven by higher reimbursements for payroll and related expenses at managed properties where we are the employer and reimbursements for costs related to system-wide services provided to managed and franchised properties due to increased hotel operations and performance as a result of the ongoing recovery from the COVID-19 pandemic. During the three and six months ended June 30, 2022, ALG revenues for the reimbursement of costs incurred on behalf of managed and franchised properties were $26 million and $55 million, respectively.
The increases in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, also reflect a $32 million and $52 million decrease, respectively, in marketable securities held to fund our deferred compensation plans through rabbi trusts due to a decline in market performance.
Owned and leased hotels expenses.

	Three Months Ended June 30,
	2022	2021	Better / (Worse)
Comparable owned and leased hotels expenses	$188	$111	$(77)	(70.6)%
Non-comparable owned and leased hotels expenses	46	60	14	24.1%
Rabbi trust impact	(5)	3	8	250.4%
Total owned and leased hotels expenses	$229	$174	$(55)	(32.1)%

	Six Months Ended June 30,
	2022	2021	Better / (Worse)
Comparable owned and leased hotels expenses	$345	$188	$(157)	(83.4)%
Non-comparable owned and leased hotels expenses	102	105	3	2.8%
Rabbi trust impact	(8)	5	13	270.0%
Total owned and leased hotels expenses	$439	$298	$(141)	(47.3)%
The increases in comparable owned and leased hotels expenses during the three and six months ended June 30, 2022, compared to the same periods in the prior year, were primarily due to higher variable expenses driven by increased demand in 2022 due to the ongoing recovery from the COVID-19 pandemic. The decrease in non-comparable owned and leased hotels expenses during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was primarily driven by disposition activity, partially offset by the re-opening of an owned hotel that was closed for an extended period in 2021.

Distribution and destination management expenses. Distribution and destination management expenses related to ALG Vacations were $206 million and $400 million for the three and six months ended June 30, 2022, respectively, driven by strong leisure travel demand.
Depreciation and amortization expenses. Depreciation and amortization expenses increased $31 million and $76 million during the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, respectively, primarily driven by amortization of intangible assets acquired in the ALG Acquisition, partially offset by dispositions of owned hotels.
Other direct costs.  During the three and six months ended June 30, 2022, compared to the same periods in the prior year, other direct costs increased $45 million and $89 million, respectively, primarily driven by the Unlimited Vacation Club paid membership program, which was acquired in the ALG Acquisition, and increases in expenses related to our residential management operations due to the ongoing recovery from the COVID-19 pandemic.
Selling, general, and administrative expenses.

	Three Months Ended June 30,
	2022	2021	Change
Selling, general, and administrative expenses	$76	$86	$(10)	(11.4)%
Less: rabbi trust impact	41	(21)	62	299.8%
Less: stock-based compensation expense	(12)	(8)	(4)	(71.6)%
Adjusted selling, general, and administrative expenses	$105	$57	$48	81.2%

	Six Months Ended June 30,
	2022	2021	Change
Selling, general, and administrative expenses	$187	$181	$6	3.4%
Less: rabbi trust impact	69	(31)	100	323.9%
Less: stock-based compensation expense	(40)	(36)	(4)	(12.3)%
Adjusted selling, general, and administrative expenses	$216	$114	$102	88.7%
Selling, general, and administrative expenses during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, reflect the decline in market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts.
Adjusted selling, general, and administrative expenses exclude the impact of deferred compensation plans funded through rabbi trusts and stock-based compensation expense. Adjusted selling, general, and administrative expenses increased during the three and six months ended June 30, 2022, compared to the same periods in the prior year, primarily driven by costs from the ALG businesses as well as $4 million and $11 million, respectively, of ALG integration-related costs. Adjusted selling, general, and administrative expenses, as we define it, is a non-GAAP measure. See "—Non-GAAP Measures" for further discussion of Adjusted selling, general, and administrative expenses.

Costs incurred on behalf of managed and franchised properties.

	Three Months Ended June 30,
	2022	2021	Change
Costs incurred on behalf of managed and franchised properties	$628	$375	$253	67.6%
Less: rabbi trust impact	21	(11)	32	303.4%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$649	$364	$285	78.5%

	Six Months Ended June 30,
	2022	2021	Change
Costs incurred on behalf of managed and franchised properties	$1,184	$652	$532	81.7%
Less: rabbi trust impact	36	(16)	52	330.2%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$1,220	$636	$584	92.0%
Costs incurred on behalf of managed and franchised properties increased during the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, primarily driven by increased payroll and related expenses at managed properties where we are the employer and expenses related to system-wide services provided to managed and franchised properties due to improved hotel operating performance as a result of the ongoing recovery from the COVID-19 pandemic. During the three and six months ended June 30, 2022, ALG costs incurred on behalf of managed and franchised properties were $25 million and $54 million, respectively.
The increases during the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, also reflect a $32 million and $52 million decrease, respectively, in the value of the marketable securities held to fund our deferred compensation plans through rabbi trusts due to a decline in market performance.
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended June 30,
	2022	2021	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$(41)	$21	$(62)	(299.8)%
Rabbi trust impact allocated to owned and leased hotels expenses	(5)	3	(8)	(250.4)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$(46)	$24	$(70)	(293.1)%

	Six Months Ended June 30,
	2022	2021	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$(69)	$31	$(100)	(323.9)%
Rabbi trust impact allocated to owned and leased hotels expense	(8)	5	(13)	(270.0)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$(77)	$36	$(113)	(316.6)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts decreased during the three and six months ended June 30, 2022, compared to the same periods in the prior year, driven by the performance of the underlying invested assets.

Equity earnings (losses) from unconsolidated hospitality ventures.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Better / (Worse)	2022	2021	Better / (Worse)
Hyatt's share of unconsolidated hospitality ventures net losses excluding foreign currency	$(10)	$(14)	$4	$(21)	$(34)	$13
Net gains (losses) from sales activity related to unconsolidated hospitality ventures (Note 4)	4	(1)	5	4	68	(64)
Hyatt's share of unconsolidated hospitality ventures foreign currency net gains	—	—	—	—	4	(4)
Other (1)	7	(19)	26	9	(18)	27
Equity earnings (losses) from unconsolidated hospitality ventures	$1	$(34)	$35	$(8)	$20	$(28)
(1) During the three and six months ended June 30, 2021, losses primarily related to the debt repayment guarantees that we entered into for the hotel properties in India. See Part I, Item 1 "Financial Statements—Note 12 to the Condensed Consolidated Financial Statements" for additional information.

Gains on sales of real estate.   During the three months ended June 30, 2022 we recognized the following:
•$137 million pre-tax gain related to the sale of Grand Hyatt San Antonio River Walk;
•$51 million pre-tax gain related to the sale of The Driskill;
•$40 million pre-tax gain related to the sale of Hyatt Regency Indian Wells Resort & Spa; and
•$24 million pre-tax gain related to the sale of The Confidante Miami Beach.
During the three months ended June 30, 2021 we recognized a $104 million pre-tax gain related to the sale of Hyatt Regency Lost Pines Resort and Spa.
See Part I, Item 1 "Financial Statements—Note 6 to the Condensed Consolidated Financial Statements" for additional information.
Asset impairments.   During the three months ended June 30, 2022, we recognized a $7 million goodwill impairment charge in connection with the sale of Grand Hyatt San Antonio River Walk. Additionally, during the six months ended June 30, 2022, we recognized $3 million of asset impairment charges related to intangible assets, primarily as a result of contract terminations.
During the three and six months ended June 30, 2021, we recognized $2 million of asset impairment charges related to intangible assets, primarily as a result of contract terminations.
Other income (loss), net.   Other income (loss), net decreased $44 million and $66 million during the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. See Part I, Item 1 "Financial Statements—Note 18 to the Condensed Consolidated Financial Statements" for additional information.

Provision for income taxes.

	Three Months Ended June 30,
	2022	2021	Change
Income before income taxes	$312	$6	$306	NM
Provision for income taxes	(106)	(15)	(91)	(578.5)%
Effective tax rate	33.7%	227.6%		(193.9)%

	Six Months Ended June 30,
	2022	2021	Change
Income (loss) before income taxes	$241	$(112)	$353	315.8%
Provision for income taxes	(108)	(201)	93	46.4%
Effective tax rate	44.7%	(180.0)%		224.7%
The increase in the provision for income taxes during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was primarily attributable to the sales of Hyatt Regency Indian Wells Resort & Spa, Grand Hyatt San Antonio River Walk, The Driskill, and The Confidante Miami Beach.
The decrease in the provision for income taxes during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily driven by a non-cash expense to recognize a full valuation allowance on U.S. federal and state deferred tax assets in 2021. See Part I, Item 1 "Financial Statements—Note 11 to the Condensed Consolidated Financial Statements."
Segment Results
As described in Part I, Item 1 "Financial Statements—Note 16 to the Condensed Consolidated Financial Statements," we evaluate segment operating performance using owned and leased hotels revenues; management, franchise, and other fees revenues; distribution and destination management revenues; and Adjusted EBITDA.
During the three and six months ended June 30, 2022, our segment revenues, comparable RevPAR, and Adjusted EBITDA improved significantly in most markets, compared to the three and six months ended June 30, 2021, which were negatively impacted by the COVID-19 pandemic.
Owned and leased hotels segment revenues.

	Three Months Ended June 30,
	2022	2021	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$286	$121	$165	134.6%	$(1)
Non-comparable owned and leased hotels revenues	49	73	(24)	(32.4)%	—
Total segment revenues	$335	$194	$141	71.9%	$(1)

	Six Months Ended June 30,
	2022	2021	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$495	$183	$312	169.3%	$(1)
Non-comparable owned and leased hotels revenues	117	118	(1)	(0.4)%	—
Total segment revenues	$612	$301	$311	103.0%	$(1)
Comparable owned and leased hotels revenues increased during the three and six months ended June 30, 2022, compared to the same periods in the prior year, driven by increased demand and ADR in 2022 due to the ongoing recovery from the COVID-19 pandemic.
Non-comparable owned and leased hotels revenues decreased during the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, primarily driven by disposition activity, partially offset by the re-opening of an owned hotel that was closed for an extended period in 2021.

	Three Months Ended June 30,
	RevPAR		Occupancy		ADR
	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
Comparable owned and leased hotels	$186	140.1%	70.4%	30.8% pts	$265	35.2%

	Six Months Ended June 30,
	RevPAR		Occupancy		ADR
	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
Comparable owned and leased hotels	$161	180.4%	61.7%	30.9% pts	$261	39.8%
The increases in RevPAR at our comparable owned and leased hotels during the three and six months ended June 30, 2022, compared to the same periods in the prior year, were due to continued recovery from the COVID-19 pandemic, primarily driven by strong leisure transient demand and ADR across various markets in the United States and Europe as well as growing momentum in group and business transient travel.
During the three months ended June 30, 2022, we removed four properties from the comparable owned and leased hotels results as they were sold and combined two properties, thereby reducing the number of properties within our comparable owned and leased hotel results by one. Additionally, during the six months ended June 30, 2022, we removed one property from the comparable owned and leased hotels results as the property is undergoing a significant renovation.
Owned and leased hotels segment Adjusted EBITDA.

	Three Months Ended June 30,
	2022	2021	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$82	$11	$71	687.5%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	17	1	16	NM
Segment Adjusted EBITDA	$99	$12	$87	752.4%

	Six Months Ended June 30,
	2022	2021	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$130	$(14)	$144	998.3%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	23	(3)	26	NM
Segment Adjusted EBITDA	$153	$(17)	$170	NM
The increases in Adjusted EBITDA at our owned and leased hotels for the three and six months ended June 30, 2022, compared to the same periods in the prior year, were primarily driven by increases in comparable owned and leased hotels revenues, partially offset by increases in comparable owned and leased hotels expenses due to higher variable expenses incurred as a result of higher demand in 2022 related to the ongoing recovery from the COVID-19 pandemic.
Our pro rata share of Adjusted EBITDA from our unconsolidated hospitality ventures increased during the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily driven by the increased demand during 2022 due to continued recovery from the COVID-19 pandemic.

Americas management and franchising segment revenues.

	Three Months Ended June 30,
	2022	2021	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$132	$66	$66	101.5%
Contra revenue	(6)	(5)	(1)	(32.0)%
Other revenues	25	19	6	35.5%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	557	327	230	70.4%
Total segment revenues	$708	$407	$301	74.3%

	Six Months Ended June 30,
	2022	2021	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$227	$104	$123	118.6%
Contra revenue	(12)	(9)	(3)	(27.6)%
Other revenues	63	36	27	73.8%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	1,018	554	464	83.7%
Total segment revenues	$1,296	$685	$611	89.3%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
The increases in management, franchise, and other fees for the three and six months ended June 30, 2022, compared to the same periods in the prior year, were driven by the continued recovery from the COVID-19 pandemic, which was led by certain markets in the United States, particularly leisure destinations.
The increases in other revenues for the three and six months ended June 30, 2022, compared to the same periods in the prior year, were driven by our residential management business due to continued recovery from the COVID-19 pandemic.

	Three Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
Americas full service	$175	112.0%	70.2%	27.7% pts	$250	28.5%
Americas select service	$117	55.2%	74.6%	11.6% pts	$157	31.3%

	Six Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
Americas full service	$150	136.1%	61.0%	26.5% pts	$245	33.5%
Americas select service	$100	62.6%	68.1%	12.7% pts	$147	32.5%
The RevPAR increases at our comparable system-wide full service and select service hotels during the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, were due to the continued recovery from the COVID-19 pandemic, primarily driven by ADR as well as demand increases from leisure transient business with increased contributions from group and business transient travel.
During the three months ended June 30, 2022, we removed three properties from the comparable Americas full service system-wide hotel results as they left the hotel portfolio and combined two properties, thereby reducing the number of properties within our comparable Americas full service system-wide hotel results by one. During the six months ended June 30, 2022, we removed two additional properties from the comparable Americas full service system-wide hotel results as one property left the hotel portfolio and one property is undergoing a significant renovation.
During the three months ended June 30, 2022, we removed one property that left the hotel portfolio from the comparable Americas select service system-wide hotel results. During the six months ended June 30, 2022, we removed one additional property that left the hotel portfolio from the comparable Americas select service system-wide hotel results.
Americas management and franchising segment Adjusted EBITDA.

	Three Months Ended June 30,
	2022	2021	Better / (Worse)
Segment Adjusted EBITDA	$117	$54	$63	115.3%

	Six Months Ended June 30,
	2022	2021	Better / (Worse)
Segment Adjusted EBITDA	$202	$82	$120	145.8%
The increases in Adjusted EBITDA during the three and six months ended June 30, 2022, compared to the same periods in the prior year, were primarily driven by the increases in management and franchise fees.
ASPAC management and franchising segment revenues.

	Three Months Ended June 30,
	2022	2021	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$18	$20	$(2)	(12.1)%
Contra revenue	(1)	(1)	—	(6.8)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	34	24	10	39.6%
Total segment revenues	$51	$43	$8	16.9%

	Six Months Ended June 30,
	2022	2021	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$32	$35	$(3)	(7.5)%
Contra revenue	(2)	(2)	—	(11.5)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	63	44	19	41.3%
Total segment revenues	$93	$77	$16	20.2%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
The decreases in management, franchise, and other fees for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, were driven by decreases in management fees in Greater China due to COVID-19-related restrictions in certain markets. The decreases for the three and six months ended June 30, 2022, compared to the same periods in the prior year, were partially offset by increased management fees driven by improved demand in markets outside of Greater China.

	Three Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
ASPAC full service	$71	0.8%	43.9%	(2.3)% pts	$161	6.2%
ASPAC select service	$33	(22.6)%	49.9%	(11.6)% pts	$66	(4.5)%

	Six Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
ASPAC full service	$67	7.4%	40.6%	(0.4)% pts	$165	8.6%
ASPAC select service	$32	(16.1)%	47.5%	(9.1)% pts	$68	0.0%
Comparable full service RevPAR increased for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, primarily due to increased demand and ADR in Northeast Asia, Southeast Asia, and Australia, largely offset by decreased demand and ADR within Greater China.
Comparable select service RevPAR decreased for the three and six months ended June 30, 2022, compared to the same period in the prior year, primarily driven by decreased demand in Greater China.
During the three months ended June 30, 2022, one property was removed from the comparable ASPAC full service hotel results as it is undergoing a significant renovation, and two properties were removed from the comparable ASPAC select service system-wide hotel results as one property left the hotel portfolio and one property had suspended operations.
ASPAC management and franchising segment Adjusted EBITDA.

	Three Months Ended June 30,
	2022	2021	Better / (Worse)
Segment Adjusted EBITDA	$6	$10	$(4)	(40.5)%

	Six Months Ended June 30,
	2022	2021	Better / (Worse)
Segment Adjusted EBITDA	$11	$15	$(4)	(28.6)%
The decreases in Adjusted EBITDA during the three and six months ended June 30, 2022, compared to the same periods in the prior year, were primarily driven by the decreases in management and franchise fees.

EAME/SW Asia management and franchising segment revenues.

	Three Months Ended June 30,
	2022	2021	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$21	$6	$15	222.5%
Contra revenue	(2)	(3)	1	33.9%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	23	15	8	64.4%
Total segment revenues	$42	$18	$24	141.9%

	Six Months Ended June 30,
	2022	2021	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$36	$13	$23	173.9%
Contra revenue	(4)	(6)	2	30.2%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	44	28	16	62.6%
Total segment revenues	$76	$35	$41	121.9%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
The increases in management, franchise, and other fees during the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, were driven by increases in base and incentive management fees across certain markets in Western Europe and the Middle East primarily due to the continued recovery from the COVID-19 pandemic. The three months ended June 30, 2022 also benefited from increased management fees in India as certain travel restrictions were eased.

	Three Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
EAME/SW Asia full service	$135	239.9%	65.2%	36.6% pts	$208	49.3%
EAME/SW Asia select service	$62	148.2%	71.9%	32.1% pts	$87	37.4%

	Six Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
EAME/SW Asia full service	$113	204.5%	57.0%	28.1% pts	$198	54.5%
EAME/SW Asia select service	$57	119.2%	64.0%	22.4% pts	$89	42.5%
Comparable system-wide hotels RevPAR increased during the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, primarily driven by certain leisure destinations in Western Europe, the Middle East, and India due to the continued recovery from the COVID-19 pandemic.
During the three months ended June 30, 2022, three properties were removed from the comparable EAME/SW Asia full service system-wide hotel results due to suspended operations. During the six months ended June 30, 2022, we removed two additional properties from the comparable EAME/SW Asia full service system-wide hotel results as one property left the hotel portfolio and one property had suspended operations.
During the six months ended June 30, 2022, one property was removed from the comparable EAME/SW Asia select service system-wide hotel results as it converted from franchised to managed.

EAME/SW Asia management and franchising segment Adjusted EBITDA.

	Three Months Ended June 30,
	2022	2021	Better / (Worse)
Segment Adjusted EBITDA	$13	$(1)	$14	NM

	Six Months Ended June 30,
	2022	2021	Better / (Worse)
Segment Adjusted EBITDA	$19	$(1)	$20	NM
During the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, Adjusted EBITDA increased primarily due to the increases in management, franchise, and other fees revenues.
Apple Leisure Group segment revenues.

	Three Months Ended June 30,
	2022	2021	Better / (Worse)
Segment revenues
Owned and leased hotels	$4	$—	$4	NM
Management, franchise, and other fees	36	—	36	NM
Distribution and destination management	256	—	256	NM
Other revenues	33	—	33	NM
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	26	—	26	NM
Total segment revenues	$355	$—	$355	NM

	Six Months Ended June 30,
	2022	2021	Better / (Worse)
Segment revenues
Owned and leased hotels	$4	$—	$4	NM
Management, franchise, and other fees	66	—	66	NM
Distribution and destination management	502	—	502	NM
Other revenues	67	—	67	NM
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	55	—	55	NM
Total segment revenues	$694	$—	$694	NM
For the three and six months ended June 30, 2022, management, franchise, and other fees revenues reflect Net Package RevPAR of $205 and $209, respectively, for ALG resorts in the Americas, including resorts in Mexico, the Caribbean, Central America, and South America. For the three and six months ended June 30, 2022, management, franchise, and other fees revenues reflect Net Package RevPAR of $80 and $78, respectively, for ALG resorts in Europe.

Apple Leisure Group segment Adjusted EBITDA.

	Three Months Ended June 30,
	2022	2021	Change
Segment Adjusted EBITDA	$54	$—	$54	NM

Net Deferral activity
Increase in deferred revenue	$52	$—	$52	NM
Increase in deferred costs	(27)	—	(27)	NM
Net Deferrals	$25	$—	$25	NM
Increase in Net Financed Contracts	$15	$—	$15	NM

	Six Months Ended June 30,
	2022	2021	Change
Segment Adjusted EBITDA	$110	$—	$110	NM

Net Deferral activity
Increase in deferred revenue	$101	$—	$101	NM
Increase in deferred costs	(52)	—	(52)	NM
Net Deferrals	$49	$—	$49	NM
Increase in Net Financed Contracts	$22	$—	$22	NM
During the three and six months ended June 30, 2022, ALG benefited from the sale of new Unlimited Vacation Club membership contracts, which increased Net Deferrals and Net Financed Contracts. Net Deferrals will increase revenues and expenses recognized over the estimated membership period, and Net Financed Contracts represents an estimate of future cash flows to the Company.
Corporate and other.

	Three Months Ended June 30,
	2022	2021	Better / (Worse)
Revenues	$13	$11	$2	21.5%
Adjusted EBITDA	$(34)	$(21)	$(13)	(62.2)%

	Six Months Ended June 30,
	2022	2021	Better / (Worse)
Revenues	$27	$19	$8	40.9%
Adjusted EBITDA	$(72)	$(45)	$(27)	(57.9)%
Revenues increased during the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, driven by increased revenues related to our co-branded credit card program.
Adjusted EBITDA decreased during the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, primarily driven by increases in certain selling, general, administrative expenses, including $4 million and $11 million, respectively, of ALG integration-related costs, as well as increases in payroll and related costs due to increased headcount.

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

Net Financed Contracts
Net Financed Contracts represent Unlimited Vacation Club contracts signed during the period for which an initial cash down payment has been received and the remaining balance is contractually due in monthly installments over an average term of less than 4 years. The Net Financed Contract balance is calculated as the unpaid portion of membership contracts reduced by expenses related to fulfilling the membership program contracts and further reduced by an allowance for future estimated uncollectible installments. Net Financed Contract balances are not reported on our condensed consolidated balance sheets as our right to collect future installments is conditional on our ability to provide continuous access to member benefits at ALG resorts over the contract term, and the associated expenses to fulfill the membership contracts become liabilities of the Company only after the installments are collected. We believe Net Financed Contracts is useful to investors as it represents an estimate of future cash flows due in accordance with contracts signed in the current period. At June 30, 2022, the Net Financed Contract balance not recorded on our condensed consolidated balance sheet was $155 million.
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
The table below provides a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA:

	Three Months Ended June 30,
	2022	2021	Change
Net income (loss) attributable to Hyatt Hotels Corporation	$206	$(9)	$215	NM
Interest expense	38	42	(4)	(7.7)%
Provision for income taxes	106	15	91	578.5%
Depreciation and amortization	105	74	31	40.7%
EBITDA	455	122	333	270.8%
Contra revenue	9	9	—	8.0%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(640)	(366)	(274)	(75.1)%
Costs incurred on behalf of managed and franchised properties	628	375	253	67.6%
Equity (earnings) losses from unconsolidated hospitality ventures	(1)	34	(35)	(104.1)%
Stock-based compensation expense	12	8	4	71.6%
Gains on sales of real estate	(251)	(105)	(146)	(138.2)%
Asset impairments	7	2	5	177.5%
Other (income) loss, net	19	(25)	44	175.3%
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	17	1	16	NM
Adjusted EBITDA	$255	$55	$200	365.4%

	Six Months Ended June 30,
	2022	2021	Change
Net income (loss) attributable to Hyatt Hotels Corporation	$133	$(313)	$446	142.6%
Interest expense	78	83	(5)	(5.7)%
Provision for income taxes	108	201	(93)	(46.4)%
Depreciation and amortization	224	148	76	51.3%
EBITDA	543	119	424	356.2%
Contra revenue	18	17	1	7.6%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(1,180)	(626)	(554)	(88.7)%
Costs incurred on behalf of managed and franchised properties	1,184	652	532	81.7%
Equity (earnings) losses from unconsolidated hospitality ventures	8	(20)	28	141.2%
Stock-based compensation expense	40	36	4	12.3%
Gains on sales of real estate	(251)	(105)	(146)	(138.2)%
Asset impairments	10	2	8	317.1%
Other (income) loss, net	29	(37)	66	176.7%
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	23	(3)	26	NM
Adjusted EBITDA	$424	$35	$389	NM
Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments, and cash generated from our operations. As part of our long-term business strategy, we use net proceeds from dispositions to pay down debt; support new investment opportunities, including acquisitions; and return capital to our shareholders when appropriate. If we deem it necessary, we borrow cash under our revolving credit facility or from other third-party sources and raise funds by issuing debt or equity securities. We maintain a cash investment policy that emphasizes the preservation of capital.
We expect to successfully execute our commitment announced in August of 2021 to realize $2.0 billion of proceeds from the disposition of owned assets, net of acquisitions, by the end of 2024. At August 9, 2022, we have realized $681 million of proceeds from the net disposition of owned assets as part of this commitment.
We may, from time to time, seek to retire or purchase our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. Such repurchases or exchanges, if any, will depend on prevailing market conditions, restrictions in our existing or future financing arrangements, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. During the quarter ended June 30, 2022, we returned $101 million of capital to our shareholders through share repurchases and repurchased $15 million of our Senior Notes. Additionally, we reduced our outstanding debt through the legal defeasance of $166 million of the Series 2005 Bonds. During the three and six months ended June 30, 2022, there were no dividend payments.
We believe that our cash position, short-term investments, and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives in both the short term and long term.
Recent Transactions Affecting our Liquidity and Capital Resources
During the six months ended June 30, 2022 and June 30, 2021, various transactions impacted our liquidity. See "—Sources and Uses of Cash."

Sources and Uses of Cash

	Six Months Ended June 30,
	2022	2021
Cash provided by (used in):
Operating activities	$383	$(58)
Investing activities	201	47
Financing activities	(142)	(16)
Effect of exchange rate changes on cash	11	(7)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$453	$(34)
Cash Flows from Operating Activities
Cash provided by (used in) operating activities increased $441 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to improved performance driven by continued recovery from the COVID-19 pandemic and the acquisition of ALG. Cash provided by operating activities in 2022 also includes increased working capital driven by ALG's cash deposits received related to significant booking demand within ALG Vacations.
Cash Flows from Investing Activities
During the six months ended June 30, 2022:
•We received $227 million of proceeds, net of closing costs and proration adjustments, from the sale of The Confidante Miami Beach.
•We received $136 million of proceeds, net of closing costs and proration adjustments, from the sale of Hyatt Regency Indian Wells Resort & Spa.
•We received $119 million of proceeds, net of closing costs and proration adjustments, from the sale of The Driskill.
•We received $109 million of cash consideration, net of closing costs, from the sale of Grand Hyatt San Antonio River Walk.
•We invested $275 million in net purchases of marketable securities and short-term investments.
•We invested $104 million in capital expenditures (see "—Capital Expenditures").
•We paid $39 million related to the ALG Acquisition for amounts due back to the seller for purchase price adjustments.
During the six months ended June 30, 2021:
•We received $268 million of proceeds, net of closing costs and proration adjustments, from the sale of Hyatt Regency Lost Pines Resort and Spa.
•We received $60 million in net proceeds of marketable securities and short-term investments.
•We received $25 million of proceeds from the sales activity related to certain equity method investments and the redemption of a HTM debt security.
•We acquired Alila Ventana Big Sur for $146 million of cash, net of closing costs and proration adjustments.
•We purchased our partner's interest in the entities that own Grand Hyatt São Paulo for $6 million of cash, and we repaid the $78 million third-party mortgage loan on the property.
•We invested $37 million in capital expenditures (see "—Capital Expenditures").
•We invested $24 million in unconsolidated hospitality ventures.

Cash Flows from Financing Activities
During the six months ended June 30, 2022:
•We repurchased 1,210,402 shares of Class A common stock for an aggregate purchase price of $101 million.
•We repurchased $15 million of our Senior Notes.
~~•~~We utilized $8 million of restricted cash to defease the Series 2005 Bonds.
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

	June 30, 2022	December 31, 2021
Consolidated debt (1)	$3,804	$3,978
Stockholders' equity	3,609	3,563
Total capital	7,413	7,541
Total debt to total capital	51.3%	52.8%
Consolidated debt (1)	3,804	3,978
Less: cash and cash equivalents and short-term investments	(1,955)	(1,187)
Net consolidated debt	$1,849	$2,791
Net debt to total capital	24.9%	37.0%
(1) Excludes approximately $589 million and $581 million of our share of unconsolidated hospitality venture indebtedness at June 30, 2022 and December 31, 2021, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance and technology, enhancements to existing properties, and other. We have been, and will continue to be, disciplined with respect to our capital spending, taking into account our cash flow from operations.

	Six Months Ended June 30,
	2022	2021
Enhancements to existing properties	$59	$23
Maintenance and technology	40	14
Other	5	—
Total capital expenditures	$104	$37
The increase in enhancements to existing properties is primarily driven by increased renovation spend at an owned hotel in 2022. Total capital expenditures for the six months ended June 30, 2022 include $13 million related to ALG. Excluding ALG, our capital expenditures continue to be below pre-COVID-19 pandemic levels.

Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at June 30, 2022, as described in Part I, Item 1 "Financial Statements—Note 9 to the Condensed Consolidated Financial Statements." Interest on the Senior Notes is payable semi-annually or quarterly.

Outstanding principal amount
$300 million senior unsecured notes maturing in 2023—floating rate notes	$300
$350 million senior unsecured notes maturing in 2023—3.375%	350
$700 million senior unsecured notes maturing in 2023—1.300%	700
$750 million senior unsecured notes maturing in 2024—1.800%	746
$450 million senior unsecured notes maturing in 2025—5.375%	450
$400 million senior unsecured notes maturing in 2026—4.850%	400
$400 million senior unsecured notes maturing in 2028—4.375%	399
$450 million senior unsecured notes maturing in 2030—5.750%	440
Total Senior Notes	$3,785
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at June 30, 2022.
Revolving Credit Facility
On May 18, 2022, we entered into a new credit agreement that refinanced and replaced in its entirety our prior revolving credit facility. The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions. At both June 30, 2022 and December 31, 2021, we had no balance outstanding. See Part I, Item 1 "Financial Statements—Note 9 to the Condensed Consolidated Financial Statements."
We are in compliance with all applicable covenants under the revolving credit facility at June 30, 2022.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $270 million and $276 million in letters of credit issued directly with financial institutions outstanding at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, these letters of credit had weighted-average fees of approximately 154 basis points and typically have maturity dates of up to one year.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk, primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At June 30, 2022, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. We enter into interest rate derivative transactions from time to time, including interest rate swaps and interest rate locks, in order to maintain a level of exposure to interest rate variability that we deem acceptable. At both June 30, 2022 and December 31, 2021, we did not hold any interest rate swap contracts or have outstanding interest rate locks.
The following table sets forth the contractual maturities and the total fair values at June 30, 2022 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2022	2023	2024	2025	2026	Thereafter	Total carrying amount (1)	Total fair value (1)
Fixed-rate debt	$—	$1,051	$746	$450	$400	$839	$3,486	$3,408
Average interest rate (2)							3.46%
Floating-rate debt (3)	$1	$304	$4	$4	$4	$14	$331	$340
Average interest rate (2)							2.32%
(1) Excludes $7 million of finance lease obligations and $20 million of unamortized discounts and deferred financing fees.
(2) Average interest rate at June 30, 2022.
(3) Includes Grand Hyatt Rio de Janeiro construction loan, which had an 8.01% interest rate at June 30, 2022.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, were $170 million and $184 million at June 30, 2022 and December 31, 2021, respectively.
We intend to offset the gains and losses related to our third-party debt and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on our annual net income (loss). Our exposure to market risk has not materially changed from what we previously disclosed in our 2021 Form 10-K.
For the three and six months ended June 30, 2022, the effects of these derivative instruments resulted in $12 million and $17 million of net gains, respectively, recognized in other income (loss), net on our condensed consolidated statements of income (loss). For the three and six months ended June 30, 2021, the effects of these derivative instruments resulted in insignificant gains (losses) recognized in other income (loss), net on our condensed consolidated statements of income (loss). We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect to our net income (loss). At both June 30, 2022 and December 31, 2021, we had insignificant assets recorded in prepaids and other assets on our condensed consolidated balance sheets related to derivative instruments.

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
Item 1A. Risk Factors.
At June 30, 2022, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Item 1A to Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock during the quarter ended June 30, 2022:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
April 1 to April 30, 2022	—	$—	—	$927,760,966
May 1 to May 31, 2022	990,402	82.17	990,402	$846,380,843
June 1 to June 30, 2022	220,000	88.63	220,000	$826,882,975
Total	1,210,402	$83.34	1,210,402
(1)On each of October 30, 2018 and December 18, 2019, we announced the approvals of the expansions of our share repurchase program. Under each approval, we are authorized to purchase up to an additional $750 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the program may be suspended or discontinued at any time and does not have an expiration date. Following the suspension of our share repurchase program in March 2020, we resumed share repurchases in May 2022. At June 30, 2022, we had approximately $827 million remaining under the share repurchase authorization.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Hyatt Hotels Corporation

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 11, 2014)

10.1
Credit Agreement, dated as of May 18, 2022, by and among Hyatt Hotels Corporation, as borrower, certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, Bank of America, National Association, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, BofA Securities, Inc., Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A. and The Bank of Nova Scotia, as joint bookrunners and co-lead arrangers, JPMorgan Chase Bank, N.A., The Bank of Nova Scotia, Deutsche Bank AG New York Branch, Goldman Sachs Lending Partners LLC, PNC Bank, National Association, Truist Bank and U.S. Bank National Association, as co-documentation agents, and Credit Agricole Corporate and Investment Bank, Fifth Third Bank, National Association and Sumitomo Mitsui Banking Corporation, as co-senior managing agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 24, 2022)

+10.2
Form of HHC 2022-2024 Performance Share Unit Agreement under the Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 24, 2022)

+10.3
Form of ALG 2022-2024 Performance Share Unit Agreement under the Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 24, 2022)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Hyatt Hotels Corporation

Date:	August 9, 2022	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Hyatt Hotels Corporation

Date:	August 9, 2022	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)