Form 10-Q
period 2022-09-30
Hyatt Hotels Corp
filed 2022-11-03
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At October 28, 2022, there were 48,101,088 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 59,017,749 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
REVENUES:
Owned and leased hotels	$309	$263	$911	$558
Management, franchise, and other fees	224	113	582	269
Contra revenue	(9)	(9)	(27)	(26)
Net management, franchise, and other fees	215	104	555	243
Distribution and destination management	244	—	746	—
Other revenues	68	28	206	69
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	705	456	1,885	1,082
Total revenues	1,541	851	4,303	1,952
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	236	208	675	506
Distribution and destination management	186	—	586	—
Depreciation and amortization	96	71	320	219
Other direct costs	73	31	209	78
Selling, general, and administrative	108	69	295	250
Costs incurred on behalf of managed and franchised properties	697	465	1,881	1,117
Direct and selling, general, and administrative expenses	1,396	844	3,966	2,170
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	(12)	(1)	(89)	35
Equity earnings (losses) from unconsolidated hospitality ventures	2	(12)	(6)	8
Interest expense	(38)	(40)	(116)	(123)
Gains (losses) on sales of real estate	(1)	307	250	412
Asset impairments	(9)	—	(19)	(2)
Other income (loss), net	(24)	(3)	(53)	34
INCOME BEFORE INCOME TAXES	63	258	304	146
PROVISION FOR INCOME TAXES	(35)	(138)	(143)	(339)
NET INCOME (LOSS)	28	120	161	(193)
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$28	$120	$161	$(193)
EARNINGS (LOSSES) PER SHARE—Basic
Net income (loss)	$0.25	$1.17	$1.46	$(1.89)
Net income (loss) attributable to Hyatt Hotels Corporation	$0.25	$1.17	$1.46	$(1.89)
EARNINGS (LOSSES) PER SHARE—Diluted
Net income (loss)	$0.25	$1.15	$1.44	$(1.89)
Net income (loss) attributable to Hyatt Hotels Corporation	$0.25	$1.15	$1.44	$(1.89)

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income (loss)	$28	$120	$161	$(193)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $— for the three and nine months ended September 30, 2022 and September 30, 2021	(22)	(24)	(35)	(53)
Unrealized gains on derivative activity, net of tax of $— for the three and nine months ended September 30, 2022 and September 30, 2021	2	1	5	5
Unrealized losses on available-for-sale debt securities, net of tax of $— for the three and nine months ended September 30, 2022 and September 30, 2021	(5)	—	(15)	(1)
Other comprehensive loss	(25)	(23)	(45)	(49)
COMPREHENSIVE INCOME (LOSS)	3	97	116	(242)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$3	$97	$116	$(242)

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,223	$960
Restricted cash	356	57
Short-term investments	151	227
Receivables, net of allowances of $58 and $53 at September 30, 2022 and December 31, 2021, respectively	702	633
Inventories	9	10
Prepaids and other assets	128	149
Prepaid income taxes	35	26
Assets held for sale	30	—
Total current assets	2,634	2,062
Equity method investments	182	216
Property and equipment, net	2,361	2,848
Financing receivables, net of allowances of $43 and $69 at September 30, 2022 and December 31, 2021, respectively	63	41
Operating lease right-of-use assets	370	446
Goodwill	3,120	2,965
Intangibles, net	1,749	1,977
Deferred tax assets	11	14
Other assets	1,912	2,034
TOTAL ASSETS	$12,402	$12,603
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$654	$10
Accounts payable	402	523
Accrued expenses and other current liabilities	445	299
Current contract liabilities	1,219	1,178
Accrued compensation and benefits	195	187
Current operating lease liabilities	36	35
Liabilities held for sale	6	—
Total current liabilities	2,957	2,232
Long-term debt	3,150	3,968
Long-term contract liabilities	1,481	1,349
Long-term operating lease liabilities	293	349
Other long-term liabilities	1,075	1,139
Total liabilities	8,956	9,037
Commitments and contingencies (see Note 12)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding at September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 48,412,428 issued and outstanding at September 30, 2022, and Class B common stock, $0.01 par value per share, 391,012,161 shares authorized, 59,017,749 shares issued and outstanding at September 30, 2022. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 50,322,050 issued and outstanding at December 31, 2021, and Class B common stock, $0.01 par value per share, 391,647,683 shares authorized, 59,653,271 shares issued and outstanding at December 31, 2021	1	1
Additional paid-in capital	404	640
Retained earnings	3,328	3,167
Accumulated other comprehensive loss	(290)	(245)
Total stockholders' equity	3,443	3,563
Noncontrolling interests in consolidated subsidiaries	3	3
Total equity	3,446	3,566
TOTAL LIABILITIES AND EQUITY	$12,402	$12,603
See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$161	$(193)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	320	219
Gains on sales of real estate	(250)	(412)
Amortization of share awards	47	49
Amortization of operating lease right-of-use assets	25	20
Deferred income taxes	(7)	210
Asset impairments	19	2
Equity (earnings) losses from unconsolidated hospitality ventures	6	(8)
Loss on extinguishment of debt	8	—
Contra revenue	27	26
Unrealized (gains) losses, net	68	(20)
Distributions from unconsolidated hospitality ventures	11	—
Working capital changes and other	(32)	316
Net cash provided by operating activities	403	209
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(780)	(693)
Proceeds from marketable securities and short-term investments	886	1,002
Contributions to equity method and other investments	(7)	(28)
Return of equity method and other investments	38	25
Acquisitions, net of cash acquired	(174)	(237)
Capital expenditures	(142)	(65)
Issuance of financing receivables	(22)	(20)
Proceeds from sales of real estate, net of cash disposed	590	759
Other investing activities	41	(5)
Net cash provided by investing activities	430	738
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments and repurchases of debt	(17)	(258)
Repurchases of common stock	(263)	—
Proceeds from issuance of Class A common stock, net of offering costs of $— and $25, respectively	—	575
Utilization of restricted cash for legal defeasance of Series 2005 Bonds	(8)	—
Other financing activities	(17)	(17)
Net cash provided by (used in) financing activities	(305)	300
EFFECT OF EXCHANGE RATE CHANGES ON CASH	26	(3)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, INCLUDING CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CLASSIFIED WITHIN CURRENT ASSETS HELD FOR SALE	554	1,244
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH RECLASSIFIED TO ASSETS HELD FOR SALE	(2)	—
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	552	1,244
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—BEGINNING OF YEAR	1,065	1,237
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—END OF PERIOD	$1,617	$2,481

See accompanying Notes to condensed consolidated financial statements.
Supplemental disclosure of cash flow information:

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$1,223	$2,418
Restricted cash (1)	356	15
Restricted cash included in other assets (1)	38	48
Total cash, cash equivalents, and restricted cash	$1,617	$2,481

(1) Restricted cash generally represents debt service on bonds, escrow deposits, and other arrangements. At September 30, 2022, restricted cash included cash in escrow for the redemption of our floating rate senior notes due 2023 (see Note 9).

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash paid during the period for interest	$95	$116
Cash paid (received) during the period for income taxes, net	$87	$(244)
Cash paid for amounts included in the measurement of operating lease liabilities	$33	$27
Non-cash investing and financing activities are as follows:
Non-cash contributions to equity method and other investments (Note 12)	$—	$42
Change in accrued capital expenditures	$5	$1
Non-cash right-of-use assets obtained in exchange for operating lease liabilities	$20	$16
Non-cash legal defeasance of Series 2005 Bonds (see Note 6)	$166	$—
Non-cash reduction in right-of-use assets and operating lease liabilities for lease reassessment	$12	$—
Non-cash held-to-maturity debt security received (see Note 6)	$19	$—
Non-cash repurchases of common stock (see Note 13)	$16	$—

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions of dollars, except share and per share amounts)
(Unaudited)

	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
	Class	Class	Class	Class
	A	B	A	B
BALANCE—January 1, 2021	39,250,241	62,038,918	$1	$—	$13	$3,389	$(192)	$3	$3,214
Total comprehensive loss	—	—	—	—	—	(304)	(45)	—	(349)
Employee stock plan issuance	10,992	—	—	—	1	—	—	—	1
Class share conversions	800,169	(800,169)	—	—	—	—	—	—	—
Share-based payment activity	462,103	—	—	—	22	—	—	—	22
BALANCE—March 31, 2021	40,523,505	61,238,749	1	—	36	3,085	(237)	3	2,888
Total comprehensive income	—	—	—	—	—	(9)	19	—	10
Employee stock plan issuance	9,603	—	—	—	1	—	—	—	1
Class share conversions	614,831	(614,831)	—	—	—	—	—	—	—
Share-based payment activity	11,150	—	—	—	10	—	—	—	10
BALANCE—June 30, 2021	41,159,089	60,623,918	1	—	47	3,076	(218)	3	2,909
Total comprehensive income	—	—	—	—	—	120	(23)	—	97
Employee stock plan issuance	12,129	—	—	—	—	—	—	—	—
Class share conversions	970,647	(970,647)	—	—	—	—	—	—	—
Share-based payment activity	95,731	—	—	—	8	—	—	—	8
Issuance of Class A common stock	8,050,000	—	—	—	575	—	—	—	575
BALANCE—September 30, 2021	50,287,596	59,653,271	$1	$—	$630	$3,196	$(241)	$3	$3,589

BALANCE—January 1, 2022	50,322,050	59,653,271	$1	$—	$640	$3,167	$(245)	$3	$3,566
Total comprehensive loss	—	—	—	—	—	(73)	14	—	(59)
Employee stock plan issuance	12,221	—	—	—	1	—	—	—	1
Class share conversions	635,522	(635,522)	—	—	—	—	—	—	—
Share-based payment activity	303,355	—	—	—	16	—	—	—	16
BALANCE—March 31, 2022	51,273,148	59,017,749	1	—	657	3,094	(231)	3	3,524
Total comprehensive income	—	—	—	—	—	206	(34)	—	172
Repurchases of common stock	(1,210,402)	—	—	—	(101)	—	—	—	(101)
Employee stock plan issuance	13,963	—	—	—	1	—	—	—	1
Share-based payment activity	19,623	—	—	—	16	—	—	—	16
BALANCE—June 30, 2022	50,096,332	59,017,749	1	—	573	3,300	(265)	3	3,612
Total comprehensive income	—	—	—	—	—	28	(25)	—	3
Repurchases of common stock	(1,865,489)	—	—	—	(162)	—	—	—	(162)
Liability for repurchases of common stock (1)	—	—	—	—	(16)	—	—	—	(16)
Employee stock plan issuance	18,143	—	—	—	2	—	—	—	2
Share-based payment activity	163,442	—	—	—	7	—	—	—	7
BALANCE—September 30, 2022	48,412,428	59,017,749	$1	$—	$404	$3,328	$(290)	$3	$3,446
(1) Represents repurchases of 189,000 shares for $16 million that were initiated prior to September 30, 2022, but settled in the fourth quarter of 2022. At September 30, 2022, the shares were included in shares outstanding and the liability was recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet.

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)
1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively, "Hyatt Hotels Corporation") has offerings that consist of full service hotels, select service hotels, all-inclusive resorts, and other forms of residential, vacation ownership, and condominium units. We also offer travel distribution and destination management services through ALG Vacations and a paid membership program through the Unlimited Vacation Club. At September 30, 2022, our hotel portfolio included 536 full service hotels, comprising 175,294 rooms throughout the world; 553 select service hotels, comprising 80,754 rooms, of which 442 hotels are located in the United States; and 122 all-inclusive resorts, comprising 38,840 rooms. At September 30, 2022, our portfolio of properties operated in 72 countries around the world. Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotels or licensed by third parties.
Unless otherwise specified or required by the context, references in this Quarterly Report on Form 10-Q to "Hyatt," the "Company," "we," "us," or "our" mean Hyatt Hotels Corporation and its consolidated subsidiaries. As used in these Notes and throughout this Quarterly Report on Form 10-Q:
•"condominium units" refer to whole ownership residential units (condominium and private residences) that we provide services to and, in some cases management of, the rental programs and/or homeowner associations associated with such units;
•"hospitality ventures" refers to entities in which we own less than a 100% equity interest;
•"hotel portfolio" refers to our full service hotels, including our wellness resorts, our select service hotels, and our all-inclusive resorts;
•"loyalty program" refers to the World of Hyatt guest loyalty program that is operated for the benefit of participating properties and generates substantial repeat guest business by rewarding frequent stays with points that can be redeemed for hotel nights and other valuable rewards;
•"properties," "portfolio of properties," or "property portfolio" refer to our hotel portfolio and residential, vacation ownership, and condominium units in our offering, including under the Park Hyatt, Grand Hyatt, Hyatt Regency, Hyatt, Hyatt Residence Club, Hyatt Place, Hyatt House, UrCove, Miraval, Alila, Andaz, Thompson Hotels, Hyatt Centric, Caption by Hyatt, The Unbound Collection by Hyatt, Destination by Hyatt, JdV by Hyatt, Hyatt Ziva, Hyatt Zilara, Zoëtry Wellness & Spa Resorts, Secrets Resorts & Spas, Breathless Resorts & Spas, Dreams Resorts & Spas, Vivid Hotels & Resorts, Alua Hotels & Resorts, and Sunscape Resorts & Spas brands;
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
2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Standards
Government Assistance—In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2021-10 ("ASU 2021-10"), Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires annual disclosures that are expected to increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity's financial statements. The provisions of ASU 2021-10 are effective for fiscal years beginning after December 31, 2021, and we adopted ASU 2021-10 on January 1, 2022. We are currently evaluating the impact of ASU 2021-10 on our annual disclosures and do not expect a material impact to the Notes to our consolidated financial statements.
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

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
The following tables present our revenues disaggregated by the nature of the product or service:

	Three Months Ended September 30, 2022
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Apple Leisure Group	Corporate and other	Eliminations	Total
Rooms revenues	$196	$—	$—	$—	$15	$—	$(7)	$204
Food and beverage	69	—	—	—	—	—	—	69
Other	35	—	—	—	1	—	—	36
Owned and leased hotels	300	—	—	—	16	—	(7)	309
Base management fees	—	60	12	11	10	—	(9)	84
Incentive management fees	—	15	11	8	12	—	(3)	43
Franchise fees	—	49	1	2	—	—	—	52
Other fees	—	3	2	9	18	13	—	45
Management, franchise, and other fees	—	127	26	30	40	13	(12)	224
Contra revenue	—	(5)	(1)	(2)	(1)	—	—	(9)
Net management, franchise, and other fees	—	122	25	28	39	13	(12)	215
Distribution and destination management	—	—	—	—	244	—	—	244
Other revenues	—	28	—	—	37	3	—	68
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	614	37	27	27	—	—	705
Total	$300	$764	$62	$55	$363	$16	$(19)	$1,541

	Nine Months Ended September 30, 2022
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Apple Leisure Group	Corporate and other	Eliminations	Total
Rooms revenues	$572	$—	$—	$—	$19	$—	$(21)	$570
Food and beverage	225	—	—	—	—	—	—	225
Other	115	—	—	—	1	—	—	116
Owned and leased hotels	912	—	—	—	20	—	(21)	911
Base management fees	—	167	28	28	27	—	(27)	223
Incentive management fees	—	45	21	23	48	—	(9)	128
Franchise fees	—	133	2	4	—	—	—	139
Other fees	—	9	7	11	31	34	—	92
Management, franchise, and other fees	—	354	58	66	106	34	(36)	582
Contra revenue	—	(17)	(3)	(6)	(1)	—	—	(27)
Net management, franchise, and other fees	—	337	55	60	105	34	(36)	555
Distribution and destination management	—	—	—	—	746	—	—	746
Other revenues	—	91	—	—	104	9	2	206
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1,632	100	71	82	—	—	1,885
Total	$912	$2,060	$155	$131	$1,057	$43	$(55)	$4,303

	Three Months Ended September 30, 2021
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$167	$—	$—	$—	$—	$(5)	$162
Food and beverage	64	—	—	—	—	—	64
Other	37	—	—	—	—	—	37
Owned and leased hotels	268	—	—	—	—	(5)	263
Base management fees	—	41	10	7	—	(8)	50
Incentive management fees	—	6	4	3	—	(3)	10
Franchise fees	—	35	—	1	—	—	36
Other fees	—	3	2	1	11	—	17
Management, franchise, and other fees	—	85	16	12	11	(11)	113
Contra revenue	—	(5)	(1)	(3)	—	—	(9)
Net management, franchise, and other fees	—	80	15	9	11	(11)	104
Other revenues	—	24	—	—	3	1	28
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	412	26	18	—	—	456
Total	$268	$516	$41	$27	$14	$(15)	$851

	Nine Months Ended September 30, 2021
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$346	$—	$—	$—	$—	$(11)	$335
Food and beverage	127	—	—	—	—	—	127
Other	96	—	—	—	—	—	96
Owned and leased hotels	569	—	—	—	—	(11)	558
Base management fees	—	87	27	13	—	(17)	110
Incentive management fees	—	11	15	8	—	(4)	30
Franchise fees	—	80	1	1	—	—	82
Other fees	—	11	8	3	25	—	47
Management, franchise, and other fees	—	189	51	25	25	(21)	269
Contra revenue	—	(14)	(3)	(9)	—	—	(26)
Net management, franchise, and other fees	—	175	48	16	25	(21)	243
Other revenues	—	60	—	—	8	1	69
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	966	70	46	—	—	1,082
Total	$569	$1,201	$118	$62	$33	$(31)	$1,952
Contract Balances
Our contract assets, included in receivables, net on our condensed consolidated balance sheets, were $2 million and insignificant at September 30, 2022 and December 31, 2021, respectively. As our profitability hurdles are generally calculated on a full-year basis, we expect our contract assets to be insignificant at year end.
Contract liabilities were comprised of the following:

	September 30, 2022	December 31, 2021
Deferred revenue related to the paid membership program	$987	$833
Deferred revenue related to the loyalty program	904	814
Deferred revenue related to travel distribution and destination management services	613	629
Advanced deposits	59	61
Initial fees received from franchise owners	44	42
Deferred revenue related to insurance programs	6	52
Other deferred revenue	87	96
Total contract liabilities	$2,700	$2,527
Revenue recognized during the three months ended September 30, 2022 and September 30, 2021 included in the contract liabilities balance at the beginning of each year was $153 million and $83 million, respectively. Revenue recognized during the nine months ended September 30, 2022 and September 30, 2021 included in the contract liabilities balance at the beginning of the year was $822 million and $230 million, respectively. This revenue primarily relates to travel distribution and destination management services, the loyalty program, and the paid membership program.

Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $490 million at September 30, 2022, approximately 20% of which we expect to recognize over the next 12 months, with the remainder to be recognized thereafter.
4.    DEBT AND EQUITY SECURITIES
Equity Method Investments
Equity method investments were $182 million and $216 million at September 30, 2022 and December 31, 2021, respectively.
During the nine months ended September 30, 2022, we received $23 million of proceeds related to the sale of our ownership interest in an equity method investment and recognized a $4 million pre-tax gain in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss), net of a $5 million reclassification from accumulated other comprehensive loss (see Note 13).
During the nine months ended September 30, 2021, we received $17 million of proceeds related to sales activity of certain equity method investments and recognized an insignificant net loss in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss).
During the nine months ended September 30, 2021, we purchased our hospitality venture partner's interest in the entities that own Grand Hyatt São Paulo for $6 million of cash, and we repaid the $78 million third-party mortgage loan on the property. We recognized a $69 million pre-tax gain in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss) (see Note 6).
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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value on our condensed consolidated balance sheets, were as follows:

	September 30, 2022	December 31, 2021
Loyalty program (Note 8)	$673	$601
Deferred compensation plans held in rabbi trusts (Note 8 and Note 10)	401	543
Captive insurance company (Note 8)	107	148
Total marketable securities held to fund operating programs	$1,181	$1,292
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents and short-term investments	(279)	(173)
Marketable securities held to fund operating programs included in other assets	$902	$1,119
At September 30, 2022 and December 31, 2021, marketable securities held to fund operating programs included:
•$164 million and $141 million, respectively, of available-for-sale ("AFS") debt securities with contractual maturity dates ranging from 2023 through 2069. The fair value of our AFS debt securities approximates amortized cost;
•$138 million and $4 million, respectively, of time deposits classified as held-to-maturity ("HTM") debt securities with contractual maturity dates ranging from 2022 through 2026. The fair value of our time deposits approximates amortized cost;
•$60 million and $89 million, respectively, of equity securities with a readily determinable fair value.

Net unrealized and realized gains (losses) from marketable securities held to fund operating programs recognized on our condensed consolidated financial statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$(12)	$(4)	$(90)	$19
Other income (loss), net (Note 18)	(12)	(3)	(42)	(8)
Other comprehensive loss (Note 13)	(5)	—	(15)	(1)

Realized gains, net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$—	$3	$1	$16
Other income (loss), net (Note 18)	—	1	—	1
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at cost or fair value, depending on the nature of the investment, on our condensed consolidated balance sheets, were as follows:

	September 30, 2022	December 31, 2021
Interest-bearing money market funds	$477	$231
Common shares in Playa N.V. (Note 8)	71	97
Time deposits (1)	43	255
Total marketable securities held for investment purposes	$591	$583
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(520)	(486)
Marketable securities held for investment purposes included in other assets	$71	$97
(1) Time deposits have contractual maturity dates in 2022.
We hold common shares in Playa Hotels & Resorts N.V. ("Playa N.V."), which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. We did not sell any shares of common stock during the nine months ended September 30, 2022 or September 30, 2021. Net unrealized gains (losses) recognized on our condensed consolidated statements of income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Other income (loss), net (Note 18)	$(12)	$10	$(26)	$28

Fair Value—We measure marketable securities held to fund operating programs and held for investment purposes at fair value on a recurring basis:

	September 30, 2022	Cash and cash equivalents	Short-term investments	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$613	$613	$—	$—
Mutual funds	461	—	—	461
Common shares in Playa N.V.	71	—	—	71
Level Two - Significant Other Observable Inputs
Time deposits	181	35	143	3
U.S. government obligations	231	—	2	229
U.S. government agencies	55	—	2	53
Corporate debt securities	111	—	4	107
Mortgage-backed securities	21	—	—	21
Asset-backed securities	23	—	—	23
Municipal and provincial notes and bonds	5	—	—	5
Total	$1,772	$648	$151	$973

	December 31, 2021	Cash and cash equivalents	Short-term investments	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$397	$397	$—	$—
Mutual funds	632	—	—	632
Common shares in Playa N.V.	97	—	—	97
Level Two - Significant Other Observable Inputs
Time deposits	259	35	221	3
U.S. government obligations	235	—	—	235
U.S. government agencies	58	—	—	58
Corporate debt securities	137	—	6	131
Mortgage-backed securities	24	—	—	24
Asset-backed securities	28	—	—	28
Municipal and provincial notes and bonds	8	—	—	8
Total	$1,875	$432	$227	$1,216
During the nine months ended September 30, 2022 and September 30, 2021, there were no transfers between levels of the fair value hierarchy. We do not have nonfinancial assets or nonfinancial liabilities required to be measured at fair value on a recurring basis.
Other Investments
HTM Debt Securities—We also hold investments in third-party entities related to certain of our hotels, which are redeemable on various dates through 2062 and are recorded as HTM debt securities within other assets on our condensed consolidated balance sheets:

	September 30, 2022	December 31, 2021
HTM debt securities	$94	$91
Less: allowance for credit losses	(30)	(38)
Total HTM debt securities, net of allowances	$64	$53

The following table summarizes the activity in our HTM debt securities allowance for credit losses:

	2022	2021
Allowance at January 1	$38	$21
Provisions (reversals), net (1)	2	8
Allowance at June 30	$40	$29
Provisions (reversals), net	(10)	2
Allowance at September 30	$30	$31
(1) Provisions for credit losses were partially or fully offset by interest income recognized in the same periods (see Note 18).
We estimated the fair value of these HTM debt securities to be approximately $80 million and $77 million at September 30, 2022 and December 31, 2021, respectively. The fair values of our investments in preferred shares, which are classified as Level Three in the fair value hierarchy, are estimated using internally developed discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value. The remaining HTM debt securities are classified as Level Two in the fair value hierarchy due to the use and weighting of multiple market inputs being considered in the final price of the security.
Equity Securities Without a Readily Determinable Fair Value—At both September 30, 2022 and December 31, 2021, we held $12 million of investments in equity securities without a readily determinable fair value, which are recorded within other assets on our condensed consolidated balance sheets and represent investments in entities where we do not have the ability to significantly influence the operations of the entity.
5.    RECEIVABLES
Receivables
At September 30, 2022 and December 31, 2021, we had $702 million and $633 million of net receivables, respectively, recorded on our condensed consolidated balance sheets.
The following table summarizes the activity in our receivables allowance for credit losses:

	2022	2021
Allowance at January 1	$53	$56
Provisions (reversals), net	13	5
Other	(7)	(3)
Allowance at June 30	$59	$58
Provisions (reversals), net	—	1
Other	(1)	(1)
Allowance at September 30	$58	$58
Financing Receivables

	September 30, 2022	December 31, 2021
Unsecured financing to hotel owners	$131	$133
Less: current portion of financing receivables, included in receivables, net	(25)	(23)
Less: allowance for credit losses	(43)	(69)
Total long-term financing receivables, net of allowances	$63	$41

Allowance for Credit Losses—The following table summarizes the activity in our unsecured financing receivables allowance for credit losses:

	2022	2021
Allowance at January 1	$69	$114
Provisions (reversals), net	(7)	6
Write-offs	(1)	—
Foreign currency exchange, net	(1)	—
Allowance at June 30	$60	$120
Provisions (reversals), net	(2)	—
Write-offs (1)	(14)	(60)
Foreign currency exchange, net	(1)	(3)
Allowance at September 30	$43	$57
(1) The amount written off during the three months ended September 30, 2022 primarily related to loans with a third-party that were sold. The amount written off during the three months ended September 30, 2021 related to a financing arrangement with a hotel owner, which was legally waived.
Credit Monitoring—Our unsecured financing receivables were as follows:

	September 30, 2022
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$130	$(42)	$88	$21
Other financing arrangements	1	(1)	—	—
Total unsecured financing receivables	$131	$(43)	$88	$21

	December 31, 2021
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$130	$(67)	$63	$47
Other financing arrangements	3	(2)	1	—
Total unsecured financing receivables	$133	$(69)	$64	$47
Fair Value—We estimated the fair value of financing receivables to be approximately $120 million and $88 million at September 30, 2022 and December 31, 2021, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using discounted future cash flow models. The principal inputs used are projected future cash flows and the discount rate, which is generally the effective interest rate of the loan.
6.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Hotel Irvine—During the three months ended September 30, 2022, we acquired Hotel Irvine from an unrelated third party for $135 million, net of closing costs and proration adjustments. Upon completion of the asset acquisition, we recorded $135 million of property and equipment within our owned and leased hotels segment on our condensed consolidated balance sheet.
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

We closed on the transaction on November 1, 2021 and paid $2,718 million of cash, inclusive of $39 million of purchase price adjustments for amounts due back to the seller that were recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet at December 31, 2021 and paid during the nine months ended September 30, 2022.
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
Our condensed consolidated balance sheets at both September 30, 2022 and December 31, 2021 reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired are estimated using either discounted future cash flow models or the relief from royalty method, both of which include revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three assumptions. The fair values of performance guarantee liabilities assumed are estimated using scenario-based weighting, which utilizes a Monte Carlo simulation to model the probability of possible outcomes. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, volatility, and hotel operating results as well as qualitative factors, which are primarily Level Three assumptions (see Note 12). The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
During 2022, the fair values of certain assets acquired and liabilities assumed were revised. The measurement period adjustments primarily resulted from the refinement of certain assumptions, including contract terms, renewal periods, and useful lives, which affected the underlying cash flows in the valuation and were based on facts and circumstances that existed at the acquisition date. Measurement period adjustments recorded on our condensed consolidated balance sheet at September 30, 2022 primarily include a $111 million increase in other long-term liabilities, largely due to performance guarantees (see Note 12); a $42 million decrease in intangibles, net; and a $16 million decrease in property and equipment, net, all of which contributed to a corresponding $177 million increase to goodwill. During the nine months ended September 30, 2022, we recognized a reduction of expenses of approximately $4 million and an increase in expenses of approximately $11 million on our condensed consolidated statements of income (loss), primarily related to amortization, that would have been recognized during the six months ended June 30, 2022 and the year ended December 31, 2021, respectively, if the measurement period adjustments would have been made as of the acquisition date.
We will finalize the fair values of the assets acquired and liabilities assumed in the fourth quarter of 2022. We will continue to evaluate the contracts acquired and the underlying inputs and assumptions used in our valuation of assets acquired and liabilities assumed. The estimates, along with any related tax impacts, are subject to change during the measurement period, which is up to one year from the acquisition date.

The following table summarizes the preliminary fair value of the identifiable net assets acquired at the acquisition date recorded on the Apple Leisure Group segment:

Cash and cash equivalents	$460
Restricted cash	16
Receivables	168
Prepaids and other assets	59
Property and equipment	6
Financing receivables, net	19
Operating lease right-of-use assets	79
Goodwill (1)	2,854
Indefinite-lived intangibles (2)	499
Management agreement intangibles (3)	484
Customer relationships intangibles (4)	608
Other intangibles	15
Other assets	40
Total assets acquired	$5,307

Accounts payable	$255
Accrued expenses and other current liabilities	98
Current contract liabilities (5)	638
Accrued compensation and benefits	49
Current operating lease liabilities	8
Long-term contract liabilities (5)	745
Long-term operating lease liabilities	71
Other long-term liabilities	249
Total liabilities assumed	$2,113
Total net assets acquired attributable to Hyatt Hotels Corporation	$3,194
(1) The goodwill is attributable to the growth opportunities we expect to realize by expanding our footprint in all-inclusive luxury and resort travel, increasing choices and experiences for guests, and enhancing end-to-end leisure travel offerings. Goodwill of $36 million is tax deductible.
(2) Includes intangible assets related to various ALG brand names.
(3) Amortized over useful lives of approximately 1 to 19 years, with a weighted-average useful life of approximately 11 years.
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
During the three months ended September 30, 2021, we sold the property to an unrelated third party for approximately $148 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $2 million pre-tax gain, which was recognized in gains (losses) on sales of real estate on our condensed consolidated statements of income (loss) during the three months ended September 30, 2021. The operating results and financial position of this hotel during our period of ownership remain within our owned and leased hotels segment.
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
Dispositions
The Confidante Miami Beach—During the nine months ended September 30, 2022, we sold The Confidante Miami Beach to an unrelated third party for approximately $227 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $24 million pre-tax gain, which was recognized in gains (losses) on sales of real estate on our condensed consolidated statements of income (loss) during the nine months ended September 30, 2022. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
The Driskill—During the nine months ended September 30, 2022, we sold The Driskill to an unrelated third party for approximately $119 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $51 million pre-tax gain, which was recognized in gains (losses) on sales of real estate on our condensed consolidated statements of income (loss) during the nine months ended September 30, 2022. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Grand Hyatt San Antonio River Walk—During the nine months ended September 30, 2022, we sold Grand Hyatt San Antonio River Walk to an unrelated third party and accounted for the transaction as an asset disposition. We received approximately $109 million of cash consideration, net of closing costs; a $19 million HTM debt security as additional consideration; and $18 million from the release of restricted cash held for debt service related to Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A and Contract Revenue Bonds, Senior Taxable Series 2005B (collectively, the "Series 2005 Bonds"). At the time of sale, we had $166 million of outstanding debt related to the Series 2005 Bonds, inclusive of accrued interest and net of $4 million of unamortized discounts, which was legally defeased in conjunction with the sale (see Note 9). Upon sale, we entered into a long-term management agreement for the property.
The sale resulted in a $137 million pre-tax gain, which was recognized in gains (losses) on sales of real estate on our condensed consolidated statements of income (loss) during the nine months ended September 30, 2022. In connection with the disposition, we recognized a $7 million goodwill impairment charge in asset impairments on our condensed consolidated statements of income (loss) during the nine months ended September 30, 2022. The assets disposed represented the entirety of the reporting unit and therefore, no business operations remained to support the related goodwill, which was therefore impaired. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Indian Wells Resort & Spa—During the nine months ended September 30, 2022, we sold Hyatt Regency Indian Wells Resort & Spa to an unrelated third party for approximately $136 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $40 million pre-tax gain, which was recognized in gains (losses) on sales of real estate on our condensed consolidated statements of income (loss) during the nine months ended September 30, 2022. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.

Hyatt Regency Lake Tahoe Resort, Spa and Casino—During the three months ended September 30, 2021, we sold Hyatt Regency Lake Tahoe Resort, Spa and Casino to an unrelated third party for approximately $343 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $305 million pre-tax gain, which was recognized in gains (losses) on sales of real estate on our condensed consolidated statements of income (loss) during the three months ended September 30, 2021. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Lost Pines Resort and Spa—During the nine months ended September 30, 2021, we sold Hyatt Regency Lost Pines Resort and Spa to an unrelated third party for approximately $268 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $104 million pre-tax gain, which was recognized in gains (losses) on sales of real estate on our condensed consolidated statements of income (loss) during the nine months ended September 30, 2021. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Held For Sale
Hyatt Regency Greenwich—During the three months ended September 30, 2022, we signed a purchase and sale agreement to sell Hyatt Regency Greenwich for a sales price of $40 million. At September 30, 2022, the related assets and liabilities were classified as held for sale within our owned and leased hotels segment on our condensed consolidated balance sheet. Assets held for sale were $26 million, which primarily consisted of $25 million of property and equipment, net, and liabilities held for sale were $3 million, of which $1 million related to contract liabilities. On October 5, 2022, we completed the sale of the property to an unrelated third party and entered into a long-term management agreement.
Hyatt Regency Mainz—During the three months ended September 30, 2022, we signed a share purchase agreement to sell the share of the entity that is the operating lessee of Hyatt Regency Mainz for a nominal amount. At September 30, 2022, the related assets and liabilities were classified as held for sale within our owned and leased hotels segment on our condensed consolidated balance sheet. Assets held for sale were $4 million, of which $2 million related to cash and cash equivalents, and liabilities held for sale were $3 million, which primarily consisted of $2 million of accrued expenses. On October 1, 2022, we completed the sale of the entity to an unrelated third party and entered into a long-term franchise agreement.
7.    INTANGIBLES, NET

	September 30, 2022	Weighted- average useful lives in years	December 31, 2021
Management and franchise agreement intangibles	$803	14	$835
Brand and other indefinite-lived intangibles	618	—	646
Customer relationships intangibles	608	8	586
Other intangibles	22	5	58
Intangibles	2,051		2,125
Less: accumulated amortization	(302)		(148)
Intangibles, net	$1,749		$1,977

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization expense	$45	$6	$156	$20
During the three and nine months ended September 30, 2022, we recognized $9 million and $12 million of impairment charges, respectively, related to contract terminations within asset impairments on our condensed consolidated statements of income (loss), primarily within our Apple Leisure Group segment. During the three and nine months ended September 30, 2021, we recognized insignificant impairment charges.

8.    OTHER ASSETS

	September 30, 2022	December 31, 2021
Management and franchise agreement assets constituting payments to customers (1)	$633	$571
Marketable securities held to fund the loyalty program (Note 4)	404	439
Marketable securities held to fund rabbi trusts (Note 4)	401	543
Marketable securities held for captive insurance company (Note 4)	97	137
Deferred costs related to the paid membership program	85	14
Long-term investments (Note 4)	76	65
Common shares in Playa N.V. (Note 4)	71	97
Long-term restricted cash	38	48
Other	107	120
Total other assets	$1,912	$2,034
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.
9.    DEBT
At September 30, 2022 and December 31, 2021, we had $3,804 million and $3,978 million, respectively, of total debt, which included $654 million and $10 million, respectively, recorded in current maturities of long-term debt on our condensed consolidated balance sheets.
On October 1, 2022, we redeemed our floating rate senior notes due 2023 for approximately $302 million, inclusive of $300 million of aggregate principal and $2 million of accrued interest. The debt was recorded in current maturities of long-term debt on our condensed consolidated balance sheet at September 30, 2022 as we irrevocably exercised our right to redeem the debt prior to the contractual maturity date. On October 28, 2022, we redeemed our 3.375% senior notes due 2023 for approximately $353 million, inclusive of $350 million of aggregate principal and $3 million of accrued interest. The debt was recorded in current maturities of long-term debt on our condensed consolidated balance sheet at September 30, 2022 based on the contractual maturity date.
Revolving Credit Facility—During the nine months ended September 30, 2022, we entered into a new credit agreement with a syndicate of lenders that provides for a $1.5 billion senior unsecured revolving credit facility (the "revolving credit facility") that matures in May 2027. The credit agreement refinanced and replaced in its entirety our Second Amended and Restated Credit Agreement dated as of January 6, 2014, as amended (the "prior revolving credit facility"). The credit agreement provides for the issuance of revolving loans to us in U.S. dollars and, subject to a sublimit of $250 million, certain other currencies, and the issuance of up to $300 million of letters of credit. We have the option during the term of the revolving credit facility to increase the facility by an aggregate amount of up to an additional $500 million provided that, among other things, new and/or existing lenders agree to provide commitments for the increased amount. We may prepay any outstanding aggregate principal amount, in whole or in part, at any time, subject to certain restrictions and upon proper notice. The credit agreement contains customary affirmative, negative, and financial covenants; representations and warranties; and default provisions.
During the nine months ended September 30, 2022 and September 30, 2021, we had no borrowings or repayments on our revolving credit facility or our prior revolving credit facility. At both September 30, 2022 and December 31, 2021, we had no balance outstanding on our revolving credit facility or our prior revolving credit facility. At September 30, 2022, we had $1,496 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding.
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

	September 30, 2022
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$3,816	$3,673	$—	$3,642	$31
(1) Excludes $6 million of finance lease obligations and $18 million of unamortized discounts and deferred financing fees.

	December 31, 2021
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$4,000	$4,230	$—	$4,193	$37
(2) Excludes $7 million of finance lease obligations and $29 million of unamortized discounts and deferred financing fees.
Senior Notes Repurchases—During the nine months ended September 30, 2022, we repurchased $4 million of our senior notes due 2024, $1 million of our senior notes due 2028, and $10 million of our senior notes due 2030 in the open market.
Series 2005 Bonds—During the nine months ended September 30, 2022, the Series 2005 Bonds were legally defeased in conjunction with the sale of Grand Hyatt San Antonio River Walk (see Note 6). The Series 2005 Bonds had $166 million outstanding prior to defeasance, inclusive of accrued interest and net of $4 million of unamortized discounts, and we recognized an $8 million loss on extinguishment of debt related to restricted cash utilized to defease the debt. The loss was recognized in other income (loss), net on our condensed consolidated statements of income (loss) during the nine months ended September 30, 2022 (see Note 18).
10.    OTHER LONG-TERM LIABILITIES

	September 30, 2022	December 31, 2021
Deferred compensation plans funded by rabbi trusts (Note 4)	$401	$543
Income taxes payable	353	281
Guarantee liabilities (Note 12)	125	92
Deferred income taxes (Note 11)	76	93
Self-insurance liabilities (Note 12)	64	66
Other	56	64
Total other long-term liabilities	$1,075	$1,139
11.    INCOME TAXES
The provision for income taxes for the three months ended September 30, 2022 and September 30, 2021 was $35 million and $138 million, respectively. The decrease was driven by the sale of Hyatt Regency Lake Tahoe Resort, Spa and Casino in 2021. The provision for income taxes for the nine months ended September 30, 2022 and September 30, 2021 was $143 million and $339 million, respectively. The decrease was driven by the impact of a non-cash expense to record a valuation allowance on U.S. federal and state deferred tax assets in the first quarter of 2021 as a result of entering into a three-year cumulative U.S. pre-tax loss position during the period.
At September 30, 2022 and December 31, 2021, we had a valuation allowance recorded against our U.S. deferred tax assets. Given our U.S. current earnings and projected future earnings, we believe it is reasonably possible that, within the next twelve months, sufficient positive evidence may be available to support the conclusion that all or a portion of the valuation allowance will no longer be required. However, the timing and amount of the valuation allowance release is dependent on the level of future profitability we are reasonably expected to achieve. Release of the valuation allowance would result in a decrease to income tax expense in the period the release is recorded.
We are subject to audits by federal, state, and foreign tax authorities. U.S. tax years 2018 through 2020 are currently under field exam. U.S. tax years 2009 through 2011 are before the U.S. Tax Court concerning the tax treatment of the loyalty program. The U.S. Tax Court trial proceedings occurred during April 2022 and the trial outcome is pending, subject to the U.S. Tax Court Judge's ruling. During the year ended December 31, 2021, we received a Notice of Proposed Adjustment for tax years 2015 through 2017 related to the loyalty program issue. As a result, U.S. tax years 2009 through 2017 are pending the outcome of the issue currently in U.S. Tax Court. If the IRS' position to include loyalty program contributions as taxable income to the Company is upheld, it would result in an income tax payment of $229 million (including $71 million of estimated interest, net of federal tax benefit) for all assessed years. We believe we have an adequate uncertain tax liability recorded in connection with this matter.
At September 30, 2022 and December 31, 2021, total unrecognized tax benefits recorded in other long-term liabilities on our condensed consolidated balance sheets were $254 million and $205 million, respectively, of which $232 million and $186 million, respectively, would impact the effective tax rate if recognized. While it is reasonably possible that the amount of uncertain tax benefits associated with the U.S. treatment of the loyalty program could significantly change within the next 12 months, at this time, the Company is not able to estimate the range by which the reasonably possible outcomes of the pending litigation could impact our uncertain tax benefits within the next 12 months.
12.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety and other bonds, and letter of credit agreements.
Commitments—At September 30, 2022, we are committed, under certain conditions, to lend, provide certain consideration to, or invest in, various business ventures up to $307 million, net of any related letters of credit.
Performance Guarantees—Certain of our contractual agreements with third-party hotel owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. Except as described below, at September 30, 2022, our performance guarantees have $122 million of remaining maximum exposure and expire between 2022 and 2042.
We acquired certain management agreements in the ALG Acquisition with performance guarantees expiring between 2022 and 2045. Our condensed consolidated balance sheet at September 30, 2022 reflects preliminary estimates of the fair value of the performance guarantee liabilities assumed based on information that was available as of the date of acquisition. The performance guarantees are based on annual performance levels. Contract terms within the management agreements limit our exposure, and therefore, we are unable to reasonably estimate our maximum potential future payments. In the fourth quarter of 2022, we will complete our review of the agreements acquired in the ALG Acquisition and the contractual obligations therein (see Note 6).
At September 30, 2022 and December 31, 2021, we had $104 million and $52 million, respectively, of total performance guarantee liabilities, which included $93 million and $41 million, respectively, recorded in other long-term liabilities. At both September 30, 2022 and December 31, 2021, we had $11 million recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At September 30, 2022 and December 31, 2021, we had $6 million and $7 million, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to these performance cure payments.

Debt Repayment Guarantees—We enter into various debt repayment guarantees in order to assist hotel owners and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Geographical region	Maximum potential future payments	Maximum exposure net of recoverability from third parties	Other long-term liabilities recorded at September 30, 2022	Other long-term liabilities recorded at December 31, 2021	Year of guarantee expiration
United States (1), (2)	$102	$42	$4	$10	various, through 2024
All foreign (1), (3)	202	192	28	41	various, through 2031
Total	$304	$234	$32	$51
(1) We have agreements with our unconsolidated hospitality venture partners and a certain hotel owner to recover certain amounts funded under the debt repayment guarantee; the recoverability mechanism may be in the form of cash or HTM debt security.
(2) Certain agreements give us the ability to assume control of the property if defined funding thresholds are met or if certain events occur.
(3) Certain debt repayment guarantees are denominated in Indian rupees and translated using exchange rates at September 30, 2022. We have the contractual right to recover amounts funded from an unconsolidated hospitality venture, which is a related party. We expect our maximum exposure to be approximately $90 million, taking into account our partner's 50% ownership interest in the unconsolidated hospitality venture. Under certain events or conditions, we have the right to force the sale of the properties in order to recover amounts funded.
At September 30, 2022, we are not aware, nor have we received any notification, that our unconsolidated hospitality ventures or the hotel owner are not current on their debt service obligations where we have provided a debt repayment guarantee.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be approximately $126 million and $87 million at September 30, 2022 and December 31, 2021, respectively. Based on the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Insurance—We obtain commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property, cyber risk, and other miscellaneous coverages. A portion of the risk is retained on a self-insurance basis primarily through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance company to be paid within 12 months are $38 million and $34 million at September 30, 2022 and December 31, 2021, respectively, and are recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Reserves for losses in our captive insurance company to be paid in future periods are $64 million and $66 million at September 30, 2022 and December 31, 2021, respectively, and are recorded in other long-term liabilities on our condensed consolidated balance sheets.
Collective Bargaining Agreements—At September 30, 2022, approximately 21% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between various unions and us. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety and Other Bonds—Surety and other bonds issued on our behalf were $47 million at September 30, 2022 and primarily relate to workers' compensation, taxes, licenses, construction liens, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at September 30, 2022 were $268 million, which primarily relate to our ongoing operations, collateral for customer deposits associated with ALG Vacations, collateral for estimated insurance claims, and securitization of our performance under our debt repayment guarantees associated with the hotel properties in India, which are only called on if we default on our guarantees. Of the letters of credit outstanding, $4 million reduces the available capacity under our revolving credit facility (see Note 9).
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
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recorded a liability in connection with this matter. At September 30, 2022, our maximum exposure is not expected to exceed $18 million.

13.    EQUITY
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of insignificant tax impacts, were as follows:

	Balance at July 1, 2022	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at September 30, 2022
Foreign currency translation adjustments	$(219)	$(22)	$—	$(241)
Unrealized losses on AFS debt securities	(11)	(5)	—	(16)
Unrecognized pension cost	(4)	—	—	(4)
Unrealized gains (losses) on derivative instruments (1)	(31)	—	2	(29)
Accumulated other comprehensive loss	$(265)	$(27)	$2	$(290)
(1) The amount reclassified from accumulated other comprehensive loss represented realized losses recognized in interest expense related to the settlement of interest rate locks.

	Balance at January 1, 2022	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at September 30, 2022
Foreign currency translation adjustments (2)	$(206)	$(40)	$5	$(241)
Unrealized losses on AFS debt securities	(1)	(15)	—	(16)
Unrecognized pension cost	(4)	—	—	(4)
Unrealized gains (losses) on derivative instruments (3)	(34)	—	5	(29)
Accumulated other comprehensive loss	$(245)	$(55)	$10	$(290)
(2) The amount reclassified from accumulated other comprehensive loss represented realized losses recognized in equity earnings (losses) from unconsolidated hospitality ventures related to the disposition of our ownership interest in an unconsolidated hospitality venture (see Note 4).
(3) The amount reclassified from accumulated other comprehensive loss represented realized losses recognized in interest expense related to the settlement of interest rate locks. We expect to reclassify $6 million of losses over the next 12 months.

	Balance at July 1, 2021	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at September 30, 2021
Foreign currency translation adjustments	$(174)	$(24)	$—	$(198)
Unrealized gains (losses) on AFS debt securities	—	—	—	—
Unrecognized pension cost	(7)	—	—	(7)
Unrealized gains (losses) on derivative instruments (4)	(37)	—	1	(36)
Accumulated other comprehensive loss	$(218)	$(24)	$1	$(241)
(4) The amount reclassified from accumulated other comprehensive loss represented realized losses recognized in interest expense related to the settlement of interest rate locks.

	Balance at January 1, 2021	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at September 30, 2021
Foreign currency translation adjustments (5)	$(145)	$(33)	$(20)	$(198)
Unrealized gains (losses) on AFS debt securities	1	(1)	—	—
Unrecognized pension cost	(7)	—	—	(7)
Unrealized gains (losses) on derivative instruments (6)	(41)	—	5	(36)
Accumulated other comprehensive loss	$(192)	$(34)	$(15)	$(241)
(5) The amount reclassified from accumulated other comprehensive loss included realized net gains recognized in equity earnings (losses) from unconsolidated hospitality ventures related to the acquisition of the remaining interest in the entities which own Grand Hyatt São Paulo (see Note 6) and the disposition of our ownership interest in certain unconsolidated hospitality ventures (see Note 4).
(6) The amount reclassified from accumulated other comprehensive loss represented realized losses recognized in interest expense related to the settlement of interest rate locks.
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
During the nine months ended September 30, 2022, we repurchased 3,075,891 shares of Class A common stock. The shares of common stock were repurchased at a weighted-average price of $85.56 per share for an aggregate purchase price of $263 million, excluding insignificant related expenses. The shares repurchased during the nine months ended September 30, 2022 represented approximately 3% of our total shares of common stock outstanding at December 31, 2021. The shares of Class A common stock repurchased in the open market were retired and returned to the status of authorized and unissued shares. At September 30, 2022, we had $665 million remaining under the share repurchase authorization.
During October 2022, we repurchased 327,556 shares of Class A common stock. The shares of common stock were repurchased at a weighted-average price of $82.56 for an aggregate purchase price of $27 million, excluding insignificant related expenses. The shares of Class A common stock repurchased in the open market were retired and returned to the status of authorized and unissued shares. Included in the October repurchases were 189,000 shares that were initiated prior to September 30, 2022, but not settled until October 2022. At September 30, 2022, we had a $16 million liability recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet related to these shares. At October 31, 2022, we had $638 million remaining under the share repurchase authorization.
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
We received $575 million of net proceeds from the common stock issuance, after deducting approximately $25 million of underwriting discounts and other offering expenses. We used the proceeds from the common stock issuance to fund a portion of the ALG Acquisition.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
SARs	$—	$—	$11	$10
RSUs	6	3	30	19
PSUs	1	3	6	13
Total	$7	$6	$47	$42
SARs—During the nine months ended September 30, 2022, we granted 359,113 SARs to employees with a weighted-average grant date fair value of $37.56. During the nine months ended September 30, 2021, we granted 396,889 SARs to employees with a weighted-average grant date fair value of $28.68.
RSUs—During the nine months ended September 30, 2022, we granted 539,818 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $91.81. During the nine months ended September 30, 2021, we granted 423,079 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $80.12.
PSUs—During the nine months ended September 30, 2022, we granted 176,756 PSUs to employees with a weighted-average grant date fair value of $81.14. During the nine months ended September 30, 2021, we granted 153,256 PSUs to employees with a weighted-average grant date fair value of $82.02.
Our total unearned compensation for our stock-based compensation programs at September 30, 2022 was $3 million for SARs, $33 million for RSUs, and $19 million for PSUs, which will primarily be recognized in stock-based compensation expense over a weighted-average period of two years.
15.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout 2022 and 2021 is the brother-in-law of our Executive Chairman. During the three and nine months ended September 30, 2022, we incurred $4 million and $10 million, respectively, of legal fees with this firm. During the three and nine months ended September 30, 2021, we incurred $5 million and $7 million, respectively, of legal fees with this firm. At September 30, 2022 and December 31, 2021, we had $7 million and insignificant amounts, respectively, due to the law firm.

Equity Method Investments—We have equity method investments in entities that own, operate, manage, or franchise properties for which we receive management, franchise, or license fees. We recognized $7 million and $3 million of fees during the three months ended September 30, 2022 and September 30, 2021, respectively. During the nine months ended September 30, 2022 and September 30, 2021, we recognized $17 million and $7 million of fees, respectively. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 12) to these entities. During both the three months ended September 30, 2022 and September 30, 2021, we recognized $2 million of income related to these guarantees. During the nine months ended September 30, 2022 and September 30, 2021, we recognized $5 million and $4 million, respectively, of income related to these guarantees. At September 30, 2022 and December 31, 2021, we had $50 million and $29 million, respectively, of net receivables due from these properties. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 50%.
Class B Share Conversion—During the nine months ended September 30, 2022, 635,522 shares of Class B common stock were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. During the nine months ended September 30, 2021, 2,385,647 shares of Class B common stock were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.

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
The Company is planning a geographic realignment of its EAME/SW Asia and ASPAC segments, which is expected to be effective on January 1, 2023. After the realignment, the segments will be described as EAME management and franchising ("EAME"), which will consist of our management and franchising of properties located in Europe, Africa, the Middle East, and Central Asia, and ASPAC management and franchising, which will consist of our management and franchising of properties located in Greater China, East and Southeast Asia, the Indian subcontinent, and Oceania.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Owned and leased hotels
Owned and leased hotels revenues	$300	$268	$912	$569
Intersegment revenues (1)	7	5	21	11
Adjusted EBITDA	66	51	219	34
Depreciation and amortization	45	58	141	175
Americas management and franchising
Management, franchise, and other fees revenues	127	85	354	189
Contra revenue	(5)	(5)	(17)	(14)
Other revenues	28	24	91	60
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	614	412	1,632	966
Intersegment revenues (1)	9	10	30	20
Adjusted EBITDA	114	74	316	156
Depreciation and amortization	5	5	16	16
ASPAC management and franchising
Management, franchise, and other fees revenues	26	16	58	51
Contra revenue	(1)	(1)	(3)	(3)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	37	26	100	70
Adjusted EBITDA	15	6	26	21
Depreciation and amortization	—	—	1	2
EAME/SW Asia management and franchising
Management, franchise, and other fees revenues	30	12	66	25
Contra revenue	(2)	(3)	(6)	(9)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	27	18	71	46
Intersegment revenues (1)	3	1	6	1
Adjusted EBITDA	21	5	40	4
Apple Leisure Group
Owned and leased hotels revenues	16	—	20	—
Management, franchise, and other fees revenues	40	—	106	—
Contra revenue	(1)	—	(1)	—
Distribution and destination management revenues	244	—	746	—
Other revenues	37	—	104	—
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	27	—	82	—
Adjusted EBITDA	78	—	188	—
Depreciation and amortization	40	—	142	—
Corporate and other
Revenues	16	14	43	33
Intersegment revenues (1)	—	(1)	(2)	(1)
Adjusted EBITDA	(42)	(26)	(114)	(71)
Depreciation and amortization	6	8	20	26
Eliminations
Revenues (1)	(19)	(15)	(55)	(31)
Adjusted EBITDA	—	—	1	1
TOTAL
Revenues	$1,541	$851	$4,303	$1,952
Adjusted EBITDA	252	110	676	145
Depreciation and amortization	96	71	320	219
(1) Intersegment revenues are included in management, franchise, and other fees revenues, owned and leased hotels revenues, and other revenues and eliminated in Eliminations.

The table below provides a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to Hyatt Hotels Corporation	$28	$120	$161	$(193)
Interest expense	38	40	116	123
Provision for income taxes	35	138	143	339
Depreciation and amortization	96	71	320	219
EBITDA	197	369	740	488
Contra revenue	9	9	27	26
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(705)	(456)	(1,885)	(1,082)
Costs incurred on behalf of managed and franchised properties	697	465	1,881	1,117
Equity (earnings) losses from unconsolidated hospitality ventures	(2)	12	6	(8)
Stock-based compensation expense (Note 14)	7	6	47	42
(Gains) losses on sales of real estate (Note 6)	1	(307)	(250)	(412)
Asset impairments	9	—	19	2
Other (income) loss, net (Note 18)	24	3	53	(34)
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	15	9	38	6
Adjusted EBITDA	$252	$110	$676	$145

17.    EARNINGS (LOSSES) PER SHARE
The calculation of basic and diluted earnings (losses) per share, including a reconciliation of the numerator and denominator, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$28	$120	$161	$(193)
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$28	$120	$161	$(193)
Denominator:
Basic weighted-average shares outstanding (1)	109,077,476	102,298,714	109,730,293	101,910,558
Share-based compensation	1,946,515	1,688,833	2,062,150	—
Diluted weighted-average shares outstanding (1)	111,023,991	103,987,547	111,792,443	101,910,558
Basic Earnings (Losses) Per Share:
Net income (loss)	$0.25	$1.17	$1.46	$(1.89)
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$0.25	$1.17	$1.46	$(1.89)
Diluted Earnings (Losses) Per Share:
Net income (loss)	$0.25	$1.15	$1.44	$(1.89)
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$0.25	$1.15	$1.44	$(1.89)
(1) The computations reflect a reduction in shares outstanding at September 30, 2022 for the repurchases of 189,000 shares that were initiated prior to September 30, 2022, but settled in October 2022.
The computations of diluted net earnings (losses) per share for the three and nine months ended September 30, 2022 and September 30, 2021 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
SARs	10,900	4,500	9,300	1,242,900
RSUs	2,800	3,400	1,900	562,800

18.    OTHER INCOME (LOSS), NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restructuring expenses (1)	$(26)	$(3)	$(26)	$(3)
Unrealized gains (losses), net (Note 4)	(24)	7	(68)	20
Foreign currency gains (losses), net	(10)	—	(12)	7
Performance guarantee expense (Note 12)	(4)	(3)	(12)	(8)
Transaction costs (2)	—	(19)	(1)	(19)
Loss on extinguishment of debt (Note 9)	—	—	(8)	—
Depreciation recovery	4	4	12	13
Release and amortization of performance guarantee liability (Note 12)	10	1	17	2
Credit loss reversals (provisions), net (Note 4 and Note 5)	12	(2)	17	(12)
Interest income	14	7	29	21
Other, net	—	5	(1)	13
Other income (loss), net	$(24)	$(3)	$(53)	$34
(1) During the three and nine months ended September 30, 2022, we recognized $26 million of restructuring expenses for severance costs related to the redevelopment of an owned hotel.
(2) During the three and nine months ended September 30, 2021, we recognized $19 million of transaction costs related to the ALG Acquisition.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, and financial performance; the impact of the COVID-19 pandemic and pace of recovery; the amount by which the Company intends to reduce its real estate asset base and the anticipated timeframe for such asset dispositions; and prospective or future events. Forward-looking statements involve known and unknown risks that are difficult to predict. As a result, our actual results, performance, or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the SEC, including our Annual Report on Form 10-K; risks associated with the acquisition of Apple Leisure Group, including successful integration of the Apple Leisure Group business; the duration and severity of the COVID-19 pandemic or any additional resurgence and the pace of recovery following the pandemic or any additional resurgence; the short and long-term effects of the COVID-19 pandemic, including on the demand for travel, transient and group business, and levels of consumer confidence; the impact of actions taken by governments, businesses, or individuals in response to the COVID-19 pandemic or any additional resurgence on global and regional economies, travel limitations or bans, and economic activity; the ability of third-party owners, franchisees, or hospitality venture partners to successfully navigate the impacts of the COVID-19 pandemic or any additional resurgence; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; global supply chain constraints and interruptions, rising costs of construction-related labor and materials, and increases in costs due to inflation or other factors that may not be fully offset by increases in revenues in our business; risks affecting the luxury, resort, and all-inclusive lodging segments; levels of spending in business, leisure, and group segments as well as consumer confidence; declines in occupancy and average daily rate ("ADR"); limited visibility with respect to future bookings; loss of key personnel; domestic and international political and geo-political conditions, including political or civil unrest or changes in trade policy; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases, or fear of such outbreaks; our ability to successfully achieve certain levels of operating profits at hotels that have performance tests or guarantees in favor of our third-party owners; the impact of hotel renovations and redevelopments; risks associated with our capital allocation plans, share repurchase program, and dividend payments, including a reduction in, or elimination or suspension of, repurchase activity or dividend payments; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with colleagues and labor unions and changes in labor laws; the financial condition of, and our relationships with, third-party property owners, franchisees, and hospitality venture partners; the possible inability of third-party owners, franchisees, or development partners to access the capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and the introduction of new brand concepts; the timing of acquisitions and dispositions and our ability to successfully integrate completed acquisitions with existing operations; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); our ability to successfully execute on our strategy to expand our management and franchising business while at the same time reducing our real estate asset base within targeted timeframes and at expected values; declines in the value of our real estate assets; unforeseen terminations of our management or franchise agreements; changes in federal, state, local, or foreign tax law; increases in interest rates, wages, and other operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, including as a result of the COVID-19 pandemic, industry consolidation, and the markets where we operate; our ability to successfully grow the World of Hyatt loyalty program and Unlimited Vacation Club paid membership program; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business.
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
Executive Overview
Our portfolio of properties consists of full service hotels, select service hotels, all-inclusive resorts, and other forms of residential, vacation ownership, and condominium units.
At September 30, 2022, our hotel portfolio consisted of 1,211 hotels (294,888 rooms), including:
•462 managed properties (139,105 rooms), all of which we operate under management and hotel services agreements with third-party property owners;
•557 franchised properties (93,574 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;
•24 owned properties (10,560 rooms), 1 finance leased property (171 rooms), and 5 operating leased properties (1,965 rooms), all of which we manage;
•22 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (7,918 rooms);
•16 franchised properties (2,755 rooms) that are operated by an unconsolidated hospitality venture in connection with a master license agreement by Hyatt, 5 of these properties (1,106 rooms) are leased by the unconsolidated hospitality venture; and
•122 all-inclusive resorts (38,840 rooms), including 107 owned by a third party (33,970 rooms), 9 owned by a third party in which we hold common shares (3,591 rooms), and 6 leased properties (1,279 rooms).
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
The Company is planning a geographic realignment of its EAME/SW Asia and ASPAC segments, which is expected to be effective on January 1, 2023. After the realignment, the segments will be described as EAME management and franchising ("EAME"), which will consist of our management and franchising of properties located in Europe, Africa, the Middle East, and Central Asia, and ASPAC management and franchising, which will consist of our management and franchising of properties located in Greater China, East and Southeast Asia, the Indian subcontinent, and Oceania. See Part I, Item 1 "Financial Statements—Note 16 to the Condensed Consolidated Financial Statements" for further discussion of our segment structure and the planned geographic realignment.
Recent Developments
We are experiencing continued recovery from the COVID-19 pandemic, which is being led by robust leisure demand and growing momentum in group and business transient travel. The quarter ended September 30, 2022, compared to the quarter ended September 30, 2021, showed significant improvement in revenues and RevPAR across all segments. However, we acknowledge that demand may be varied and uneven as the recovery continues to progress. Factors such as the spread of new COVID-19 variants, travel bans, or restrictions in certain markets may continue to impact our financial results for a period of time that we are currently unable to predict. In addition, certain labor and supply chain challenges, and increases in costs due to inflation or other factors may also continue to impact our financial results in the future.
Overview of Financial Results
Consolidated revenues increased $690 million, or 81.2%, during the quarter ended September 30, 2022 compared to the quarter ended September 30, 2021, driven by continued recovery in operating performance, as compared to the prior year, as well as the acquisition of ALG, which contributed $363 million of total revenues.
For the quarter ended September 30, 2022, we reported net income attributable to Hyatt Hotels Corporation of $28 million, compared to net income attributable to Hyatt Hotels Corporation of $120 million for the quarter ended September 30, 2021, representing a decrease of $92 million. During the quarter ended September 30, 2022 compared to the quarter ended September 30, 2021, strong operating performance was more than offset by a $308 million decrease in gains recognized on the sales of real estate due to prior year disposition activity.
Our consolidated Adjusted EBITDA for the quarter ended September 30, 2022 was $252 million, an increase of $142 million compared to the quarter ended September 30, 2021, driven by increased revenues due to the ongoing recovery from the COVID-19 pandemic and the acquisition of ALG. Our Americas management and franchising segment Adjusted EBITDA increased $40 million for the quarter ended September 30, 2022 compared to the same period in the prior year. During the quarter ended September 30, 2022, our consolidated Adjusted EBITDA also included $78 million from the Apple Leisure Group segment. See "—Segment Results" for further discussion. See "—Non-GAAP Measures" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA.

During quarter ended September 30, 2022, we returned $162 million of capital to our shareholders through share repurchases, and during October 2022, we returned an additional $27 million of capital to our shareholders through share repurchases.
Hotel Chain Revenue per Available Room ("RevPAR") Statistics.

		RevPAR
		Three Months Ended September 30,
(Comparable locations)	Number of comparable hotels (1)	2022	vs. 2021 (in constant $)
System-wide hotels	914	$133	45.9%
Owned and leased hotels	26	$177	47.4%
Americas full service hotels	217	$168	46.3%
Americas select service hotels	431	$118	24.8%
ASPAC full service hotels	118	$98	63.8%
ASPAC select service hotels	31	$37	8.9%
EAME/SW Asia full service hotels	98	$137	89.2%
EAME/SW Asia select service hotels	19	$67	77.3%
(1) The number of comparable hotels presented above includes owned and leased hotels.
Comparable system-wide RevPAR increased 45.9% during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily driven by the continued recovery from the COVID-19 pandemic and an increased ADR across all segments. See "—Segment Results" for discussion of RevPAR by segment.
Our comparable system-wide hotels RevPAR of $133 for the quarter ended September 30, 2022 represented significant improvement compared to the quarter ended September 30, 2021. RevPAR for the quarter ended September 30, 2022, represents the strongest comparable system-wide hotels RevPAR reported since the onset of the COVID-19 pandemic, and a 2% improvement as compared to the quarter ended June 30, 2022. Strength in leisure transient travel continues to lead the recovery with sustained elevated levels significantly exceeding 2019.
During the three months ended September 30, 2022, we also experienced significant improvement in group travel, which is almost recovered to pre-COVID-19 pandemic levels. Compared to 2021, group bookings production increased at our Americas full service managed hotels, including owned and leased hotels, and business transient demand continued to improve, particularly in the Americas management and franchising segment.

Results of Operations
Three and Nine Months Ended September 30, 2022 Compared with Three and Nine Months Ended September 30, 2021
Discussion on Consolidated Results
For additional information regarding our consolidated results, refer to our condensed consolidated statements of income (loss) included in this quarterly report. During the three and nine months ended September 30, 2022, consolidated results improved significantly in all segments, compared to the three and nine months ended September 30, 2021, which were negatively impacted by the COVID-19 pandemic. The three and nine months ended September 30, 2022 also benefited from strong performance by ALG, which was acquired on November 1, 2021. See "—Segment Results" for further discussion.
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
Owned and leased hotels revenues.

	Three Months Ended September 30,
	2022	2021	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$253	$181	$72	40.4%	$(4)
Non-comparable owned and leased hotels revenues	56	82	(26)	(33.2)%	—
Total owned and leased hotels revenues	$309	$263	$46	17.4%	$(4)

	Nine Months Ended September 30,
	2022	2021	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$734	$358	$376	104.9%	$(5)
Non-comparable owned and leased hotels revenues	177	200	(23)	(11.6)%	—
Total owned and leased hotels revenues	$911	$558	$353	63.2%	$(5)
Comparable owned and leased hotels revenues increased during the three and nine months ended September 30, 2022, compared to the same periods in the prior year, driven by increased demand and ADR across the portfolio in 2022 due to the ongoing recovery from the COVID-19 pandemic. The decrease in non-comparable owned and leased hotels revenues during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, was primarily driven by disposition activity, partially offset by the re-opening of an owned hotel that had suspended operations in 2021. During the three and nine months ended September 30, 2022, ALG's owned and leased hotels revenues were $16 million and $20 million, respectively.

Management, franchise, and other fees revenues.

	Three Months Ended September 30,
	2022	2021	Better / (Worse)
Base management fees	$84	$50	$34	67.2%
Incentive management fees	43	10	33	347.8%
Franchise fees	52	36	16	42.8%
Management and franchise fees	179	96	83	85.8%
Other fees revenues	45	17	28	181.1%
Management, franchise, and other fees	$224	$113	$111	99.3%

	Three Months Ended September 30,
	2022	2021	Better / (Worse)
Management, franchise, and other fees	$224	$113	$111	99.3%
Contra revenue	(9)	(9)	—	(0.2)%
Net management, franchise, and other fees	$215	$104	$111	107.8%

	Nine Months Ended September 30,
	2022	2021	Better / (Worse)
Base management fees	$223	$110	$113	102.4%
Incentive management fees	128	30	98	332.0%
Franchise fees	139	82	57	69.9%
Management and franchise fees	490	222	268	120.9%
Other fees revenues	92	47	45	96.9%
Management, franchise, and other fees	$582	$269	$313	116.8%

	Nine Months Ended September 30,
	2022	2021	Better / (Worse)
Management, franchise, and other fees	$582	$269	$313	116.8%
Contra revenue	(27)	(26)	(1)	(5.1)%
Net management, franchise, and other fees	$555	$243	$312	128.7%
The increases in management and franchise fees during the three and nine months ended September 30, 2022, compared to the same periods in the prior year, were due to increased demand and ADR in 2022 driven by the ongoing recovery from the COVID-19 pandemic as well as portfolio growth. During the three and nine months ended September 30, 2022, ALG's base and incentive management fees were $22 million and $75 million, respectively.
Other fees revenues increased for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, primarily driven by fees from marketing services provided by ALG and a termination fee.
Distribution and destination management revenues. Distribution and destination management revenues were $244 million and $746 million for the three and nine months ended September 30, 2022, respectively, driven by strong leisure travel demand.
Other revenues. During the three and nine months ended September 30, 2022, other revenues increased $40 million and $137 million, respectively, compared to the three and nine months ended September 30, 2021, primarily driven by the Unlimited Vacation Club paid membership program, which was acquired in the ALG Acquisition, and increases in revenues related to our residential management operations due to the ongoing recovery from the COVID-19 pandemic.

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Three Months Ended September 30,
	2022	2021	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$705	$456	$249	54.4%
Less: rabbi trust impact	5	1	4	NM
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$710	$457	$253	55.5%

	Nine Months Ended September 30,
	2022	2021	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$1,885	$1,082	$803	74.2%
Less: rabbi trust impact	41	(15)	56	372.5%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$1,926	$1,067	$859	80.7%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties increased during the three and nine months ended September 30, 2022, compared to the same periods in the prior year, primarily driven by higher reimbursements for payroll and related expenses at managed properties where we are the employer and reimbursements for costs related to system-wide services provided to managed and franchised properties due to increased hotel operations and performance as a result of the ongoing recovery from the COVID-19 pandemic. During the three and nine months ended September 30, 2022, ALG revenues for the reimbursement of costs incurred on behalf of managed and franchised properties were $27 million and $82 million, respectively.
The increases in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, reflect a $4 million and $56 million decrease, respectively, in marketable securities held to fund our deferred compensation plans through rabbi trusts due to a decline in market performance.
Owned and leased hotels expenses.

	Three Months Ended September 30,
	2022	2021	Better / (Worse)
Comparable owned and leased hotels expenses	$193	$145	$(48)	(33.5)%
Non-comparable owned and leased hotels expenses	44	63	19	30.5%
Rabbi trust impact	(1)	—	1	841.8%
Total owned and leased hotels expenses	$236	$208	$(28)	(13.6)%

	Nine Months Ended September 30,
	2022	2021	Better / (Worse)
Comparable owned and leased hotels expenses	$538	$333	$(205)	(61.7)%
Non-comparable owned and leased hotels expenses	146	168	22	13.2%
Rabbi trust impact	(9)	5	14	295.7%
Total owned and leased hotels expenses	$675	$506	$(169)	(33.5)%
The increases in comparable owned and leased hotels expenses during the three and nine months ended September 30, 2022, compared to the same periods in the prior year, were primarily due to higher variable expenses driven by increased demand in 2022 due to the ongoing recovery from the COVID-19 pandemic. The decrease in non-comparable owned and leased hotels expenses during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily driven by disposition activity, partially offset by the re-opening of an owned hotel that was closed due to suspended operations in 2021. During the three and nine months ended September 30, 2022, ALG's owned and leased hotels expenses were $10 million and $19 million, respectively.
Distribution and destination management expenses. Distribution and destination management expenses were $186 million and $586 million for the three and nine months ended September 30, 2022, respectively, driven by leisure travel demand.
Depreciation and amortization expenses. Depreciation and amortization expenses increased $25 million and $101 million during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, respectively, primarily driven by amortization of intangible assets acquired in the ALG Acquisition, partially offset by dispositions of owned hotels.
Other direct costs.  During the three and nine months ended September 30, 2022, compared to the same periods in the prior year, other direct costs increased $42 million and $131 million, respectively, primarily driven by the Unlimited Vacation Club paid membership program, which was acquired in the ALG Acquisition, and increased expenses related to our residential management operations due to the ongoing recovery from the COVID-19 pandemic.
Selling, general, and administrative expenses.

	Three Months Ended September 30,
	2022	2021	Change
Selling, general, and administrative expenses	$108	$69	$39	56.1%
Less: rabbi trust impact	11	1	10	NM
Less: stock-based compensation expense	(7)	(6)	(1)	(10.7)%
Adjusted selling, general, and administrative expenses	$112	$64	$48	75.1%

	Nine Months Ended September 30,
	2022	2021	Change
Selling, general, and administrative expenses	$295	$250	$45	17.9%
Less: rabbi trust impact	80	(30)	110	365.8%
Less: stock-based compensation expense	(47)	(42)	(5)	(12.0)%
Adjusted selling, general, and administrative expenses	$328	$178	$150	83.8%
Selling, general, and administrative expenses during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, reflect the decline in market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts.
Adjusted selling, general, and administrative expenses exclude the impact of deferred compensation plans funded through rabbi trusts and stock-based compensation expense. Adjusted selling, general, and administrative expenses increased during the three and nine months ended September 30, 2022, compared to the same periods in the prior year, primarily driven by costs from the ALG businesses as well as $8 million and $19 million, respectively, of ALG integration-related costs. Adjusted selling, general, and administrative expenses, as we define it, is a non-GAAP measure. See "—Non-GAAP Measures" for further discussion of Adjusted selling, general, and administrative expenses.

Costs incurred on behalf of managed and franchised properties.

	Three Months Ended September 30,
	2022	2021	Change
Costs incurred on behalf of managed and franchised properties	$697	$465	$232	49.6%
Less: rabbi trust impact	5	1	4	NM
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$702	$466	$236	50.6%

	Nine Months Ended September 30,
	2022	2021	Change
Costs incurred on behalf of managed and franchised properties	$1,881	$1,117	$764	68.3%
Less: rabbi trust impact	41	(15)	56	372.5%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$1,922	$1,102	$820	74.5%
Costs incurred on behalf of managed and franchised properties increased during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, primarily driven by increased payroll and related expenses at managed properties where we are the employer and expenses related to system-wide services provided to managed and franchised properties due to improved hotel operating performance as a result of the ongoing recovery from the COVID-19 pandemic. During the three and nine months ended September 30, 2022, ALG costs incurred on behalf of managed and franchised properties were $28 million and $82 million, respectively.
The increases during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, reflect a $4 million and $56 million decrease, respectively, in the value of the marketable securities held to fund our deferred compensation plans through rabbi trusts due to a decline in market performance.
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended September 30,
	2022	2021	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$(11)	$(1)	$(10)	NM
Rabbi trust impact allocated to owned and leased hotels expenses	(1)	—	(1)	(841.8)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$(12)	$(1)	$(11)	NM

	Nine Months Ended September 30,
	2022	2021	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$(80)	$30	$(110)	(365.8)%
Rabbi trust impact allocated to owned and leased hotels expense	(9)	5	(14)	(295.7)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$(89)	$35	$(124)	(356.2)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts decreased during the three and nine months ended September 30, 2022, compared to the same periods in the prior year, driven by the market performance of the underlying invested assets.

Equity earnings (losses) from unconsolidated hospitality ventures.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Better / (Worse)	2022	2021	Better / (Worse)
Hyatt's share of unconsolidated hospitality ventures net losses excluding foreign currency	$(2)	$(14)	$12	$(23)	$(48)	$25
Net gains from sales activity related to unconsolidated hospitality ventures (Note 4)	—	—	—	4	68	(64)
Hyatt's share of unconsolidated hospitality ventures foreign currency net gains	—	—	—	—	4	(4)
Other	4	2	2	13	(16)	29
Equity earnings (losses) from unconsolidated hospitality ventures	$2	$(12)	$14	$(6)	$8	$(14)
During the three and nine months ended September 30, 2022, we recognized decreased net losses, compared to the same periods in the prior year, driven by ongoing recovery from the COVID-19 pandemic by our unconsolidated hospitality ventures.
Additionally, during the nine months ended September 30, 2021, we recognized a $69 million pre-tax gain in connection with the acquisition of the remaining 50% interest in the entities that own Grand Hyatt São Paulo, that was partially offset by debt repayment guarantees for hotel properties in India that we entered into during 2021. See Part I, Item 1 "Financial Statements—Note 12 to the Condensed Consolidated Financial Statements" for additional information.
Gains (losses) on sales of real estate. During the nine months ended September 30, 2022, we recognized the following:
•$137 million pre-tax gain related to the sale of Grand Hyatt San Antonio River Walk;
•$51 million pre-tax gain related to the sale of The Driskill;
•$40 million pre-tax gain related to the sale of Hyatt Regency Indian Wells Resort & Spa; and
•$24 million pre-tax gain related to the sale of The Confidante Miami Beach.
During the three months ended September 30, 2021, we recognized the following:
•$305 million pre-tax gain related to the sale of Hyatt Regency Lake Tahoe Resort, Spa and Casino; and
•$2 million pre-tax gain related to the sale of Alila Ventana Big Sur
During the nine months ended September 30, 2021 we also recognized the following:
•$104 million pre-tax gain related to the sale of Hyatt Regency Lost Pines Resort and Spa.
See Part I, Item 1 "Financial Statements—Note 6 to the Condensed Consolidated Financial Statements" for additional information.
Asset impairments.   During the three and nine months ended September 30, 2022, we recognized $9 million and $12 million, respectively, of asset impairment charges related to intangible assets, primarily as a result of contract terminations. Additionally, during the nine months ended September 30, 2022, we recognized a $7 million goodwill impairment charge in connection with the sale of Grand Hyatt San Antonio River Walk.
Other income (loss), net.   Other income (loss), net decreased $21 million and $87 million during the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. See Part I, Item 1 "Financial Statements—Note 18 to the Condensed Consolidated Financial Statements" for additional information.

Provision for income taxes.

	Three Months Ended September 30,
	2022	2021	Change
Income before income taxes	$63	$258	$(195)	(75.5)%
Provision for income taxes	(35)	(138)	103	74.0%
Effective tax rate	56.6%	53.5%		3.1%

	Nine Months Ended September 30,
	2022	2021	Change
Income before income taxes	$304	$146	$158	108.9%
Provision for income taxes	(143)	(339)	196	57.6%
Effective tax rate	47.2%	232.6%		(185.4)%
The decrease in provision for income taxes during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily driven by the sale of Hyatt Regency Lake Tahoe Resort, Spa and Casino in 2021.
The decrease in provision for income taxes during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily driven by a non-cash expense to recognize a full valuation allowance on U.S. federal and state deferred tax assets in 2021. See Part I, Item 1 "Financial Statements—Note 11 to the Condensed Consolidated Financial Statements."
Segment Results
As described in Part I, Item 1 "Financial Statements—Note 16 to the Condensed Consolidated Financial Statements," we evaluate segment operating performance using owned and leased hotels revenues; management, franchise, and other fees revenues; distribution and destination management revenues; and Adjusted EBITDA.
During the three and nine months ended September 30, 2022, our segment revenues, comparable RevPAR, and Adjusted EBITDA improved significantly in all segments, compared to the three and nine months ended September 30, 2021, which were negatively impacted by the COVID-19 pandemic.
Owned and leased hotels segment revenues.

	Three Months Ended September 30,
	2022	2021	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$260	$186	$74	40.7%	$(4)
Non-comparable owned and leased hotels revenues	40	82	(42)	(51.9)%	—
Total segment revenues	$300	$268	$32	12.3%	$(4)

	Nine Months Ended September 30,
	2022	2021	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$755	$369	$386	104.6%	$(5)
Non-comparable owned and leased hotels revenues	157	200	(43)	(21.5)%	—
Total segment revenues	$912	$569	$343	60.3%	$(5)
Comparable owned and leased hotels revenues increased during the three and nine months ended September 30, 2022, compared to the same periods in the prior year, driven by increased demand and ADR in 2022 primarily due to the ongoing recovery from the COVID-19 pandemic.
Non-comparable owned and leased hotels revenues decreased during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, primarily driven by disposition activity, partially offset by the re-opening of an owned hotel that had suspended operations in 2021.

	Three Months Ended September 30,
	RevPAR		Occupancy		ADR
	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
Comparable owned and leased hotels	$177	47.4%	69.3%	13.1% pts	$256	19.4%

	Nine Months Ended September 30,
	RevPAR		Occupancy		ADR
	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
Comparable owned and leased hotels	$166	111.8%	64.3%	25.0% pts	$259	29.6%
The increases in RevPAR at our comparable owned and leased hotels during the three and nine months ended September 30, 2022, compared to the same periods in the prior year, were primarily due to continued recovery from the COVID-19 pandemic, driven by strong group and leisure transient demand and ADR, as well as growing momentum in business transient travel.
During the nine months ended September 30, 2022, we removed four properties from the comparable owned and leased hotels results as they were sold, we removed one property from the comparable owned and leased hotels results as the property is undergoing a significant renovation, and we combined two properties into one.
Owned and leased hotels segment Adjusted EBITDA.

	Three Months Ended September 30,
	2022	2021	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$51	$42	$9	21.7%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	15	9	6	69.0%
Segment Adjusted EBITDA	$66	$51	$15	29.7%

	Nine Months Ended September 30,
	2022	2021	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$181	$28	$153	550.5%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	38	6	32	526.8%
Segment Adjusted EBITDA	$219	$34	$185	546.3%
The increases in Adjusted EBITDA at our owned and leased hotels for the three and nine months ended September 30, 2022, compared to the same periods in the prior year, were primarily driven by increased comparable owned and leased hotels revenues, partially offset by increased comparable owned and leased hotels expenses due to higher variable expenses incurred as a result of higher demand in 2022 related to the ongoing recovery from the COVID-19 pandemic.
Our pro rata share of Adjusted EBITDA from our unconsolidated hospitality ventures increased during the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily driven by increased demand during 2022 due to continued recovery from the COVID-19 pandemic.

Americas management and franchising segment revenues.

	Three Months Ended September 30,
	2022	2021	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$127	$85	$42	49.4%
Contra revenue	(5)	(5)	—	(18.2)%
Other revenues	28	24	4	17.7%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	614	412	202	49.2%
Total segment revenues	$764	$516	$248	48.1%

	Nine Months Ended September 30,
	2022	2021	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$354	$189	$165	87.4%
Contra revenue	(17)	(14)	(3)	(24.3)%
Other revenues	91	60	31	51.7%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	1,632	966	666	69.0%
Total segment revenues	$2,060	$1,201	$859	71.6%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
The increases in management, franchise, and other fees for the three and nine months ended September 30, 2022, compared to the same periods in the prior year, were primarily driven by the continued recovery from the COVID-19 pandemic, which was led by certain markets in the United States, particularly leisure destinations.
The increases in other revenues for the three and nine months ended September 30, 2022, compared to the same periods in the prior year, were driven by our residential management business due to continued recovery from the COVID-19 pandemic.

	Three Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
Americas full service	$168	46.3%	69.0%	15.0% pts	$244	14.5%
Americas select service	$118	24.8%	74.4%	5.7% pts	$158	15.2%

	Nine Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
Americas full service	$156	93.0%	63.7%	22.6% pts	$245	24.5%
Americas select service	$106	46.1%	70.3%	10.3% pts	$151	24.6%
The RevPAR increases at our comparable system-wide full service and select service hotels during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, were due primarily to the continued recovery from the COVID-19 pandemic, with ADR exceeding pre-COVID-19 pandemic levels in the quarter.
During the nine months ended September 30, 2022, we removed five properties from the comparable Americas full service system-wide hotel results as four properties left the hotel portfolio and one property is undergoing a significant renovation, and we combined two properties into one.

During the three months ended September 30, 2022, we removed four properties that left the hotel portfolio from the comparable Americas select service system-wide hotel results. During the nine months ended September 30, 2022, we removed two additional properties that left the hotel portfolio from the comparable Americas select service system-wide hotel results.
Americas management and franchising segment Adjusted EBITDA.

	Three Months Ended September 30,
	2022	2021	Better / (Worse)
Segment Adjusted EBITDA	$114	$74	$40	54.3%

	Nine Months Ended September 30,
	2022	2021	Better / (Worse)
Segment Adjusted EBITDA	$316	$156	$160	102.4%
The increases in Adjusted EBITDA for the three and nine months ended September 30, 2022, compared to the same periods in the prior year, were primarily driven by the increased management and franchise fees.
ASPAC management and franchising segment revenues.

	Three Months Ended September 30,
	2022	2021	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$26	$16	$10	59.5%
Contra revenue	(1)	(1)	—	12.9%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	37	26	11	47.3%
Total segment revenues	$62	$41	$21	53.5%

	Nine Months Ended September 30,
	2022	2021	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$58	$51	$7	14.0%
Contra revenue	(3)	(3)	—	(2.4)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	100	70	30	43.4%
Total segment revenues	$155	$118	$37	31.6%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
The increases in management, franchise, and other fees for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, were primarily driven by continued recovery from the COVID-19 pandemic, which was led by all markets, excluding Greater China, as locations eased the remaining travel restrictions and global travel demand increased.

	Three Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
ASPAC full service	$98	63.8%	58.1%	18.4% pts	$170	12.0%
ASPAC select service	$37	8.9%	56.2%	5.4% pts	$66	(1.5)%

	Nine Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
ASPAC full service	$78	26.5%	46.7%	6.1% pts	$167	9.9%
ASPAC select service	$34	(8.4)%	50.4%	(4.2)% pts	$67	(0.7)%
Comparable full service RevPAR increased for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, primarily due to increased demand and ADR in Southeast Asia and Australia, partially offset by decreased demand and ADR in Greater China.
Comparable select service RevPAR increased for the three months ended September 30, 2022, compared to the same period in the prior year, primarily due to increased demand. Comparable select service RevPAR decreased for the nine months ended September 30, 2022, compared to the same period in the prior year, primarily driven by decreased demand in Greater China.
During the three months ended September 30, 2022, we removed two properties from the comparable ASPAC full service hotel results as one property is undergoing a significant renovation and one property had partially suspended operations. During the nine months ended September 30, 2022, we removed one additional property from the comparable ASPAC full service hotel results as it is undergoing a significant renovation.
During the nine months ended September 30, 2022, we removed two properties from the comparable ASPAC select service system-wide hotel results as one property left the hotel portfolio and one property experienced a seasonal closure.
ASPAC management and franchising segment Adjusted EBITDA.

	Three Months Ended September 30,
	2022	2021	Better / (Worse)
Segment Adjusted EBITDA	$15	$6	$9	163.0%

	Nine Months Ended September 30,
	2022	2021	Better / (Worse)
Segment Adjusted EBITDA	$26	$21	$5	26.4%
The increases in Adjusted EBITDA during the three and nine months ended September 30, 2022, compared to the same periods in the prior year, were primarily driven by the increased management and franchise fees.

EAME/SW Asia management and franchising segment revenues.

	Three Months Ended September 30,
	2022	2021	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$30	$12	$18	161.8%
Contra revenue	(2)	(3)	1	35.0%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	27	18	9	37.8%
Total segment revenues	$55	$27	$28	97.8%

	Nine Months Ended September 30,
	2022	2021	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$66	$25	$41	168.3%
Contra revenue	(6)	(9)	3	31.8%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	71	46	25	52.4%
Total segment revenues	$131	$62	$69	111.2%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
The increases in management, franchise, and other fees during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, were driven by increased base and incentive management fees across certain markets in Western Europe, the Middle East, and India primarily due to the continued recovery from the COVID-19 pandemic. The three months ended September 30, 2022 also benefited from an increase in other fees due to the termination of a management contract for a hotel in the pipeline.

	Three Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
EAME/SW Asia full service	$137	89.2%	65.3%	17.8% pts	$210	37.8%
EAME/SW Asia select service	$67	77.3%	76.9%	21.4% pts	$88	28.1%

	Nine Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
EAME/SW Asia full service	$121	147.1%	59.8%	24.5% pts	$203	45.7%
EAME/SW Asia select service	$61	101.9%	68.3%	22.0% pts	$89	36.7%
Comparable system-wide hotels RevPAR increased during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, primarily driven by certain leisure destinations in Western and Southern Europe, the Middle East, and India due to the continued recovery from the COVID-19 pandemic and the easing of travel restrictions in certain markets.
During the three months ended September 30, 2022, we removed one property from the comparable EAME/SW Asia full service system-wide hotel results due to a significant expansion. During the nine months ended September 30, 2022, we removed five additional properties from the comparable EAME/SW Asia full service system-wide hotel results as four properties had suspended operations and one property left the hotel portfolio.

During the three months ended September 30, 2022, we removed one property from the comparable EAME/SW Asia select service system-wide hotels results as it left the hotel portfolio. During the nine months ended September 30, 2022, we removed one additional property from the comparable EAME/SW Asia select service system-wide hotel results as it converted from franchised to managed.
EAME/SW Asia management and franchising segment Adjusted EBITDA.

	Three Months Ended September 30,
	2022	2021	Better / (Worse)
Segment Adjusted EBITDA	$21	$5	$16	364.7%

	Nine Months Ended September 30,
	2022	2021	Better / (Worse)
Segment Adjusted EBITDA	$40	$4	$36	905.9%
During the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, Adjusted EBITDA increased primarily due to the increased management, franchise, and other fees revenues.
Apple Leisure Group segment revenues.

	Three Months Ended September 30,
	2022	2021	Better / (Worse)
Segment revenues
Owned and leased hotels	$16	$—	$16	NM
Management, franchise, and other fees	40	—	40	NM
Contra revenue	(1)	—	(1)	NM
Distribution and destination management	244	—	244	NM
Other revenues	37	—	37	NM
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	27	—	27	NM
Total segment revenues	$363	$—	$363	NM

	Nine Months Ended September 30,
	2022	2021	Better / (Worse)
Segment revenues
Owned and leased hotels	$20	$—	$20	NM
Management, franchise, and other fees	106	—	106	NM
Contra revenue	(1)	—	(1)	NM
Distribution and destination management	746	—	746	NM
Other revenues	104	—	104	NM
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	82	—	82	NM
Total segment revenues	$1,057	$—	$1,057	NM
For the three and nine months ended September 30, 2022, management, franchise, and other fees revenues reflect Net Package RevPAR of $179 and $199, respectively, for ALG resorts in the Americas, including resorts in Mexico, the Caribbean, Central America, and South America. For the three and nine months ended September 30, 2022, management, franchise, and other fees revenues reflect Net Package RevPAR of $135 and $104, respectively, for ALG resorts in Europe.

Apple Leisure Group segment Adjusted EBITDA.

	Three Months Ended September 30,
	2022	2021	Change
Segment Adjusted EBITDA	$78	$—	$78	NM

Net Deferral activity
Increase in deferred revenue	$46	$—	$46	NM
Increase in deferred costs	(29)	—	(29)	NM
Net Deferrals	$17	$—	$17	NM
Increase in Net Financed Contracts	$26	$—	$26	NM

	Nine Months Ended September 30,
	2022	2021	Change
Segment Adjusted EBITDA	$188	$—	$188	NM

Net Deferral activity
Increase in deferred revenue	$147	$—	$147	NM
Increase in deferred costs	(81)	—	(81)	NM
Net Deferrals	$66	$—	$66	NM
Increase in Net Financed Contracts	$48	$—	$48	NM
During the three and nine months ended September 30, 2022, ALG benefited from the sale of new Unlimited Vacation Club membership contracts, which increased Net Deferrals and Net Financed Contracts.
Net Deferrals represent cash received in the period for both membership down payments and monthly installment payments on financed contracts, less cash paid for costs incurred to sell new contracts, net of revenues and expenses recognized on our condensed consolidated statements of income (loss) during the period.
Net Financed Contracts represent contractual future cash flows due to the Company over an average term of less than 4 years, less expenses that will be incurred to fulfill the contract, net of monthly cash installment payments received during the period. At September 30, 2022, the Net Financed Contract balance not recorded on our condensed consolidated balance sheet was $181 million.
Corporate and other.

	Three Months Ended September 30,
	2022	2021	Better / (Worse)
Revenues	$16	$14	$2	12.3%
Adjusted EBITDA	$(42)	$(26)	$(16)	(70.6)%

	Nine Months Ended September 30,
	2022	2021	Better / (Worse)
Revenues	$43	$33	$10	28.8%
Adjusted EBITDA	$(114)	$(71)	$(43)	(62.4)%
Revenues increased during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, primarily driven by increased revenues related to our co-branded credit card program.
Adjusted EBITDA decreased during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, primarily driven by increases in certain selling, general, administrative expenses, including $8 million and $19 million, respectively, of ALG integration-related costs, as well as increased payroll and related costs due to increased headcount.

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

Net Financed Contracts
Net Financed Contracts represent Unlimited Vacation Club contracts signed during the period for which an initial cash down payment has been received and the remaining balance is contractually due in monthly installments over an average term of less than 4 years. The Net Financed Contract balance is calculated as the unpaid portion of membership contracts reduced by expenses related to fulfilling the membership program contracts and further reduced by an allowance for future estimated uncollectible installments. Net Financed Contract balances are not reported on our condensed consolidated balance sheets as our right to collect future installments is conditional on our ability to provide continuous access to member benefits at ALG resorts over the contract term, and the associated expenses to fulfill the membership contracts become liabilities of the Company only after the installments are collected. We believe Net Financed Contracts is useful to investors as it represents an estimate of future cash flows due in accordance with contracts signed in the current period. At September 30, 2022, the Net Financed Contract balance not recorded on our condensed consolidated balance sheet was $181 million.
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
The table below provides a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA:

	Three Months Ended September 30,
	2022	2021	Change
Net income attributable to Hyatt Hotels Corporation	$28	$120	$(92)	(77.2)%
Interest expense	38	40	(2)	(5.0)%
Provision for income taxes	35	138	(103)	(74.0)%
Depreciation and amortization	96	71	25	34.5%
EBITDA	197	369	(172)	(46.5)%
Contra revenue	9	9	—	0.2%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(705)	(456)	(249)	(54.4)%
Costs incurred on behalf of managed and franchised properties	697	465	232	49.6%
Equity (earnings) losses from unconsolidated hospitality ventures	(2)	12	(14)	(120.8)%
Stock-based compensation expense	7	6	1	10.7%
(Gains) losses on sales of real estate	1	(307)	308	100.3%
Asset impairments	9	—	9	NM
Other loss, net	24	3	21	533.1%
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	15	9	6	69.0%
Adjusted EBITDA	$252	$110	$142	128.1%

	Nine Months Ended September 30,
	2022	2021	Change
Net income (loss) attributable to Hyatt Hotels Corporation	$161	$(193)	$354	183.3%
Interest expense	116	123	(7)	(5.4)%
Provision for income taxes	143	339	(196)	(57.6)%
Depreciation and amortization	320	219	101	45.9%
EBITDA	740	488	252	51.7%
Contra revenue	27	26	1	5.1%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(1,885)	(1,082)	(803)	(74.2)%
Costs incurred on behalf of managed and franchised properties	1,881	1,117	764	68.3%
Equity (earnings) losses from unconsolidated hospitality ventures	6	(8)	14	169.7%
Stock-based compensation expense	47	42	5	12.0%
Gains on sales of real estate	(250)	(412)	162	39.3%
Asset impairments	19	2	17	708.7%
Other (income) loss, net	53	(34)	87	258.5%
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	38	6	32	526.8%
Adjusted EBITDA	$676	$145	$531	365.1%
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
We expect to successfully execute our commitment announced in August of 2021 to realize $2.0 billion of proceeds from the disposition of owned assets, net of acquisitions, by the end of 2024. As of November 3, 2022, we have realized $721 million of proceeds from the net disposition of owned assets as part of this commitment.
We may, from time to time, seek to retire or purchase our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. Such repurchases or exchanges, if any, will depend on prevailing market conditions, restrictions in our existing or future financing arrangements, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. During the three and nine months ended September 30, 2022, we returned $162 million and $263 million, respectively, of capital to our shareholders through share repurchases, and during October 2022, we returned an additional $27 million of capital to our shareholders through share repurchases. During the three and nine months ended September 30, 2022, there were no dividend payments.
We believe that our cash position, short-term investments, and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives in both the short term and long term.
Recent Transactions Affecting our Liquidity and Capital Resources
During the nine months ended September 30, 2022 and September 30, 2021, various transactions impacted our liquidity. See "—Sources and Uses of Cash."

Sources and Uses of Cash

	Nine Months Ended September 30,
	2022	2021
Cash provided by (used in):
Operating activities	$403	$209
Investing activities	430	738
Financing activities	(305)	300
Effect of exchange rate changes on cash	26	(3)
Cash, cash equivalents, and restricted cash reclassified to assets held for sale	(2)	—
Net increase in cash, cash equivalents, and restricted cash	$552	$1,244
Cash Flows from Operating Activities
Cash provided by operating activities increased $194 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to improved performance driven by continued recovery from the COVID-19 pandemic and the acquisition of ALG. During the three months ended September 30, 2021, we received a $254 million refund from the IRS for a loss carryback claim allowed under the provision of the Coronavirus Aid, Relief, and Economic Security Act.
Cash Flows from Investing Activities
During the nine months ended September 30, 2022:
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
•We received $106 million of net proceeds from the sale of marketable securities and short-term investments.
•We received $38 million of proceeds related to the sale of our ownership interest in an equity method investment and the redemption of a HTM debt security.
•We invested $142 million in capital expenditures (see "—Capital Expenditures").
•We acquired Hotel Irvine for $135 million of cash, net of closing costs and proration adjustments.
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
Cash Flows from Financing Activities
During the nine months ended September 30, 2022:
•We repurchased 3,075,891 shares of Class A common stock for an aggregate purchase price of $263 million.
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

	September 30, 2022	December 31, 2021
Consolidated debt (1)	$3,804	$3,978
Stockholders' equity	3,443	3,563
Total capital	7,247	7,541
Total debt to total capital	52.5%	52.8%
Consolidated debt (1)	3,804	3,978
Less: cash and cash equivalents and short-term investments	(1,374)	(1,187)
Net consolidated debt	$2,430	$2,791
Net debt to total capital	33.5%	37.0%
(1) Excludes approximately $582 million and $581 million of our share of unconsolidated hospitality venture indebtedness at September 30, 2022 and December 31, 2021, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.

Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance and technology, enhancements to existing properties, and other. We have been, and will continue to be, disciplined with respect to our capital spending, taking into account our cash flow from operations.

	Nine Months Ended September 30,
	2022	2021
Enhancements to existing properties	$75	$42
Maintenance and technology	61	23
Other	6	—
Total capital expenditures	$142	$65
The increase in enhancements to existing properties is primarily driven by renovation spend at an owned hotel in 2022. The increase in maintenance and technology is primarily driven by corporate IT projects and equipment purchases. Total capital expenditures for the nine months ended September 30, 2022 include $20 million related to ALG. Excluding ALG, our capital expenditures continue to be below pre-COVID-19 pandemic levels.
Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at September 30, 2022, as described in Part I, Item 1 "Financial Statements—Note 9 to the Condensed Consolidated Financial Statements." Interest on the Senior Notes is payable semi-annually or quarterly.

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
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at September 30, 2022.
Revolving Credit Facility
On May 18, 2022, we entered into a new credit agreement that refinanced and replaced in its entirety our prior revolving credit facility. The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions. At both September 30, 2022 and December 31, 2021, we had no balance outstanding. See Part I, Item 1 "Financial Statements—Note 9 to the Condensed Consolidated Financial Statements."
We are in compliance with all applicable covenants under the revolving credit facility at September 30, 2022.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $264 million and $276 million in letters of credit issued directly with financial institutions outstanding at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, these letters of credit had weighted-average fees of approximately 153 basis points and typically have maturity dates of up to one year.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk, primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At September 30, 2022, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. We enter into interest rate derivative transactions from time to time, including interest rate swaps and interest rate locks, in order to maintain a level of exposure to interest rate variability that we deem acceptable. At both September 30, 2022 and December 31, 2021, we did not hold any interest rate swap contracts or have outstanding interest rate locks.
The following table sets forth the contractual maturities and the total fair values at September 30, 2022 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2022	2023 (4)	2024	2025	2026	Thereafter	Total carrying amount (1)	Total fair value (1)
Fixed-rate debt	$—	$1,051	$746	$450	$400	$839	$3,486	$3,342
Average interest rate (2)							3.53%
Floating-rate debt (3)	$1	$304	$4	$4	$4	$13	$330	$331
Average interest rate (2)							3.59%
(1) Excludes $6 million of finance lease obligations and $18 million of unamortized discounts and deferred financing fees.
(2) Average interest rate at September 30, 2022.
(3) Includes Grand Hyatt Rio de Janeiro construction loan, which had an 8.01% interest rate at September 30, 2022.
(4) Includes certain debt instruments with contractual maturities in 2023 that were repaid in October 2022 and classified as current maturities of long-term debt on our condensed consolidated balance sheet at September 30, 2022. See Part I, Item 1 "Financial Statements—Note 9 to the Condensed Consolidated Financial Statements" for additional information.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, were $152 million and $184 million at September 30, 2022 and December 31, 2021, respectively.
We intend to offset the gains and losses related to our third-party debt and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on our annual net income (loss). Our exposure to market risk has not materially changed from what we previously disclosed in our 2021 Form 10-K.
For the three and nine months ended September 30, 2022, the effects of these derivative instruments resulted in $13 million and $30 million of net gains, respectively, recognized in other income (loss), net on our condensed consolidated statements of income (loss). For both the three and nine months ended September 30, 2021, the effects of these derivative instruments resulted in $5 million of net gains recognized in other income (loss), net on our condensed consolidated statements of income (loss). We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect to our net income (loss). At September 30, 2022, we had $5 million of liabilities recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to derivative instruments. At December 31, 2021, we had insignificant assets recorded in prepaids and other assets on our condensed consolidated balance sheets related to derivative instruments.

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
Item 1A. Risk Factors.
At September 30, 2022, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Item 1A to Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock on a settlement date basis during the quarter ended September 30, 2022:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
July 1 to July 31, 2022	—	$—	—	$826,882,975
August 1 to August 31, 2022	—	—	—	$826,882,975
September 1 to September 30, 2022	1,865,489	86.99	1,865,489	$664,600,633
Total	1,865,489	$86.99	1,865,489
(1)On each of October 30, 2018 and December 18, 2019, we announced the approvals of the expansions of our share repurchase program. Under each approval, we are authorized to purchase up to $750 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the program may be suspended or discontinued at any time and does not have an expiration date. At September 30, 2022, we had approximately $665 million remaining under the share repurchase authorization. During October 2022, we repurchased 327,556 shares of Class A common stock, including 189,000 shares that were initiated prior to September 30, 2022, but not settled until October 2022. The shares of common stock were repurchased at a weighted-average price of $82.56 for an aggregate purchase price of $27 million, excluding insignificant related expenses. The shares of Class A common stock repurchased in the open market were retired and returned to the status of authorized and unissued shares. At October 31, 2022, we had $638 million remaining under the share repurchase authorization.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of Hyatt Hotels (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-34521) filed with the Securities and Exchange Commission on August 9, 2022)

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 16, 2022)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Hyatt Hotels Corporation

Date:	November 3, 2022	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Hyatt Hotels Corporation

Date:	November 3, 2022	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)