Form 10-K
period 2022-12-31
Hyatt Hotels Corp
filed 2023-02-16
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
At June 30, 2022, the aggregate market value of the registrant's Class A common stock, $0.01 par value, held by non-affiliates of the registrant was approximately $3,634.2 million (based upon the closing sale price of the Class A common stock on June 30, 2022 on The New York Stock Exchange). The market value of the registrant's Class B common stock is not included in the above value as there is no active market for such stock.
At January 31, 2023, there were 47,334,299 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 58,917,749 shares of the registrant's Class B common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2023 Annual Meeting of Stockholders to be held on May 17, 2023.

HYATT HOTELS CORPORATION

FISCAL YEAR ENDED DECEMBER 31, 2022

Disclosure Regarding Forward-Looking Statements
This annual report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, and financial performance, and prospective or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
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
•levels of spending in business, leisure, and group segments, as well as consumer confidence;
•declines in occupancy and average daily rate ("ADR");
•limited visibility with respect to future bookings;
•loss of key personnel;
•domestic and international political and geo-political conditions, including political or civil unrest or changes in trade policy;
•hostilities, or fear of hostilities, including future terrorist attacks, that affect travel;
•travel-related accidents;
•natural or man-made disasters, weather and climate-related events, such as earthquakes, tsunamis, tornadoes, hurricanes, droughts, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases, or fear of such outbreaks;
•the pace and consistency of recovery following the COVID-19 pandemic and the long-term effects of the pandemic, additional resurgence, or COVID-19 variants, including with respect to global and regional economic activity, travel limitations or bans, the demand for travel, transient and group business, and levels of consumer confidence;
•the ability of third-party owners, franchisees, or hospitality venture partners to successfully navigate the impacts of the COVID-19 pandemic, any additional resurgence, or COVID-19 variants or other pandemics, epidemics or other health crises;
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

•risks associated with potential acquisitions and dispositions and our ability to successfully integrate completed acquisitions with existing operations;
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
•risks associated with the introduction of new brand concepts, including lack of acceptance of new brands or innovation;
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
•outcomes of legal or administrative proceedings; and
•violations of regulations or laws related to our franchising business and licensing businesses and our international operations.
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
As used in this annual report:
•"colleagues" refers to approximately 189,000 individuals (of which we directly employ approximately 50,000) working at our corporate and regional offices and our managed, franchised, owned, and leased properties in 75 countries around the world;
•"condominium units" refer to whole ownership residential units (condominium and private residences) that we provide services to and, in some cases, management of the rental programs and/or homeowner associations associated with such units;
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
•"properties," "portfolio of properties," or "property portfolio" refer to our hotel portfolio, and residential, vacation, and condominium units that we operate, manage, franchise, own, lease, develop, license, or to which we provide services or license our trademarks, including under the Park Hyatt, Grand Hyatt, Hyatt Regency, Hyatt, Hyatt Residence Club, Hyatt Place, Hyatt House, UrCove, Miraval, Alila, Andaz, Thompson Hotels, Hyatt Centric, Caption by Hyatt, The Unbound Collection by Hyatt, Destination by Hyatt, JdV by Hyatt, Hyatt Ziva, Hyatt Zilara, Zoëtry Wellness & Spa Resorts, Secrets Resorts & Spas, Breathless Resorts & Spas, Dreams Resorts & Spas, Hyatt Vivid Hotel & Resorts, Alua Hotels & Resorts, and Sunscape Resorts & Spas brands;
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
Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotels or licensed by third parties.
Park Hyatt®, Miraval®, Grand Hyatt®, Alila®, Andaz®, The Unbound Collection by Hyatt®, Destination by Hyatt®, Hyatt Regency®, Hyatt®, Hyatt Ziva®, Hyatt Zilara®, Thompson Hotels®, Hyatt Centric®, JdV by Hyatt®, Caption by Hyatt®, Hyatt House®, Hyatt Place®, Hyatt Vivid Hotels & Resorts, Hyatt Residence Club®, Hyatt Residences®, World of Hyatt®, Hyatt Resorts™, Secrets® Resorts & Spas, Dreams® Resorts & Spas, Breathless Resorts & Spas®, Zoëtry® Wellness & Spa Resorts, Alua Hotels & Resorts®, Sunscape® Resorts & Spas, ALG Vacations®, Unlimited Vacation Club®, AMSTAR™, Apple Vacations®, Funjet Vacations®, Travel Impressions®, Blue Sky Tours®, CheapCaribbean.com®, BeachBound®, Trisept Solutions®, and related trademarks, logos, trade names, and service marks appearing in this annual report are the property of Hyatt Corporation or another wholly owned subsidiary of Hyatt Hotels Corporation. All other trademarks, trade names, or service marks appearing in this annual report are the property of their respective owners.

Part I
Item 1.    Business.
Overview
Hyatt Hotels Corporation is a global hospitality company with widely recognized, industry-leading brands and a tradition of innovation developed over our sixty-five year history.
Hyatt's portfolio of properties consists of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential, vacation, and condominium units. In 2021, we acquired Apple Leisure Group ("ALG" or the "ALG Acquisition"), a leading luxury resort-management services, travel, and hospitality group that also offers a paid membership program through the Unlimited Vacation Club and travel distribution and destination management services through ALG Vacations ("ALG Vacations"). At December 31, 2022, our hotel portfolio consisted of 1,263 hotels and all-inclusive resorts (304,108 rooms). See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" for a categorized breakdown of our portfolio. Our colleagues and hotel general managers are supported by our regional management teams, located in cities around the world, and our executive management team, headquartered in Chicago.
Our offering includes brands in the Timeless Collection, including Park Hyatt, Grand Hyatt, Hyatt Regency, Hyatt, Hyatt Residence Club, Hyatt Place, Hyatt House, and UrCove; the Boundless Collection, including Miraval, Alila, Andaz, Thompson Hotels, Hyatt Centric, and Caption by Hyatt; the Independent Collection, including The Unbound Collection by Hyatt, Destination by Hyatt, and JdV by Hyatt; and the Inclusive Collection, including Hyatt Ziva, Hyatt Zilara, Zoëtry Wellness & Spa Resorts, Secrets Resorts & Spas, Breathless Resorts & Spas, Dreams Resorts & Spas, Hyatt Vivid Hotels & Resorts, Alua Hotels & Resorts, and Sunscape Resorts & Spas. We also manage, provide services to, or license our trademarks with respect to residential units often adjacent to a Hyatt-branded full-service hotel. We consult with third parties in the design and development of such mixed-use projects. We license certain of our trademarks with respect to vacation ownership units, which are part of Hyatt Residence Club. Additionally, we provide services and, in some cases, manage the rental programs and/or homeowner associations associated with condominium units.
We primarily derive our revenues from hotel management services, licensing of our portfolio of brands to franchisees, owned and leased hotel operations, distribution and destination management services, and a paid membership club offering. For the year ended December 31, 2022, revenues totaled $5.9 billion, net income attributable to Hyatt Hotels Corporation totaled $455 million, and Adjusted EBITDA totaled $908 million. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics Evaluated by Management—Adjusted Earnings Before Interest Expense, Taxes, Depreciation, and Amortization ("Adjusted EBITDA") and EBITDA" for our definition of Adjusted EBITDA, why we present it, and for a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA for the periods presented.
Our Purpose, Vision, Mission, and Values
Our Purpose
We care for people so they can be their best.
Our Vision
A world of understanding and care.
Our Mission
We deliver distinctive experiences for our guests.
Our Values
Empathy, integrity, respect, inclusion, experimentation, and wellbeing.
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
Our Competitive Strengths
We have significant competitive strengths that support our mission to deliver distinctive experiences for our guests and customers, drive growth, and create value for our colleagues, guests, customers, owners, and stockholders.
•World Class Brands.   Inspired by a deep understanding of customer and guest needs, we have developed, and in some cases acquired, a global suite of distinct brands.
•Global Platform with Compelling Growth Potential.    Our existing global presence is widely distributed, our hotels operate in some of the most populous urban centers and highly desirable resort destinations around the globe, and we believe our existing hotels, located in key markets, provide us with a strong platform from which to selectively pursue new growth opportunities in markets where our brands are less prevalent.
•Deep Culture and Experienced Management Teams.    The Hyatt family is united by shared values, a single purpose, and a deep commitment to listening, understanding, and personalizing experiences for our guests and customers – all of which we believe differentiates us from the competition, increases loyalty, and drives business results.
•Strong Capital Base and Disciplined Financial Approach.    Our approach is to maintain appropriate levels of financial leverage through industry cycles and downturns. On December 31, 2022, we had cash and cash equivalents and short-term investments of $1.1 billion and an available borrowing capacity under our credit facility of approximately $1.5 billion. We believe our balance sheet strength positions us to take advantage of strategic opportunities to expand our presence and continue to grow our business over time.
•Diverse Exposure to Hotel Management, Franchising, and Ownership.    Our global mix of managed, franchised, owned, and leased properties provides a broad and diverse base of revenues, profits, and cash flows and provides flexibility to evaluate growth opportunities across our lines of business.
•High-Quality Owned Hotels Located in Desirable Markets are a Source of Capital for New Growth Investments.    We believe our owned assets provide us the opportunity to unlock additional shareholder value through targeted dispositions that provide cash proceeds to pay down debt incurred from the ALG Acquisition, fund additional strategic investments, or provide incremental return of capital to stockholders. We have realized over $4.0 billion in gross proceeds from the disposition of owned assets since our original disposition commitment was made in 2017, including approximately $721 million realized under the asset-disposition commitment announced in August 2021, in which we committed to sell $2 billion of owned assets by the end of 2024.
Our Business Strategy
Our strategy to drive long-term sustainable growth and create value for guests, customers, colleagues, owners, and stockholders is focused on the following areas:
•Maximize Our Core Business: We continue to grow and operate our core business with excellence in order to be best-in-class while generating profits to fuel our growth.
•Integrate New Growth Platforms: We seek to identify and integrate new opportunities to advance care for our guests and customers and strengthen loyalty to our brands.
•Optimize Capital Deployment: We take a comprehensive and disciplined approach to our deployment of capital to expand our management and franchising business, invest in new growth platforms, and, when appropriate, return capital to our stockholders.

Description of Brands

Brand	Segment	Customer Base	December 31, 2022 Rooms (1)				Primary Selected Competitors
			% of Our Managed and Franchised Properties (1)	Americas Region	ASPAC Region	EAME/SW Asia Region
Timeless Collection
	Luxury	Leisure and business; small meetings	3%	1,823	4,368	2,424	Four Seasons, Mandarin Oriental, Ritz-Carlton, St. Regis, The Peninsula
	Luxury	Leisure and business; large and small meetings, social events	11%	11,574	15,474	5,266	JW Marriott, Conrad, Fairmont, InterContinental
	Upper-Upscale	Business and leisure; large and small meetings, social events, conventions, associations	32%	59,833	20,557	16,527	Marriott, Sheraton, Hilton, Renaissance, Westin
	Upper-Upscale	Business and leisure; small meetings	1%	2,613	—	741	Marriott, Hilton, Westin
	Vacation Ownership	Owners of vacation units, repeat Hyatt business and leisure	—%	—	—	—	Hilton Vacation Club, Marriott Vacation Club
	Upscale	Business and leisure; small meetings	20%	50,648	5,465	4,306	Courtyard by Marriott, Hilton Garden Inn
	Upscale	Extended stay guests; business and leisure; small meetings	6%	16,454	953	954	Residence Inn by Marriott, Homewood Suites
	Upper-Midscale	Business and leisure; small meetings	1%	—	3,636	—	ATOUR, Hampton Inn, Mercure

Brand	Segment	Customer Base	December 31, 2022 Rooms (1)				Primary Selected Competitors
			% of Our Managed and Franchised Properties (1)	Americas Region	ASPAC Region	EAME/SW Asia Region
Boundless Collection
	Luxury/Wellness	Leisure; small meetings	<1%	383	—	—	Canyon Ranch, Blackberry Farms
	Luxury	Leisure and business; small meetings, social events	<1%	252	1,105	408	One&Only, Six Senses, Aman, Banyan Tree, COMO
	Luxury	Leisure and business; small and medium meetings	2%	1,947	1,713	1,950	W, Edition, SLS, Viceroy, Pendry
	Luxury	Leisure and business; small meetings	1%	3,592	—	175	W, Edition, SLS, Pendry, Soho House
	Upper-Upscale	Leisure and business; small meetings	4%	7,757	1,746	1,787	ACE, Kimpton, 25 Hours, Renaissance
	Upscale	Leisure and business	<1%	136	—	—	Motto by Hilton, Moxy, AC Hotels, Aloft, 25 Hours
Independent Collection
	Luxury	Leisure and business; small meetings	2%	3,107	1,558	2,006	Luxury Collection (Marriott), Autograph Collection Hotels (Marriott), Vignette (IHR), LXR (Hilton)
	Luxury	Leisure and business; large and small meetings, social events, associations	1%	3,257	—	351	Autograph Collection Hotels (Marriott), Curio Collection by Hilton, Design Hotels, M Gallery (Accor)
	Upper- Upscale	Leisure and business; small meetings	3%	2,665	342	5,395	Autograph Collection Hotels (Marriott), Curio Collection by Hilton, Tribute Collection (Hilton), Kimpton (IHG)

Brand	Segment	Customer Base	December 31, 2022 Rooms (1)				Primary Selected Competitors
			% of Our Managed and Franchised Properties (1)	Americas Region	ASPAC Region	EAME/SW Asia Region
Inclusive Collection
	Luxury All-Inclusive	Leisure; small meetings, social events	<1%	2,672	—	—	Beaches
	Luxury All-Inclusive	Leisure; adult-only; small meetings, social events	<1%	1,210	—	—	Sandals
	Luxury All-Inclusive	Leisure; adult-oriented	<1%	533	—	104	The Reserve at Paradisus, Sivory, Fairmont, Banyan Tree
	Luxury All-Inclusive	Leisure; adult-only; meetings	3%	6,915	—	739	Excellence, Sandals, El Dorado, Royalton
	Luxury All-Inclusive	Leisure; adult-only; social groups; meetings	<1%	1,860	—	—	Hard Rock, Melia, Royalton Chic
	Luxury All-Inclusive	Leisure; families, meetings	4%	10,001	—	1,600	Paradisus, Palace, Beaches, Royalton, Iberostar
	Luxury All-Inclusive	Leisure; adult-only	—%	—	—	—	Ocean by H10, Majestic Resorts, Couples Resorts, Paradisus Hotels
	Upscale All-Inclusive	Leisure	3%	—	—	10,192	Iberostar, Occidental, Viva, RIU
	Upper-Upscale All-Inclusive	Leisure	<1%	1,807	—	—	Bahia Principe, RIU, Barcelo
(1) Figures do not include vacation ownership units, residential units, condominium units, one unbranded property in the Americas with 800 rooms, or one all-inclusive property in the Americas with 427 rooms. The UrCove brand is owned by an unconsolidated hospitality venture between a Hyatt affiliate and a Chinese hospitality company. The Hyatt Regency room count includes two properties and the Secrets Resorts & Spas room count includes one property, that will rebrand under the Hyatt Regency and Secrets Resorts & Spas brands, respectively, in 2023. The JdV by Hyatt room count includes 31 properties that will rebrand under the JdV by Hyatt brand at a future date. The Alua Hotels & Resorts room counts include six properties that are non-branded properties managed by ALG.

Timeless Collection
Park Hyatt
Park Hyatt hotels provide discerning, global travelers with a refined home-away-from-home. Located in many of the world's premier destinations, each Park Hyatt hotel is custom designed to combine sophistication with understated luxury. Each property features well-appointed guestrooms, world-renowned artwork and design, and rare and immersive culinary experiences led by award-winning chefs, creating deeply enriching dining occasions for guests.
Grand Hyatt
Grand Hyatt hotels are distinctive hotels in major gateway cities and resort destinations. With a presence around the world and critical mass in Asia, Grand Hyatt hotels provide sophisticated business and leisure travelers with elegant accommodations; extraordinary restaurants; bars; luxury spas and fitness centers; and comprehensive business and meeting facilities. Signature elements of Grand Hyatt hotels include iconic architecture and design, state of the art technology, and facilities for an array of business or social gatherings of all sizes.
Hyatt Regency
Hyatt Regency hotels offer a full range of services, amenities, and facilities tailored to serve the needs of meeting and event planners, business travelers, and leisure guests. Hyatt Regency hotels in key urban markets around the world feature flexible meeting facilities of all sizes designed to provide a productive, connected environment. Hyatt Regency hotels in resort locations cater to couples seeking a getaway, families enjoying a vacation together, and corporate groups hosting meetings and events.
Hyatt
Hyatt hotels are smaller-sized properties conveniently located in diverse business and leisure areas. These hotels help guests make the most of their stay, whether for an important business meeting or social gathering, to explore a new city, or to reconnect with family and friends.
Hyatt Residence Club
Hyatt Residence Club is Hyatt's vacation ownership brand providing members opportunities in regionally inspired and designed residential-style properties. Hyatt vacation owners pre-purchase at Hyatt Residence Club and Hyatt Vacation Club properties and have the flexibility of usage, exchange, and rental. Members can choose to occupy their vacation home, exchange time among other Hyatt vacation ownership locations, trade their time for World of Hyatt loyalty program bonus points, or travel within the Hyatt portfolio.
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
Hyatt House
Hyatt House hotels are designed to welcome short-term guests and extended stay residents. Apartment-style suites with fully equipped kitchens and separate living areas provide guests with living accommodations and the conveniences of home. Hyatt House hotels seek to keep guests comfortable with complimentary hot breakfast, H Bar food and beverage offerings, and indoor and outdoor communal spaces.
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

Boundless Collection
Miraval
The Miraval brand is a global leader in wellness resorts and spas. Nearly three decades ago, Miraval Arizona Resort & Spa in Tucson pioneered the destination wellness spa resort category with its comprehensive program of mindfulness activities, destination-inspired experiences, and personal spa treatments. The Miraval brand's commitment to inspire guests to create a life in balance, foster positivity, and cultivate mindfulness is the cornerstone of a distinct wellness offering within our portfolio of brands. This commitment reflects our focus on serving the high-end traveler by finding new ways to understand and care for them beyond the traditional hotel stay.
Alila
The Alila brand combines innovative design and luxury in unique locations, set apart by crafted artisanship, guest privacy, personalized hospitality, and bespoke journeys. Alila means "Surprise" in Sanskrit, which suitably describes the refreshing character of this brand. In support of sustainable tourism, Alila hotels and resorts adopt EarthCheck, which are operating standards, integrating the environments' natural, physical, and cultural elements. To stay at any Alila hotel or resort is to embark on a destination experience, which includes delighting in the flavors of the local cuisine, enhancing wellbeing through ancient healing arts, or enjoying the thrill of adventure sports.
Andaz
Global in scale while local in perspective, Andaz hotels draw on surrounding neighborhoods to craft distinctively local experiences, fully immersing guests in each inspiring destination through unique expressions of local culture. Every Andaz hotel is an elevated reflection of the destination's culture, featuring inspired architecture and facades, music in our signature Andaz lounges, local flavors in market-to-table restaurants, distinctive textures in guestrooms, and soothing aromas at the hotel spas, all in a barrier-free and non-traditional environment. Guests will experience personalized and unscripted service where they can become inspired by the spirit of the local community.
Thompson Hotels
Thompson Hotels have transformed conventional hospitality into dynamic cultural moments inspired by the surrounding streets since the brand's first hotel opened in downtown New York City more than 20 years ago. Today, the brand continues to channel local creative energy into its expanding international portfolio of properties, with restaurants featuring top culinary names, lobbies that double as cultural epicenters, boundary-pushing music programs, and more. The result is a magnetic hub built for collective gathering, where distinct design is an ethos and a signature part of the guest experience.
Hyatt Centric
Hyatt Centric hotels are full service lifestyle hotels located in prime destinations. Created for curious travelers who want to be in the heart of the action, Hyatt Centric hotels are thoughtfully designed to enable exploration and discovery so they never miss a moment of adventure. Located in the center of the action, each hotel serves as the perfect launch pad for exploring all the hidden gems and hot spots each destination has to offer. Hyatt Centric hotels feature artistically curated spaces throughout the hotel, thoughtfully designed to help guests work, relax, and socialize. The bar and restaurant are local hot spots where great conversations, locally inspired food and signature cocktails can be enjoyed.
Caption by Hyatt
Caption by Hyatt is a lifestyle brand within the select service category designed to redefine what hospitality looks like in the modern world, delivering on today's travelers' desires for an approachable, lively, and conscious environment where everyone is welcome. Be it an open-mic night or a pop-up art installation, each space within Caption by Hyatt hotels is programmed to reflect each destination and its community. At the heart of each Caption by Hyatt hotel is Talk Shop, an all-day spot where guests can eat, drink, get some work done, hang with friends, or just relax. Caption by Hyatt hotels combine the design and comfort of an upscale, lifestyle-forward hotel with the flexibility and efficiency of a select-service property.
Independent Collection
The Unbound Collection by Hyatt
The Unbound Collection by Hyatt brand is a portfolio of upper-upscale and luxury properties ranging from historic urban gems to revitalizing retreats and modern marvels. Each property provides thought-provoking environments that inspire guests seeking a sophisticated experience when they travel. The philosophy behind The Unbound Collection by Hyatt brand is to attract owners and developers who want their properties to maintain a distinct character and brand name, but gain the power of Hyatt's robust distribution, operational, and marketing resources; award-winning customer loyalty program; and trusted brand name and reputation.
Destination by Hyatt
The Destination by Hyatt brand is a portfolio of upper-upscale and luxury hotels, resorts, and residences that are individual yet connected by a commitment to draw on the spirit of each location. Each property is purposefully crafted to be a place of discovery and captures the unique essence of each location through immersive discoveries, authentic design, and welcoming service. The portfolio features renowned golf courses, indigenous spas, and exceptional food and beverage options including bars, restaurants, cafés, and rooftop venues. The Destination Residential Management business operates within this brand and provides services to, and in some cases manages, the rental programs and/or homeowner associations related to condominium units.
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
Inclusive Collection
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
Hyatt Vivid Hotels & Resorts
Hyatt Vivid Hotels & Resorts are designed for the next generation traveler seeking engaging, adults-only, all-inclusive vacation experiences in a unique and down-to-earth atmosphere. The brand will offer crafted culinary experiences, wellness, and nutrition classes, as well as engaging activities and entertainment in a relaxed, casual setting.
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
Sunscape Resorts & Spas
Sunscape Resorts & Spas offer budget-conscious vacations focused on family fun. These all-inclusive, family-friendly beachfront resorts in Mexico and the Caribbean provide a fun and energetic, yet relaxing setting. Each location offers a supervised kids club and teen zone for younger guests, along with an array of activities for the entire family. Sunscape provides comfortable accommodations, various dining options, including kid-friendly menus, and exciting features like waterparks and splash zones.
ALG Vacations, Amstar, and Trisept Solutions
ALG Vacations focuses on providing memorable vacation experiences around the world with an emphasis on Mexico and the Caribbean. As one of the largest sellers of vacation packages and charter flights in the U.S., ALG Vacations operates a number of leading brands in vacation and travel, including Apple Vacations, Funjet Vacations, Travel Impressions, Blue Sky Tours, CheapCaribbean.com, and BeachBound. ALG Vacations also markets and distributes certain products through affiliations with airline vacation brands Southwest Vacations and United Vacations.
The ALG Vacations business includes Amstar, a destination management business, and Trisept Solutions, a technology platform for travel merchandise and distribution. Amstar provides world-class expertise in destination services, transfers, and excursions to individuals, travel agencies, groups, corporations, tour operators, and meeting planners throughout nine countries and thirty-one destinations in the Americas.
Business Segment, Revenues, and Geographical Information
We manage our business within five reportable segments as described below:
•Owned and leased hotels, which consists of our owned and leased full service and select service hotels and, for purposes of segment Adjusted EBITDA, our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA, based on our ownership percentage of each venture;
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
As previously announced, effective January 1, 2023, our EAME/SW Asia and ASPAC segments have been geographically realigned, such that the EAME management and franchising ("EAME") segment now consists of our management and franchising of properties located in Europe, Africa, the Middle East, and Central Asia, and the ASPAC management and franchising segment now consists of our management and franchising of properties located in Greater China; East and Southeast Asia including Japan and South Korea; the Indian subcontinent, including Nepal; and Oceania, including Australia, New Zealand, and Micronesia.
Within corporate and other, we include the results from our co-branded credit card programs and unallocated corporate expenses. For information regarding our five reportable business segments, revenues, and geographical information, see Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 19 to our Consolidated Financial Statements."
Hotel Management Agreements
We manage hotels worldwide pursuant to management agreements. Our hotel management agreements typically provide for a two-tiered fee structure that compensates us both for the revenue we generate for the property as well as for the profitability of hotel operations. In these two-tier fee structures, tier one base compensation is a fee that is usually an agreed-upon percentage of gross revenues from hotel operations, and tier two is an incentive fee that is typically calculated as a percentage of a hotel profitability measure, such as gross operating profit, adjusted profit, or the amount by which gross operating profit or adjusted profit exceeds a specified threshold. Outside of the United States, some management agreements have structures more dependent on hotel profitability measures, either through a single management fee structure where the entire fee is based on a profitability measure or because our two-tier fee structure is more heavily weighted toward the incentive fee than the base fee.
In addition to our management fees, we charge owners for certain services provided by us on a centralized or regional basis, including, without limitation, reservation functions, certain sales functions, digital and technology, digital media, national advertising, certain marketing and promotional services, human resource services, insurance programs, and other corporate services.
Terms and Renewals
The approximate average remaining term of our hotel management agreements with third-party owners and unconsolidated hospitality ventures (other than for properties currently under development) is 15 years for full service hotels in all regions, 14 years for select service hotels in all regions, and 11 years for all-inclusive resorts in all regions, in each case assuming no renewal options are exercised by either party. Including exercise of extension options in Hyatt's sole discretion, the approximate average remaining term of our hotel management agreements (other than for properties currently under development) is 18 years for full service hotels in all regions, 25 years for select service hotels in all regions, and 11 years for all-inclusive resorts in all regions.
We also participate in an unconsolidated hospitality venture with a Chinese hospitality company that owns the UrCove select service brand, and the average remaining term of the management agreements pursuant to which the hospitality venture operates the UrCove hotels is approximately 10 years. We license "by Hyatt" to the hospitality venture in connection with such hotel operations pursuant to a master license agreement wherein we are paid fees based upon the cumulative gross operating revenue of the UrCove hotels.
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
The average remaining base term of our franchise agreements for our select service hotels, full service hotels, and all-inclusive resorts in all regions (other than those currently under development) is approximately 15 years, assuming no renewal options are exercised by either party. Including exercise of extension options in Hyatt's sole discretion, the average remaining term of our franchise agreements for our select service hotels, full service hotels, and all-inclusive resorts in all regions (other than those currently under development) is approximately 16 years.
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
Sales and Revenue Management, Marketing, and Global Property and Guest Services
Sales and Revenue Management
We deploy a global sales team as well as regional and ALG sales teams. The global team is responsible for our largest and most significant accounts doing business globally. The regional teams are responsible for large accounts that typically do business within multiple hotels in one region. The global and regional sales teams coordinate efforts with the hotel sales teams. The in-house sales colleagues are focused on local and regional business opportunities, as well as securing business generated from our key global and regional accounts.
Our corporate sales organizations are focused on growing market share with key accounts, identifying new business opportunities, and maximizing our local customer base. Our key accounts consist of major corporations; national, state, and regional associations; specialty market accounts, including social, government, military, educational, religious, and fraternal organizations; travel agency and luxury organizations; and a broad and diverse group of individual consumers. Our global and regional sales teams target multiple brands to key customer accounts within these groups. No single customer is material to our business. Our global and regional teams consist of colleagues at global and regional sales offices around the world who are focused on group business, corporate and leisure traveler accounts, and travel agencies.
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
Marketing
We are focused on the high-end traveler, positioning our brands at the top of each segment in which we operate. Our marketing strategy is designed to drive loyalty and community. Building and differentiating each of our brands is critical to increasing Hyatt's brand preference. We are focused on targeting the distinct guest segments that each of our brands serves and supporting the needs of the hotels by thorough analysis and application of data and analytics. The World of Hyatt loyalty program and our digital platforms are also key components of building loyalty and driving revenue. The loyalty program focuses on deepening relationships with members, driving repeat stays, guest satisfaction, recognition, and differential services and experiences for our most loyal guests. Our digital platforms are our primary distribution channels providing guests, customers, and members with an efficient source of information about our hotels, distinct brand experiences, and a seamless booking experience. With a combined focus on increasing brand awareness, building a community of loyalists, and enhancing digital engagement through personalized experiences, our marketing is aimed at Hyatt becoming the most preferred hospitality brand.
Global Property & Guest Services
We have a proprietary central reservation system that provides a comprehensive view of inventory, while allowing for local management of rates based on demand. Through this system, we are able to allow bookings and subsequent maintenance of bookings by hotels directly, via telephone through our global care centers, by travel agents, by corporate clients, and through digital platforms.
We have eleven global care centers that service our global guest, customer, and loyalty member base 24 hours per day, seven days per week and provide reservation and other services in over 25 languages. While we continue to provide full reservation services via telephone through these global care centers, we have made significant investments in internet booking capabilities and launched an online chat communication function on Hyatt.com and mobile platforms. Additionally, we continue to enhance the services and capabilities of our global care centers to better align with evolving technology and guest preference.
ALG operates call center services in the United States and collaborates with third-party call centers in the United States, Latin America, the Caribbean, and Asia to serve ALG resorts as well as ALG Vacations and Unlimited Vacation Club. ALG utilizes both proprietary and third-party booking engines and reservations are managed through a central reservations system. Within the Unlimited Vacation Club organization there are also call center services that support the membership program and its members, including back-office functions, some of which are provided by a third party.
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
Members earn points based on their spend at our properties and through our experience platform FIND; by transacting with our strategic loyalty alliances, including American Airlines, Lindblad Expeditions, MGM Resorts International, and Small Luxury Hotels of the World; or in connection with spend on the World of Hyatt co-branded consumer and business credit cards. Loyalty program points can be redeemed at properties across our brands, converted into airline miles with numerous participating airlines, and redeemed with our strategic loyalty alliances, and other third parties.
The loyalty program is operated for the benefit of participating properties and is primarily funded through contributions from eligible revenues generated from loyalty program members. These funds are applied to reimburse hotels for room nights when members redeem loyalty program points and pay for administrative expenses and marketing initiatives to support the loyalty program.
At December 31, 2022, the loyalty program had approximately 36 million members, and during 2022, represented approximately 42% of total room nights system-wide, excluding properties in our Inclusive Collection.
Unlimited Vacation Club
ALG's Unlimited Vacation Club is a paid membership program that provides its members with preferred rates and benefits exclusively at ALG resorts within Latin America and the Caribbean. Through a variety of membership levels, members purchase the right to receive preferred rates, free hotel nights, discounts on spa and other hotel expenses, and special benefits with third-party travel alliances. The weighted-average term of an Unlimited Vacation Club membership, including upgrades, is approximately 31 years, assuming no renewal options are exercised, and fees are paid either upfront or collected over a contractual financing period of approximately four years. Membership agreements may generally be terminated without penalty within five days of signing, with limited termination rights thereafter. The average early termination rate of memberships sold since 2010 is less than 8%. As of December 31, 2022, the Unlimited Vacation Club program had over 131,000 members, and during 2022, represented approximately 11% of total room nights at ALG resort properties.
Competition
There is intense competition in all areas of the hospitality industry. Competition exists for hotel, resort, and condominium guests; vacation membership customers; management and franchise agreements; sales of vacation and branded residential properties; and online travel customers, including leisure and business travelers as well as travel agencies and tour operators. Our principal competitors are other operators of full service, select service, extended stay, all-inclusive, and wellness properties, including other major hospitality chains with well-established and recognized brands, as well as cruise line operators. We also compete against small chains and independent and local owners and operators. Increasingly, we face competition from new channels of distribution in the travel industry. Additional sources of competition include large companies that offer online travel services as part of their business models, such as Alibaba, search engines such as Google, and peer-to-peer inventory sources that allow travelers to book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms, such as Airbnb and Vrbo.
We compete for guests based primarily on brand name recognition and reputation, location, customer satisfaction, room rates, quality of service, health and cleanliness standards, amenities, quality of accommodations, security, and the ability to earn and redeem loyalty program points.
We compete for management agreements primarily based on the value and quality of our management services; our brand name recognition and reputation; the level of our management fees; the cost of payroll at managed properties where we are the employer; cost associated with system-wide services, including without limitation, sales, reservations, digital and technology, digital media, and marketing services (collectively, "system-wide services"); and the economic advantages to the property owner of retaining our management services and using our brand name. We compete for franchise agreements primarily based on brand name recognition and reputation; the room rate that can be realized; total revenues we can deliver to the properties; and the cost associated with our system-wide services. Other competitive factors for management and franchise agreements include relationships with property owners and investors, including institutional owners of multiple properties; marketing support; reservation and e-commerce system capacity and efficiency; and the ability to provide capital that may be necessary to obtain management and franchise agreements.
The number of branded lodging operators with a global reach and depth of products and offerings similar to us is limited. We believe our strong customer base, prominent brand recognition, strategic property locations, and global development team enable us to compete effectively. For additional information, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business—Because we operate in a highly competitive industry, our revenues, profits, or market share could be harmed if we are unable to compete effectively, and new distribution channels, alternatives to traditional hotels, and industry consolidation among our competitors may negatively impact our business."
Seasonality
The hospitality industry is typically seasonal in nature. The periods during which our properties experience higher revenues vary from property to property, depending principally on location, the customer base served, and potential impacts due to the timing of certain holidays. While the COVID-19 pandemic disrupted historical seasonality patterns of our business, we experienced more normalized seasonality patterns beginning in the third and fourth quarter of 2022.
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

Intellectual Property
In the highly competitive hospitality industry in which we operate, trademarks, service marks, trade names, and logos are very important in the sales and marketing of our hotels, residential, vacation, condominium units and services, our distribution and destination management services business, and our paid vacation membership club. We have a significant number of trademarks, service marks, trade names, logos, and pending registrations, and significant resources are expended each year on surveillance, registration, and protection of our trademarks, service marks, trade names, and logos, which we believe have become synonymous in the hospitality industry with a reputation for excellence in service and care. For additional information, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business—Any failure to protect our trademarks and intellectual property could reduce the value of our brand names and harm our business."
Government Regulation
We are subject to numerous foreign, federal, state, and local government laws and regulations, including those relating to employment practices, laws and regulations that govern the offer and sale of franchises, health and safety, competition, anti-bribery, and anti-corruption; the preparation and sale of food and beverages; building and zoning requirements; cybersecurity; data privacy; and general business license and permit requirements, in various jurisdictions. In addition, as a result of the COVID-19 pandemic, governmental agencies in various jurisdictions have issued evolving health and safety-related regulations and orders that affect our operations. We manage and own hotels with casino gaming operations as part of or adjacent to such hotels, but third parties manage and operate the casino operations with the exception of one hotel in Aruba where we are subject to the licensing and regulatory control of the agency responsible for such license and operations in Aruba because we maintain the casino gaming license and manage the casino. Compliance with these various laws and regulations can affect the revenues and profits of our portfolio of properties and could adversely affect our operations or our reputation. We believe our businesses are conducted in substantial compliance with applicable laws and regulations.
Human Capital Resources and Corporate Responsibility Commitment
Our purpose – to care for people so they can be their best – is at the heart of how we care for our guests, customers, and colleagues. We recognize that Hyatt's success is dependent on the commitment to genuine service and care that our colleagues deliver to our guests and customers and that our colleagues and culture are at the core of our purpose. Therefore, one of our strategic priorities is to cultivate the best people and foster a diverse, equitable, and inclusive culture that supports wellbeing, enables colleagues to reach their fullest potential, emphasizes career opportunity and development, and creates an environment for growth for all colleagues.
Employees
At December 31, 2022, there were approximately 189,000 colleagues working at our corporate and regional offices and our managed, franchised, owned, and leased properties, and we directly employ approximately 50,000 of these colleagues. The remaining colleagues are employed by third-party owners and franchisees of our properties. Approximately 18% of our employees (approximately 21% of our U.S.-based employees) were either represented by a labor union or had terms of employment that were determined under a labor agreement. We believe relations with our employees and colleagues are good.
World of Care
Over the past 65 years, care has been at the heart of everything that we do at Hyatt. In 2021, we launched World of Care, our global platform for communicating Hyatt's commitment to care for the planet, people, and responsible business.
Our focus areas and goals are defined by understanding what is important to our colleagues, guests, customers, owners, stockholders, and the communities in which our hotels operate. Our ongoing engagement with these stakeholders and our broader supply chain enables us to continue to evolve our strategy to address emerging needs. We also understand the importance of our focus areas supporting key United Nations Sustainable Development Goals, helping us to further align with broader, long-term positive impact.
•Caring for the Planet: We are committed to advancing environmental action so that destinations around the world are vibrant now and for our future generations. Through our 2030 environmental goals, we seek to drive change in our communities with a focus on climate change and water conservation, waste and circularity, responsible sourcing, and thriving destinations.
•Caring for People: We believe in the power of kindness and empathy to drive equality, fairness, and wellbeing for our colleagues, guests, customers, owners, and communities. Our efforts are focused on diversity, equity, and inclusion ('DE&I"), supplier and business partner diversity, community engagement and volunteerism, wellbeing, and human rights.

•Caring for Responsible Business: We embrace our responsibility to create fair, ethical, and transparent business practices, both within and beyond our company and Hyatt properties. Our approach to responsible business spans policies and procedures around ethics, risk management, data privacy and security, and corporate governance globally.
Diversity, Equity, and Inclusion
We have a long history of focusing on diversity, equity, and inclusion, and we are committed to holding ourselves accountable for continued change holistically across Hyatt's business. In 2021, we published our first DE&I report and in July 2022, published our second annual DE&I report, which summarizes current workforce data and describes our Change Starts Here commitments that were introduced in 2020. Our Change Starts Here goals are designed to accelerate our diversity, equity, and inclusion efforts by 2025 through: (i) doubling representation for women and people of color groups in key leadership roles, including doubling the representation of Black leaders; (ii) hiring 45% of participants in RiseHY – a global program providing career pathways for young people aged 16-24 who are disconnected from the economy either by not working or not going to school and who are frequently members of Black and African-American communities – in the United States by 2025; (iii) providing 1,000 hours of pro bono or volunteer support in Black communities in Chicago; and (iv) achieving 10% of Black spend as a percentage of all minority- and women-owned supplier spend in the United States. In addition, the Hyatt Hotels Foundation plans on making financial contributions totaling $1 million in support of strengthening Black communities in the United States by 2025 through the Change Starts Here grant program. As reported in our July 2022 DE&I report, in 2021, we saw an increase of women in leadership positions when compared to 2020 and an increase in representation of people of color across our U.S. workforce. Additionally, we made progress toward our goal of hiring 45% of RiseHY participants and surpassed our 2025 goal of 1,000 pro bono or volunteer hours in Black communities.
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
Colleague Wellbeing
To support our colleagues' physical, mental, and emotional wellbeing, we prioritize offerings and opportunities for them to practice self-care, including providing complimentary access to the Headspace meditation and mindfulness mobile application, as one example. Our internal teams who are focused on colleague wellbeing evaluate and shape how we can continue to energize and engage colleagues through feedback collected from colleagues around the world. As an extension of our purpose of care and as part of our ongoing commitment to colleague wellbeing, we also utilize a mental wellbeing assessment tool — Hyatt Well-Check — to support our colleagues. The confidential and anonymous assessment tool can help colleagues better understand the state of their own mental wellbeing and point them toward resources that can help address their needs.
Environmental Matters
In connection with our ownership, management, and development of properties, we are subject to various foreign, federal, state, and local laws, ordinances, and regulations relating to environmental protection. Under some of these laws, a current or former owner or operator of real property may be held liable for the costs of investigating or remediating hazardous or toxic substances or wastes on, under, or in such real property, as well as third-party sites where the owner or operator sent wastes for disposal. Such laws may impose liability without regard to whether the owner or operator knew, or was at fault in connection with, the presence or release of such hazardous substances or wastes. Although we are not aware of any current material obligations for investigating or remediating hazardous substances or wastes at our owned properties, the future discovery of substances or wastes at any of our owned properties, or the failure to remediate such contaminated property properly, could adversely affect our ability to develop or sell such real estate, or to borrow using such real estate as collateral. In addition, the costs of investigating or remediating contamination at our properties or at properties where we sent substances or wastes for disposal, may be substantial.
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

Insurance
Properties we manage, franchise, license, own, and lease outright or through hospitality ventures are insured under different insurance programs depending on whether the property participates in our insurance programs or in the insurance programs of the property owner, including hospitality ventures; franchisee; or licensee. We maintain insurance coverage for hotels owned and leased by the Company under our insurance programs for liability, property, workers compensation, and other risks with respect to our business. Our liability insurance provides coverage for most claims, including claims related to terrorism, operations, goods and services, and automobiles, but does not provide coverage for certain losses, including pandemics and/or epidemics, damage caused by microorganisms, asbestos, and war or warlike operations. Our property insurance provides coverage for all risks to our real properties including fire, windstorm, flood, earthquake, and terrorism. Property insurance also includes business interruption coverage, but does not provide coverage for certain losses, including pandemics and/or epidemics. Our workers compensation insurance provides coverage for employee injuries in the course and scope of employment. Hotels owned by hospitality ventures, hotels managed by the Company, and certain franchises are permitted to participate in our insurance programs by mutual agreement with our hospitality venture partners or third-party hotel owners and franchisees. The majority of hotels owned by hospitality ventures and managed hotels owned by third parties participate in our insurance programs. Our hospitality venture agreements and management agreements require hotels owned by hospitality ventures and managed hotels owned by third parties that do not participate in our insurance programs to be insured at coverage levels generally consistent with the coverage levels under our insurance programs, including liability, property, business interruption, workers compensation, and other insurance. Our franchise and license agreements require our franchisees and licensees to maintain liability, property, business interruption, workers compensation, and other insurance at our franchised or licensed properties. We are typically covered under insurance policies held by third-party property owners, franchisees, or licensees to the extent necessary and reasonable. We also maintain cyber-risk insurance for systems and data controlled by the Company. Cyber-risk insurance generally covers all Company-controlled systems and Company-controlled data in properties that the Company manages, franchises, licenses, owns, and leases, outright or through hospitality ventures.
We believe the Company's insurance policies, as well as those maintained by third-party owners and franchisees, including hospitality ventures, are adequate for foreseeable losses and on terms and conditions that are reasonable and customary with solvent insurance carriers. We also self-insure some of our risks generally through the use of deductibles and retentions. We believe these deductibles and retentions are reasonable and customary for our industry and our size. However, there are losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. We use a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of the Company to generally insure our deductibles and retentions, but we exclude most property insurance deductibles and retentions.
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
Amended and Restated Global Hyatt Agreement
The trustees of the U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker, our executive chairman, and Mr. Jason Pritzker, one of our directors, and any of their successors that own, directly or indirectly, shares of our common stock, have entered into the Amended and Restated Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. At January 31, 2023, Pritzker family business interests own, directly or indirectly, 56,988,322 shares, or 53.6%, of our total outstanding common stock and control approximately 89.1% of our total voting power. Specifically, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote all of their voting securities consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
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
Amended and Restated Foreign Global Hyatt Agreement
The trustees of the non-U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker and Mr. Jason Pritzker, and any of their successors that own, directly or indirectly, shares of our common stock, have entered into the Amended and Restated Foreign Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. At January 31, 2023, Pritzker family business interests own, directly or indirectly, 56,988,322 shares, or 53.6%, of our total outstanding common stock and control approximately 89.1% of our total voting power. Specifically, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote (or cause to be voted) all of the voting securities held directly or indirectly by them consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.

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
In May 2009, the shares of our Series A Convertible Preferred Stock held by the Goldman Sachs Funds were converted into shares of common stock. Such shares of common stock, along with shares of common stock purchased by the Goldman Sachs Funds and Madrone in May 2009 pursuant to the Subscription Agreement and in the May 2009 private placement transaction, and any other shares of common stock held by the parties to the 2007 Stockholders' Agreement prior to our initial public offering, were reclassified into shares of our Class B common stock upon the filing of our Amended and Restated Certificate of Incorporation on November 4, 2009, the date of our initial public offering. The Goldman Sachs Funds and Madrone no longer hold any shares of common stock subject to the 2007 Stockholders' Agreement as a result of sales into the public market subject to applicable securities laws. At January 31, 2023, the additional investor party to the 2007 Stockholders' Agreement held 2,270,395 shares of Class B common stock.
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
Voting Agreement
Until the date that Mr. Thomas J. Pritzker is no longer our chairman, each stockholder party to the 2007 Stockholders' Agreement has agreed to vote all of their shares of common stock consistent with the recommendations of a majority of our board of directors with respect to all matters. At January 31, 2023, the stockholders party to the 2007 Stockholders' Agreement own in the aggregate 2,270,395 shares of Class B common stock or approximately 3.9% of our Class B common stock, approximately 2.1% of the total outstanding shares of our common stock and approximately 3.6% of the total voting power of our outstanding common stock.
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
Our Website and Availability of SEC Reports and Other Information
The Company maintains a website at the following address: www.hyatt.com. The information on the Company's website is not incorporated by reference in, or otherwise to be regarded as part of, this annual report. In addition, we reference certain sources included on our website, including our DE&I reports, in this annual report, and none of these are incorporated by reference in, or are otherwise to be regarded as part of, this annual report.
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
•The COVID-19 pandemic has had a material adverse impact on the travel industry generally and, as a result, on our business and results of operations, and, while the recovery accelerated in 2022, the pace and consistency of the global recovery remains uncertain, and the impacts of the pandemic may persist or become more pronounced in the future.
•Risks relating to natural or man-made disasters, weather and climate-related events, contagious diseases, such as the COVID-19 pandemic, terrorist activity, and war could reduce the demand for lodging and hospitality-related businesses, which may adversely affect our financial condition and results of operations.
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
•Our growth strategy depends on attracting third-party owners and franchisees to our platform, and future arrangements with these third parties may be less favorable to us, depending on the terms offered by our competitors.

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
•We may seek to expand our business through acquisitions of and investments in other businesses and properties, or through alliances, and these activities may be unsuccessful or divert our management's attention, or the integration process of acquisitions may take longer or be more difficult than anticipated.
•If we or our third-party owners, franchisees, or development partners are unable to repay or refinance loans secured by the mortgaged properties, access the capital necessary to fund current operations, or implement our plans for growth, our revenues, profits, and capital resources could be reduced and our business could be harmed.
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

Risks Related to the Hospitality Industry
We are subject to macroeconomic and other factors beyond our control, as well as the business, financial, operating, and other risks of the hospitality industry, all of which may adversely affect our financial results and growth.
Macroeconomic and other factors beyond our control as well as the business, financial, operating, and other risks of the hospitality industry can adversely affect demand for hospitality products and services. These factors include:
•changes and volatility in general economic conditions, including as a result of rising interest rates, and the impact on consumer discretionary spending, including the severity and duration of any economic downturn in the U.S., Americas, Europe, Asia Pacific, or global economy and financial markets;
•war, political conditions or uncertainty, civil unrest, protests, terrorist activities or threats, and heightened travel security measures instituted in response to these events;
•global outbreaks of pandemics, epidemics, endemics, or contagious diseases, such as the COVID-19 pandemic, or fear of such outbreaks;
•climate change and resource scarcity, such as water and energy scarcity;
•natural or man-made disasters, weather and climate-related events, such as earthquakes, tsunamis, tornadoes, hurricanes, droughts, floods, wildfires, oil spills, and nuclear incidents;
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
•global supply chain constraints and interruptions, rising costs of construction-related labor and materials, and increased costs due to inflation or other factors that may not be fully offset by increases in revenues in our business;
•low consumer confidence, high levels of unemployment, and depressed housing prices;
•the financial condition of the airline, automotive, and other transportation-related industries and its impact on travel;
•decreased airline capacities and routes;
•increasing awareness around sustainability, corporate responsibility, the impact of air travel on climate change and the impact of over-tourism;
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
Consumer demand for our products and services is closely linked to global and regional economic conditions and is sensitive to business and personal discretionary spending levels. Changes in consumer demand and general business cycles can subject, and have subjected, our revenues to significant volatility. Adverse general economic conditions, health and safety concerns, risks or restrictions affecting or reducing travel patterns, lower consumer confidence, high unemployment, or adverse political conditions can result in a decline in consumer demand, which can lower the revenues and profitability of our owned and leased properties, decrease the amount of management and franchise fee revenues we are able to generate from our managed and franchised properties, reduce sales and revenues associated with Unlimited Vacation Club memberships, and decrease the demand for vacation packages sold through ALG Vacations. In addition, a portion of our expenses associated with managing, franchising, licensing, owning, or leasing hotels as well as residential, vacation, and condominium units are fixed. These costs include personnel costs, interest, rent, property taxes, insurance, and utilities, all of which may increase at a greater rate than our revenues and/or may not be able to be reduced at the same rate as declining revenues. Where cost-cutting efforts are insufficient to offset declines in revenues, we could experience a material decline in margins and reduced or negative cash flows. If we are unable to decrease costs significantly or rapidly when demand for our hotels and other properties decreases, the decline in our revenues could have a particularly adverse impact on our net cash flows and profits. Economic downturns generally affect the results derived from owned and leased properties more significantly than those derived from managed and franchised properties due to the proportion of fixed costs associated with operating an owned or leased property and the greater exposure owners have to the properties' performance. Our proportion of owned and leased properties, compared to the number of properties we manage or franchise for third-party owners and franchisees, is larger than that of many of our competitors and, as a result, an environment of depressed demand could have a greater adverse effect on our results of operations. As a result, changes in consumer demand and general business cycles can subject, and have subjected, our revenues, earnings, and results of operations to significant volatility.
Uncertainty regarding the future rate and pace of economic growth in different regions of the world makes it difficult to predict future profitability levels. Additionally, if economic weakness were to affect any particular regions of the world, it could have an adverse impact on our revenues and negatively affect our profitability.
In addition to general economic conditions, new hotel room supply is an important factor that can affect the hospitality industry's performance. Excessive growth in lodging supply could result in returns that are substantially below expectations or result in losses, which could materially and adversely affect our revenues, profitability, and future growth prospects.
The COVID-19 pandemic has had a material adverse impact on the travel industry generally and, as a result, on our business and results of operations, and, while the recovery accelerated in 2022, the pace and consistency of the global recovery remains uncertain, and the impacts of the pandemic may persist or become more pronounced in the future.
The COVID-19 pandemic has been a complex and evolving situation and has resulted in significant disruption and additional risks to our business; the lodging, hospitality, and travel industries; and the global economy. While our business is experiencing continued and accelerated recovery from the COVID-19 pandemic led by robust leisure demand and growing momentum in group and business transient travel, future demand may be varied and uneven as the pace and consistency of the global recovery continues to progress and remains uncertain. The extent, duration, and magnitude of the effects of the COVID-19 pandemic, and its eventual transition to a global endemic, will depend on various factors, all of which are uncertain and difficult to predict, including, but not limited to, the pace and consistency of the ongoing recovery; the impact on global and regional economies, travel demand and economic activity; levels of consumer confidence; the efficacy of vaccines and treatments as new COVID-19 variants emerge; the ability of our third-party owners, franchisees, or hospitality venture partners to successfully navigate the effects of the pandemic; and actions taken by governments, businesses, and individuals in response to the pandemic and any additional COVID-19 resurgences or variants. In addition, as the COVID-19 pandemic evolves, differing actions taken by governments around the world with respect to travel bans or restrictions or economic activity could result in varying impacts to the results of operations of our reportable segments. For instance, our ASPAC management and franchising segment has lagged in the overall global recovery as certain governments in the region imposed strict COVID-19 restrictions.
The COVID-19 pandemic has subjected our business, operations, and financial condition to a number of significant risks, including with respect to:
•reduced revenues and profitability of our managed and franchised properties, owned and leased properties, and hospitality-related businesses;
•the ability of our managed and franchised hotels, owned and leased hotels, and hospitality-related businesses to meet expenses, including to service, repay or refinance existing indebtedness or similar obligations such as loans or guaranty advances we have made to or for them;
•the potential for more expensive or restrictive debt financing alternatives or access to capital, which may be required to preserve financial flexibility, repay maturing indebtedness, or manage debt maturities;
•operational challenges, including with respect to enhanced health and safety measures, global care and cleanliness certifications, and our ability to maintain brand standards across our portfolio;
•actions taken, or that we may take in the future, to reduce costs for us or our third-party owners or franchisees that may cause us to experience operational challenges, and may negatively impact guest loyalty, owner preference, or our ability to attract and retain colleagues;
•adverse impacts on the pace and timing of our growth, including as a result of difficulty for certain third-party owners and franchisees to obtain commercially viable financing;
•persistent construction and opening delays as a result of business activity restrictions, supply chain interruptions, and rising costs of construction-related labor and materials, which could result in some portion of our current development pipelines not to be completed and developed into new hotels;
•the growth rate of our development pipeline, and the potential for properties in our existing system-wide inventory to exit, which would negatively impact our net rooms growth.
In addition, the COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the COVID-19 pandemic, any additional resurgence, or COVID-19 variants could precipitate, aggravate, or impact the other risk factors included in this annual report, which in turn could further materially adversely affect our business, financial condition, liquidity, results of operations, and profitability, including in ways that are not currently known to us or that we do not currently consider to present significant risks.
Risks relating to natural or man-made disasters, weather and climate-related events, contagious diseases, such as the COVID-19 pandemic, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our financial condition and results of operations.
Hurricanes, earthquakes, tsunamis, tornadoes, droughts, wildfires, and other man-made or natural disasters, as well as the spread or fear of the spread of contagious diseases in locations where we own, lease, manage, or franchise significant properties and areas of the world from which we draw a large number of guests, could cause a decline in the level of business and leisure travel in certain regions or as a whole and reduce the demand for lodging, which may adversely affect our financial and operating performance, as has been the case with the COVID-19 pandemic. See also "Risks Related to the Hospitality Industry— The COVID-19 pandemic has had a material adverse impact on the travel industry generally and, as a result, on our business and results of operations, and while the recovery accelerated in 2022, the pace and consistency of the global recovery remains uncertain, and the impacts of the pandemic may persist or become more pronounced in the future." Actual or threatened war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty could have a similar effect on our financial condition or our growth strategy. Any one or more of these events may reduce the overall demand for hotel rooms or limit the prices we can obtain for them, both of which could adversely affect our profits and financial results.

We are also subject to the risks associated with the physical effects of climate change, including changes in sea levels, water shortages, storms, flooding, droughts, wildfires, extreme temperature events, and other natural disasters. Such disasters may become more frequent or intense as a result of climate change. Climate change may also result in chronic physical effects, including rising sea levels and changes in temperature and precipitation patterns. As a result of the foregoing, we may experience increased costs or decreased availability of certain products important to our operations, including but not limited to insurance, water, and energy.
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
Increasingly, we also face competition from new channels of distribution in the travel industry. Additional sources of competition include large companies that offer online travel services as part of their business model, such as Alibaba, search engines such as Google, and peer-to-peer inventory sources that allow travelers to book stays on websites that facilitate the short-term rental of homes and apartments from their owners, thereby providing an alternative to hotel rooms, such as Airbnb and Vrbo.
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
We expect to continue to derive most of our business from our direct channels of distribution, including our digital platforms. However, consumers worldwide routinely use internet travel intermediaries such as Expedia.com, Priceline.com, Booking.com, Travelocity.com, and Orbitz.com, as well as lesser-known online travel service providers, to book travel. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Some of these intermediaries are attempting to increase the importance of generic quality indicators (such as "four-star downtown hotel") at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservation systems rather than to our brands. Some of these intermediaries have launched their own loyalty programs to further develop loyalties to their reservation systems. In addition, these intermediaries typically obtain higher commissions or other potentially significant contract concessions, increasing the overall cost of these third-party distribution channels. If the volume of sales made through internet travel intermediaries continues to increase, consumers may develop stronger loyalties to these intermediaries rather than to our brands, our distribution costs could increase significantly, and our business revenues and profits could be harmed.
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
Our operations outside the United States represented approximately 23% of our revenues for the year ended December 31, 2022. Our properties outside of the United States represent approximately 50% of the rooms in our system-wide inventory at December 31, 2022. Over the long term, we expect our international operations may account for an increasing portion of our total revenues and rooms.
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
•evolving local data residency requirements that require data to be stored only in and, in some cases, also to be accessed only from within a certain jurisdiction;

•U.S. taxation of income earned abroad;
•limitations on the redeployment of non-U.S. earnings;
•import and export licensing requirements and regulations, as well as unforeseen changes in regulatory requirements, including the imposition of tariffs or embargoes, export regulations, controls, and other trade restrictions;
•political and economic instability;
•health and safety protocols, including global care and cleanliness certifications, at our portfolio of properties;
•the complexity of managing an organization doing business in many jurisdictions;
•uncertainties as to local laws and enforcement of contract and intellectual property rights and occasional requirements for onerous contract clauses; and
•rapid changes in government, economic, and political policies; political or civil unrest; acts of war or terrorism; or the threat of international boycotts or U.S. anti-boycott legislation.
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
The World of Hyatt loyalty program is a platform for engagement with our most loyal guests, providing increased benefits and recognition as they continue to engage with Hyatt. We believe World of Hyatt will continue to develop loyalty by fostering personal relationships and creating emotional connections that inspire brand preference. The success of our business depends in part on attracting new consumers, enhancing digital platforms that are preferred by guests, and driving continued participation in the loyalty program. If guests, third-party owners, or franchisees do not accept the loyalty platform or if we are unable to operate the loyalty program successfully, our business could be adversely impacted. Further, our digital platforms are focused on driving outstanding guest experiences that differentiate Hyatt and drive revenue through direct bookings, but may not deliver all or part of the expected benefits. If our digital platforms do not evolve in a way that is able to adapt to future technology or keep pace with changes in consumer preferences, our hotel performance could become increasingly challenged.
In addition, as part of the ALG Acquisition, we continue to identify ways in which the World of Hyatt loyalty program and the Unlimited Vacation Club membership program will continue to offer added value and unique benefits to loyalty members and Unlimited Vacation Club members. The expected benefits and added value from the two programs, however, may take longer to realize, or may require additional resources than originally expected, which could adversely affect our relationships with guests, customers, Unlimited Vacation Club members, and third-party owners or franchisees, as well as our business, financial condition, or results of operations.
The Unlimited Vacation Club is a paid membership program that is dependent on offering preferred rate hotel inventory, and access to key sales locations, including on-site sale opportunities and could be negatively impacted by lack of resort inventory, member terminations, or a failure to collect membership fees.
Unlimited Vacation Club memberships are sold onsite at ALG resorts and other select locations and the failure to maintain good relationships with third-party owners to continue selling Unlimited Vacation Club memberships onsite and negotiate other favorable sales locations could have a material adverse effect on the success and future growth of the Unlimited Vacation Club membership program. In addition, if future sales efforts are not successful, if third-party owners do not accept the Unlimited Vacation Club program, or if we are unable to operate the program successfully, our business could be adversely impacted.
Unlimited Vacation Club memberships are generally long-term in nature with membership fees being paid either upfront or collected over time, and are subject to certain termination rights. If new members are not enrolled, memberships are not renewed, memberships are canceled, or we are unable to timely collect membership fees, our business, financial condition, or results of operations could be negatively impacted.
Adverse incidents at, or adverse publicity concerning, our businesses or our corporate responsibilities could harm our brands and reputation, as well as adversely affect our market share, business, financial condition, or results of operations.
Our brands and our reputation are among our most important assets. Our reputational value is based, in part, on the external perceptions of Hyatt, the quality of our hotels and services, and our corporate and management integrity. We may experience harm to our reputation, loss of consumer confidence, or a negative impact to our results of operations as a result of an incident involving the potential safety or security of our guests, customers, or colleagues; adverse publicity regarding safety or security of travel destinations around the globe or at our competitors' properties, or in respect of our third-party vendors or owners and the industry; or any media coverage resulting therefrom.
Additionally, our reputation could be harmed if we fail, or are perceived to fail, to comply with various regulatory requirements or if we fail to act responsibly or are perceived as not acting responsibly in a number of areas such as health, safety and security; data security; diversity and inclusion; group events with controversial groups or speakers; sustainability; responsible tourism; environmental stewardship; supply chain management; climate change; human rights; philanthropy and support for local communities; and corporate governance. We manage a broad range of corporate responsibility matters, taking into consideration their expected impact on the sustainability of our business over time, and the potential impact of our business on society and the environment. Despite our efforts, consumer travel preferences may shift due to sustainability-related concerns or costs. In addition, stakeholder expectations regarding such matters are evolving, and we may experience engagement from stakeholders of differing views on these matters. Adverse incidents with respect to our corporate responsibility efforts could impact the value of our brands or our reputation, the cost of our operations, and relationships with investors and stakeholders, all of which could adversely affect our business and results of operations.
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
Generally, termination rights under performance tests are based on the property's individual performance, its performance when compared to a specified set of competitive hotels branded by other hotel operators, or both. Some agreements require a failure of one test, and other agreements require a failure of more than one test, before termination rights are triggered. These termination rights are usually triggered if we do not meet the performance tests over multiple years. Generally, we have the option to cure performance failures by making an agreed-upon cure payment. However, our cure rights may be limited, and the failure to meet the performance tests may result in the termination of our management agreement. In the past, we have (1) failed performance tests, received notices of termination, and elected to make cure payments, (2) failed performance tests and negotiated an alternative resolution, and (3) failed performance tests and elected not to make a cure payment. When any termination notice is received, we evaluate all relevant facts and circumstances at the time in deciding whether to cure. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements" for more information related to performance test payments. In addition, some of our management agreements give third-party property owners the right to terminate upon payment of a termination fee to us after a certain period of time, upon sale of the property, or another stated event. Our franchise agreements typically require franchisees to pay a fee to us before terminating. In addition, if an owner files for bankruptcy, our management and franchise agreements may be terminable under applicable law. If a management or franchise agreement terminates, we would lose the revenues we derive from that agreement and could incur costs related to ending our relationship with the third party and exiting the property.
Our growth strategy depends on attracting third-party owners and franchisees to our platform, and future arrangements with these third parties may be less favorable to us, depending on the terms offered by our competitors.
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
At December 31, 2022, our executed contract base consisted of approximately 580 hotels, or approximately 117,000 rooms. The commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, obtaining governmental and regulatory approvals and adequate financing. As a result, we cannot assure you that our entire development pipeline will be completed and developed into new hotels or that those hotels will open when anticipated, which may impact our net rooms growth. We also cannot assure you that consumer demand will meet the new supply as hotels open. The current macroeconomic environment, rising interest rates, and the lingering effects of the COVID-19 pandemic have resulted in, and could continue to result in, difficulties for certain hotel owners and franchisees to obtain commercially viable financing, which may negatively impact our future development pipeline.
If we or our third-party owners or franchisees are not able to maintain our current brand standards or we are not able to develop new initiatives, including new brands, successfully, our business and profitability could be harmed.
We manage and franchise properties owned by third parties under the terms of management and franchise agreements and expect franchise ownership to continue to increase significantly over time. These agreements require third-party property owners or franchisees to comply with standards that are essential to maintaining our brand integrity and reputation. We depend on third-party property owners or franchisees to comply with these requirements by maintaining and improving properties through investments, including investments in furniture, fixtures, amenities, and personnel. If our third-party property owners or franchisees fail to make investments necessary to maintain or improve the properties we manage or franchise, our brand preference and reputation could suffer. Moreover, third-party owners or franchisees may be unwilling or unable to incur the cost of complying with brand standards for new and existing brands as such brands may evolve from time to time. This could result in poor hotel performance, cause us to absorb costs to ensure that brand standards come to market in a timely fashion, or result in us exerting resources to terminate agreements with such third-party owners or franchisees. Moreover, as we continue to increase our franchised hotel presence, our ability to maintain brand standards may become increasingly challenging.
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
The terms of certain guarantees to hotel owners may require us to fund shortfalls if the hotels do not attain specified levels of operating profit. This guaranteed funding to hotel owners may not be recoverable to us and could lower our profits and reduce our cash flows. For example, we acquired certain management agreements in the ALG Acquisition with performance guarantees expiring between 2023 and 2045. These performance guarantees are based on annual performance levels and we could be required to make payments, which could be material, pursuant to these guarantees. While neither the cumulative payments to date, nor expected payments, under this and other guarantees have been, or are expected to be, significant to our liquidity, future payments under these performance guarantees may adversely affect our financial performance and results of operations. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements" for more information related to our guarantees.
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
•the ongoing need for owner-funded capital improvements and expenditures to maintain or upgrade properties;

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
As part of our capital strategy, including our additional commitment announced in August 2021 to realize $2.0 billion of proceeds from the sale of owned assets by December 31, 2024, we plan, from time to time, to sell certain properties, subject to a management or franchise agreement, with the primary purpose of reinvesting the proceeds to support the growth of our business. As we actively market and look to sell selected properties, general economic conditions, rising interest rates, impacts of the COVID-19 pandemic, and/or property-specific issues may negatively affect the value of our properties, prevent us from selling the property on acceptable terms, or prevent us from selling properties within our previously announced timeframe. We cannot guarantee that we will be able to consummate any such sales on commercially reasonable terms or at all, or that we will realize any anticipated benefits from such sales. Real estate investments often cannot be sold quickly. Dispositions of real estate assets can be particularly difficult in a challenging economic environment as financing alternatives are often limited for potential buyers. As a result, economic conditions and rising interest rates may prevent potential purchasers from obtaining financing on acceptable terms, if at all, thereby delaying or preventing our ability to sell the properties selected for disposition. Our inability to sell assets, or to sell such assets at attractive prices, could have an adverse impact on our ability to realize proceeds for reinvestment, return capital to stockholders, repay our debt, and/or execute on our long-term strategy. In addition, even if we are successful in consummating sales of selected properties, such dispositions may result in losses.
We may seek to expand our business through acquisitions of and investments in other businesses and properties, or through alliances, and these activities may be unsuccessful or divert our management's attention.
We consider strategic and complementary acquisitions of and investments in other businesses, properties, brands, or other assets as part of our growth strategy. For instance, in 2021, we completed the ALG Acquisition, and in February 2023, we completed the acquisition of Dream Hotel Group's lifestyle hotel brand and management platform. We may also pursue opportunities in alliance with existing or prospective owners of managed or franchised properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions of or investments in hospitality companies, businesses, properties, brands, or assets, as well as these alliances, are subject to risks that could affect our business, including risks related to:
•spending cash and incurring debt;
•assuming contingent liabilities;
•contributing properties or related assets to hospitality ventures that could result in recognition of losses;
•creating additional transactional and operating expenses; or
•issuing shares of stock that could dilute the interests of our existing stockholders.
We cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will realize any anticipated benefits from such acquisitions, investments, or alliances. There may be high barriers to entry in many key markets and scarcity of available development and investment opportunities in desirable locations. Similarly, we cannot assure you that we will be able to obtain financing for acquisitions or investments on attractive terms or at all, or that the ability to obtain financing will not be restricted by the terms of our revolving credit facility, our outstanding notes or bonds, or other indebtedness we may incur.
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
•the application of different account policies, assumptions, or judgments with respect to operational or financial results;
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
Many of the properties owned by third parties, franchisees, or our hospitality ventures are pledged as collateral for mortgage loans entered into when such properties were purchased or refinanced. If our third-party property owners, franchisees, or our hospitality venture partners are unable to repay or refinance maturing indebtedness on favorable terms or at all, the lenders could declare a default, accelerate the related debt, and repossess the property. Any sales or repossessions could, in certain cases, result in the termination of our management or franchise agreements and eliminate anticipated income and cash flows, which could negatively affect our results of operations.
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
The availability of capital or the conditions under which we or our third-party owners, franchisees, or development partners can obtain capital can have a significant impact on the overall level, cost, and pace of future development and therefore, the ability to grow our revenues. The current economic downturn has caused credit markets to experience significant disruption severely reducing liquidity and credit availability, and the COVID-19 pandemic has resulted in, and could continue to result in, difficulties for certain third-party hotel owners and franchisees to obtain commercially viable financing. Such disruptions may diminish the ability and desire of existing and potential development partners to access capital necessary to develop properties. Our ability to access additional capital could also be limited by the terms of our revolving credit facility, our outstanding notes, bonds, or other indebtedness we may incur, which restricts or may restrict our ability to incur debt under certain circumstances. Additionally, if one or more of the financial institutions that support our revolving credit facility fail, we may not be able to find a replacement, which would reduce the availability of funds that we can borrow under the facility.
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
Cash balances not required to fund our daily operating activities are invested in interest-bearing investments with a greater focus placed on capital preservation than on investment return. The majority of our cash and cash equivalent balances are held on deposit with high quality financial institutions that hold long-term ratings of at least BBB or Baa from Standard & Poor's Financial Services, LLC, a subsidiary of McGraw Hill Financial, Inc. ("S&P") or Moody's Investors Service, Inc. ("Moody's"), respectively, and in AAA-rated money market funds. As such, we are exposed to counterparty risk on our cash and cash equivalent balances. We also have established investment accounts for purposes of investing portions of cash resources for the World of Hyatt loyalty program, certain benefit programs, and our captive insurance company. Although we have not recognized any significant losses to date on these investments, any significant declines in their market values could materially adversely affect our financial condition and results. Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk, or other factors. As a result, the value and liquidity of our investments could decline and result in impairments, which could materially adversely affect our financial condition and results.
Technology and Information Systems Risks
Cyber risk and the failure to maintain the availability or security of our systems or customer, colleague, or Company data could adversely affect our business, harm our reputation, and/or subject us to costs, fines, penalties, investigations, enforcement actions, or lawsuits.
We collect, use, and retain large volumes of customer data, including payment card numbers and other personal information for business, marketing, and other purposes, and our various information technology systems capture, process, summarize, and report such data. We also maintain personal information and other data about our colleagues. We store and process such customer, colleague, and Company data both at onsite facilities and at third-party owned facilities including, for example, in third-party hosted cloud environments. We also rely on the availability of information technology systems to operate our business, including communications; reservations; digital platforms, including the loyalty program and paid membership program; guest services; payments; and other general operations. The availability and protection of customer, member, colleague, and Company data, as well as the continuous operation of our systems, are critical to our business. Our customers and colleagues expect that we, as well as our third-party owners, franchisees, licensees, hospitality venture partners, and service providers, will adequately protect their personal information and that our services will be continuously available.
The regulations and contractual obligations applicable to security and privacy are increasingly demanding, both in the United States and in other jurisdictions where we operate, and cyber threat actors regularly target the hospitality industry. In addition, the scope and complexity of the cyber-threat landscape could affect our ability to adapt to and comply with changing regulatory obligations and expectations. Because of the scope and complexity of our information technology structure, our reliance on third party hardware, software, and services to support and protect our structure and data, and the constantly evolving cyber-threat landscape, our systems may be vulnerable to disruptions, failures, unauthorized access, cyber-terrorism, adverse action by state actors, human error, negligence, fraud, or other misuse. Moreover, our systems, colleagues, and customers may be targeted by social engineering attacks or account takeover tactics that may, among other things, aim to obtain funds or information fraudulently. These or similar occurrences, whether accidental or intentional, could result in an interruption in the operation of our systems or theft, unauthorized access, disclosure, destruction, encryption by ransomware, loss, and fraudulent or unlawful use of customer, colleague, or Company data, all of which could impact our business, result in operational inefficiencies or loss of business, create negative publicity, cause harm to our reputation, or subject us to remedial and other costs, fines, penalties, investigations, enforcement actions, or lawsuits. Additionally, we increasingly rely on third-party owners, franchisees, licensees, and hospitality venture partners who operate their own networks and systems and engage with their own service providers, and a security incident involving such networks or systems could lead to an interruption in, or other adverse effects on, our business, resulting in operational inefficiencies, potential exposure to fines or litigation, or loss of business, and negative publicity and reputational harm.
In addition, we may be subject to data risks and cyber security vulnerabilities as part of acquisition activities, including with respect to the ALG Acquisition. Our due diligence and post-acquisition assessments of an acquiree's cyber security controls and procedures and information technology systems may not be sufficient to detect current or prior security incidents that have not yet been detected or to identify security measures that are not sufficient to appropriately address security risks to data and business continuity. Any such security incidents may pose material cyber security risks, including risks of theft, unauthorized access, disclosure, loss, and fraudulent use of customer colleague, or Company data.
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
Our success depends on the efficient and uninterrupted operation of our information technology systems and technology services delivered to Hyatt by third-party or cloud providers. For example, we depend on our central reservation system, which allows bookings by hotels directly, via telephone through our global care centers, by travel agents, through our digital platforms, and through online reservations agencies. In addition, we depend on information technology to run our day-to-day operations, including, among others, hotel services and amenities such as guest check-in and check-out, housekeeping and room service, and systems for tracking and reporting our financial results and the financial results of our hotels.
Our information technology systems and technology services delivered to Hyatt by third-party or cloud providers are vulnerable to damage or interruption from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, and similar events. The occurrence of any of these natural or man-made disasters or unanticipated problems at any of our information technology facilities or any of our global care centers or at our third-party or cloud providers could cause interruptions or delays in our business, loss of data, or render us unable to process reservations.
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
Sophisticated information technology and other systems are instrumental for the hospitality industry, including systems used for our central reservations, revenue management, property management, and global loyalty program, as well as technology systems that we make available to our guests. These information technology and other systems include not only our own, but also any systems that we obtain through acquisition activity, and all such systems must be refined, updated, or replaced with more advanced systems on a regular basis. Developing and maintaining these systems may require significant capital. If we are unable to replace or introduce information technology and other systems as quickly as our competitors or within budgeted costs or schedules when these systems become outdated or require replacement or if we are unable to achieve the intended benefits of any new information technology or other systems, our operations could be harmed and our ability to compete effectively could be diminished.
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
Although our hospitality ventures may generate positive cash flow, in some cases, these hospitality ventures may be unable to distribute that cash to the hospitality venture partners. Additionally, in some cases, our hospitality venture partners control distributions and may choose to leave capital in the hospitality venture rather than distribute it. Because our ability to generate liquidity from our hospitality ventures depends on the hospitality ventures' ability to distribute capital to us, tax considerations or decisions of our hospitality venture partners could reduce our return on these investments. We include our pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA in our consolidated Adjusted EBITDA regardless of whether the cash flow of those ventures is, or can be, distributed to us.
Indebtedness Risks
Our indebtedness exposes us to a variety of financial and operational risks.
The terms of the indenture governing our Senior Notes, as defined in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes," and those of our revolving credit facility subject us to the following:
•a risk that cash flow from operations will be insufficient to meet required payments of principal and interest;
•restrictive covenants, including covenants related to maintaining certain financial ratios; and
•the risk that any additional increases in benchmark rates by the U.S. Federal Reserve and other international central banks, as occurred during 2022 and could continue in 2023, will result in higher interest rates applicable to our fluctuating rate indebtedness, including borrowings under our revolving credit facility, which in turn could reduce our cash flows available for other corporate purposes, including investments in our portfolio, limit our ability to refinance existing debt when it matures, or increase interest costs on any debt that is refinanced.
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
Although we anticipate we will be able to repay or refinance our existing indebtedness when it matures, there can be no assurance we will be able to do so, or that the terms of such refinancing will be favorable. Similarly, although we do not expect changes in interest rates to have a material effect on income or cash flows in 2023, primarily due to our current limited reliance on borrowings tied to fluctuating rates, there can be no assurance that interest rates will not increase significantly from current levels.
A substantial decrease in operating cash flow or consolidated EBITDA as defined in our revolving credit facility, or a substantial increase in our expenses may make it difficult for us to meet our existing debt service requirements and restrictive covenants. As a result, we could be forced to sell assets and/or modify our operations. Our existing leverage may also impair our ability to obtain additional financing for acquisitions, working capital, capital expenditures, or other purposes, if necessary, or require us to accept terms otherwise unfavorable to us.
Rating agency downgrades may increase our cost of capital.
The interest rate on borrowings and the facility fee under our revolving credit facility are determined by a pricing grid, which is dependent in part on our credit ratings by S&P, Moody's, and Fitch. Lower ratings result in a higher cost of funds. Therefore, if these independent rating agencies were to downgrade our credit ratings or if we no longer have a credit rating from any agency, the cost of our borrowing and the amount of the facility fee under our revolving credit facility will increase as specified in the pricing grid. Additionally, any future downgrade of our credit ratings by the rating agencies could reduce or limit our access to capital and further increase our cost of capital.
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
Our global operations subject us to income taxes (e.g., corporate income, withholding and other taxes in lieu of corporate income tax) and non-income taxes (e.g., sales, use, value added, goods and services, payroll, property, and franchise taxes in numerous jurisdictions). Our future tax expenses and liabilities could be affected by changes in tax laws or the interpretation of the tax laws, as well as changes in our business operations. Our future tax expense could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes to our transfer pricing methodologies, changes in the valuation of our deferred tax assets and liabilities, including net operating losses, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, the U.S. federal, state, local, and foreign governments make substantive changes to tax rules and the application thereof, such as the Base Erosion and Profit Shifting project ("BEPS") being undertaken by the Organization for Economic Cooperation and Development, including the proposed global minimum tax that may apply as early as 2024. Furthermore, the Inflation Reduction Act of 2022 was enacted in August 2022 and imposes a 15% minimum corporate income tax on certain corporations and a 1% U.S. federal excise tax on certain stock buybacks and similar corporate actions. Legislative and tax treaty changes and the interpretation thereof could result in materially higher corporate taxes than would be incurred under existing or prior tax law or interpretation and could adversely impact profitability. As tax authorities increase their efforts to increase revenue, changes in tax laws and the frequency of tax audits could increase our future tax liabilities.
We are subject to on-going and periodic audits by the Internal Revenue Service ("IRS") and various state, local, and foreign tax authorities and currently are engaged in disputes with certain of such tax authorities. We are a party to certain agreements with tax authorities that reduce or defer the amount of tax we pay. The ultimate results of these agreements, or the expiration of such agreements, or changes in circumstances or in the interpretation of such agreements, could increase our tax costs. We believe we have established adequate reserves for potential tax liabilities, but the final amount of taxes, interest and penalties, in connection with any tax audit, could exceed the amount of such reserves, which could reduce our profits and cash position.

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
Our franchisees and their hotel operators also currently may be or may become subject to collective bargaining agreements. Labor disruptions, labor regulation, and negotiation of labor agreements may be disruptive to a franchisee's operations which could impact our franchised fee income or harm our reputation. We do not participate in the negotiations of collective bargaining agreements covering unionized labor employed by third-party property owners and franchisees.
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
Third-party claims that we infringe on their intellectual property rights could subject us to damages and other costs and expenses.
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
•air emissions;
•pollution; and
•climate change.
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
In addition, existing environmental laws and regulations may be revised or reinterpreted or new more stringent laws and regulations related to global climate change, air quality, or other environmental, health, and safety concerns may be adopted or become applicable to us. For example, compliance with future corporate responsibility and other climate-related legislation and regulation, and our efforts to achieve science-based emissions reduction targets, could be difficult and costly. As a result, we may experience significant increased operating and compliance costs, and operating disruptions or limitations, which could adversely affect our results or operations, financial condition, and business.
If the insurance that we, our third-party owners, hospitality ventures, franchisees, or licensees carry does not sufficiently cover damage or other potential losses or liabilities involving properties that we own, lease, manage, or franchise, our profits could be reduced.
We, our third-party owners, hospitality ventures, franchisees, and licensees carry insurance from solvent insurance carriers that we believe is adequate for foreseeable losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we, our third-party owners, hospitality ventures, franchisees, or licensees can obtain or restrict our ability, our third-party owners', our hospitality ventures', our franchisees', or our licensees' ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we, our third-party owners, hospitality ventures, franchisees, or licensees carry may not be sufficient to pay the full value of our financial obligations, our liabilities, or the replacement cost of any lost investment or property loss. In addition, there are other risks or losses that may fall outside of the general coverage limits of our policies, may be uninsurable, or for which the cost of insurance is too expensive to justify. In some cases, these factors could result in certain losses being completely uninsured. As a result, we could lose some or all of the capital we have invested in a property as well as the anticipated future revenues, profits, management fees, franchise fees, or license fees from the property; we could remain obligated for performance guarantees in favor of third-party property owners and franchisees or for their debt or other financial obligations; we could suffer an uninsured or underinsured property loss; or we may not have sufficient insurance to cover awards or damages resulting from our liabilities. If the insurance that we, our third-party owners, hospitality ventures, franchisees, or licensees carry does not sufficiently cover damages or other losses or liabilities, our profits could be adversely affected.
The Iran Threat Reduction and Syria Human Rights Act of 2012 could result in investigations by the U.S. Government against our Company and could harm our reputation and brands.
The Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRSHR Act") expanded sanctions against Iran and Syria. In addition, the ITRSHR Act instituted disclosure requirements in annual and quarterly reports for public companies engaged in, or affiliated with an entity engaged in certain activities involving the Government of Iran, involving other entities and persons targeted under certain OFAC sanctions, or otherwise involving specified activities under the ITRSHR Act. A company subject to Section 219 of the ITRSHR Act must make detailed disclosures about certain activities knowingly conducted by it or any of its affiliates. We did not identify any 2022 activities required to be disclosed. In the event Hyatt were to engage in certain activities that are subject to disclosure pursuant to Section 219 of the ITRSHR Act and Section 13(r) of the Exchange Act, we would be required to separately file, concurrently with any ITRSHR Act disclosure, a notice to the SEC that such activities were disclosed in our quarterly or annual report filings, which notice must also contain the information required by Section 13(r) of the Exchange Act. The SEC is required to post this notice of disclosure on its website and send the report to the President and certain Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed on the Company. Disclosure of such activities, even if they are not subject to sanctions under applicable law, and any sanction actually imposed on us or our affiliates as a result of these activities, could harm our reputation and brands and have a negative impact on our results of operations.
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
Our dividend policy or share repurchase program may change from time to time, and we may not declare dividends or repurchase shares in any particular amounts, in amounts consistent with historical practice, or at all. Our repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares and the timing and amount of repurchases, if any, will depend on several factors, including market and business conditions, applicable debt covenants, the timing and amount of cash proceeds from asset dispositions, the timing and amount of any like-kind exchange transactions and other tax-planning matters, the trading price of our common stock, the nature of other investment opportunities, and other factors as our board of directors may deem relevant from time to time. Dividend payments or repurchase activity could have a negative effect on our stock price, increase volatility, or fail to enhance shareholder value. The actual declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates, if any, are subject to determination by our board of directors after its review of our business strategy, applicable debt covenants, financial performance and position, and other factors as our board of directors may deem relevant from time to time. Our declaration and payment of future dividends is subject to risks and uncertainties, including: deterioration of our financial performance or position, inability to declare a dividend in compliance with applicable laws or debt covenants, an increase in our cash needs or decrease in available cash, and the business judgment of the board of directors that a declaration of a dividend is not in the best interest of our stockholders.
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
Our Class B common stock is entitled to ten votes per share and our Class A common stock is entitled to one vote per share. At January 31, 2023, Pritzker family business interests beneficially own, in the aggregate, 56,647,354 shares, or approximately 96.2%, of our Class B common stock, and 340,968 shares, or approximately 0.7%, of Class A common stock, representing approximately 53.6% of the outstanding shares of our common stock and approximately 89.1% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation, or sale of all or substantially all of our assets and any other significant transaction. While the voting agreements are in effect, they may provide our board of directors with the effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. This concentrated control will limit your ability to influence corporate matters, and the interests of Pritzker family business interests may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. See also "—Voting agreements entered into with or among our major stockholders, including Pritzker family business interests, will result in a substantial number of our shares being voted consistent with the recommendation of our board of directors, and may limit your ability to influence the election of directors and other matters submitted to stockholders for approval."
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
Pritzker family business interests, which beneficially own at January 31, 2023, directly or indirectly, 56,988,322 shares, or 53.6%of our total outstanding common stock and control approximately 89.1% of our total voting power, have entered into a voting agreement with respect to all shares of common stock beneficially owned by Pritzker family business interests. During the term of the voting agreement, which expires on the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by non-Pritzker family business interests, Pritzker family business interests have agreed to vote their shares of our common stock consistent with the recommendation of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). In addition, at January 31, 2023, the stockholders party to the 2007 Stockholder's Agreement beneficially own, in the aggregate, approximately 3.9% of our outstanding Class B common stock, representing approximately 3.6% of the total voting power of our outstanding common stock. Pursuant to the 2007 Stockholder's Agreement, the stockholders party thereto have entered into a voting agreement with us, with respect to the shares of common stock that they beneficially own, and have agreed to vote their shares of common stock consistent with the recommendation of our board of directors, without any separate requirement that our independent directors agree with the recommendation. These voting agreements expire on the date that Thomas J. Pritzker is no longer chairman of our board of directors. See Part I, Item 1, "Business—Stockholder Agreements."
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
Future sales in the public market of Class A common stock issuable upon conversion of Class B common stock, or the perception in the market that the holders of a large number of shares of Class B common stock intend to sell shares, could reduce the market price of our Class A common stock. At January 31, 2023, we had 47,334,299 shares of Class A common stock outstanding and 58,917,749 shares of Class B common stock outstanding.
At January 31, 2023, 47,330,403 shares of Class A common stock are freely tradable in the public market without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act") unless these shares are held by any of our "affiliates," as that term is defined in Rule 144 under the Securities Act ("Rule 144"). The remaining 3,896 outstanding shares of Class A common stock and 58,917,749 outstanding shares of Class B common stock are deemed "restricted securities," as that term is defined in Rule 144. Restricted securities may be sold in the public market only if they are registered under the Securities Act or they qualify for an exemption from registration under Rule 144 or Rule 701 under the Securities Act ("Rule 701"). Of these restricted securities, 2,270,395 shares of Class B common stock are held by stockholders party to the 2007 Stockholders' Agreement and are otherwise eligible to be sold at any time, subject to the applicable rights of first refusal, "drag along" rights and other restrictions contained in the 2007 Stockholders' Agreement. See Part I, Item 1, "Business—Stockholder Agreements—2007 Stockholders' Agreement." Another 3,896 shares of Class A common stock that are deemed restricted securities are otherwise eligible to be sold at any time.
The rest of the restricted securities, consisting of 56,647,354 shares of Class B common stock, together with 340,968 shares of Class A common stock previously registered, are subject to contractual lock-up and certain other restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement as described in Part I, Item 1, "Business—Stockholder Agreements." These contractual restrictions may be amended, waived, or terminated by the parties to those agreements in accordance with the terms of such agreements without our consent and without notice; the 25% limitation on sales of our common stock may, with respect to each 12 month period, be increased to a higher percentage or waived entirely by the unanimous affirmative vote of our independent directors (excluding for such purposes any Pritzker). All such shares of Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, will be eligible for resale in compliance with Rule 144 or Rule 701 to the extent the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement or the Amended and Restated Foreign Global Hyatt Agreement, as applicable, are waived or terminated with respect to such shares.

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

Time Period	Number of Shares*
During the 12 month period from November 5, 2022 through November 4, 2023	15,716,348
During the 12 month period from November 5, 2023 through November 4, 2024	11,837,502
During the 12 month period from November 5, 2024 through November 4, 2025	6,996,539
During the 12 month period from November 5, 2025 through November 4, 2026	6,419,886
During the 12 month period from November 5, 2026 through November 4, 2027	6,419,886
During the 12 month period from November 5, 2027 through November 4, 2028	6,271,290
During the 12 month period from November 5, 2028 through November 4, 2029	3,255,514
During the 12 month period from November 5, 2029 through November 4, 2030	71,357
*The foregoing numbers are based on information at January 31, 2023 and assume that the maximum number of shares permitted to be sold during each period set forth above are, in fact, sold during each such period. To the extent any shares are not sold during the first time period that such shares are eligible to be sold as described above, the number of shares that may be sold in subsequent time periods may change.
In addition, at December 31, 2022, 4,557,675 shares of our Class A common stock were reserved for issuance under the Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (as amended, the "LTIP"). These shares of Class A common stock will become eligible for sale in the public market once those shares are issued or awarded under our LTIP, subject to provisions of various award agreements and Rule 144, as applicable. In addition, 811,317 shares of our Class A common stock were reserved for issuance under the Hyatt Hotels Corporation Second Amended and Restated Employee Stock Purchase Plan ("ESPP"), 1,169,195 shares of our Class A common stock remained available for issuance pursuant to the Amended and Restated Hyatt Corporation Deferred Compensation Plan ("DCP"), and 300,000 shares of Class A common stock remained available for issuance pursuant to the Hyatt International Hotels Retirement Plan, commonly known as the Field Retirement Plan ("FRP").
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
Holders of 58,917,749 shares of our Class B common stock or 55.5% of our total outstanding shares of common stock at January 31, 2023, including Pritzker family business interests, have rights, subject to certain conditions, to require us to file registration statements registering sales of shares of Class A common stock acquired upon conversion of such Class B common stock or to include sales of such shares of Class A common stock in registration statements that we may file for ourselves or for other stockholders. In order to exercise such registration rights, the holder must be permitted to sell shares of its common stock under applicable lock-up restrictions. See "—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well" and Part I, Item 1, "Business—Stockholder Agreements" for additional information with respect to these lock-up provisions. Subject to compliance with applicable lock-up agreements, shares of Class A common stock sold under the registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of Class A common stock issuable upon conversion of shares of Class B common stock are sold in the public market, such sales could reduce the trading price of our Class A common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with any such registrations other than underwriting discounts.
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
Subsequent to November 2022, a trust for the benefit of Karen L. Pritzker and/or certain of her lineal descendants engaged in sales representing an aggregate of 100,000 shares of Class A common stock issuable upon conversion of shares of Class B common stock. After giving effect to these transactions, as well as sales, charitable contributions, and similar transactions prior to November 2022 by (a) limited partnerships and trusts, each for the benefit of Daniel F. Pritzker and/or certain of his lineal descendants, and Daniel F. Pritzker, individually, that resulted in such entities holding fewer shares than are registered for resale on the May 2020 shelf registration statement, and (b) the Anthony N. Pritzker Family Foundation that resulted in such entity no longer holding any shares registered for resale on the May 2020 shelf registration statement, as of the date of this filing, 9,421,600 shares of the 13,347,885 shares originally registered for resale on the May 2020 shelf registration statement continue to be eligible to be sold pursuant to the May 2020 shelf registration statement during the 12 month period commencing November 5, 2022 through November 4, 2023 under the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement. Subsequent to November 4, 2023, and assuming no further sales, 9,521,600 shares of the 13,347,885 shares originally registered for resale on the May 2020 shelf registration statement will continue to be eligible to be sold pursuant to the May 2020 shelf registration statement. Additional shares may be registered on the shelf registration statement in the future as such shares are eligible to be sold in accordance with the registration rights agreements and lock-up restrictions. See "—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well" for additional information with respect to the lock-up provisions.
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
If we were, or were to become, a USRPHC, a non-U.S. holder may be subject to U.S. federal income tax on gain realized on the disposition of our Class B common stock. Such tax would apply if on the date such non-U.S. holder actually or constructively acquired Class B common stock, and on any date on which such non-U.S. holder acquires additional Class B common stock, the aggregate fair market of the Class B common stock it actually and constructively owns is greater than 5% of the fair market value of our Class A common stock on such date. Certain dispositions of substantial amounts of Class B common stock by non-U.S. holders may be subject to withholding under section 1445 of the Internal Revenue Code.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties:
The following table sets forth a description of each owned or leased property in our portfolio of properties at December 31, 2022.

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Owned and Leased Hotels

Full Service
Americas Owned:
Park Hyatt Chicago	Chicago, IL	182		100%
Park Hyatt New York	New York, NY	210		100%
Miraval Arizona Resort and Spa	Tucson, AZ	145		100%
Miraval Austin Resort and Spa	Austin, TX	117		100%
Miraval Berkshires Resort and Spa	Lenox, MA	121		100%
Hyatt Grand Central New York (2)	New York, NY	1,298		100%
Grand Hyatt Rio de Janeiro	Rio de Janeiro, Brazil	436		100%
Grand Hyatt São Paulo	São Paulo, Brazil	467		100%
Hyatt Regency Aruba Resort Spa and Casino (2)	Palm Beach, Aruba, Dutch Caribbean	359		100%
Hyatt Regency Baltimore Inner Harbor (2)	Baltimore, MD	488		100%
Hyatt Regency Green Bay	Green Bay, WI	241		100%
Hyatt Regency Long Beach (2)	Long Beach, CA	531		100%
Hyatt Regency O'Hare Chicago	Rosemont, IL	1,095		100%
Hyatt Regency Orlando	Orlando, FL	1,641		100%
Hyatt Regency Phoenix	Phoenix, AZ	693		100%
Hyatt Regency San Antonio Riverwalk (2)	San Antonio, TX	630		100%
Hotel Irvine	Irvine, CA	541		100%
Hyatt Centric The Pike Long Beach (2)	Long Beach, CA	138		100%
Americas Owned		9,333	18

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Americas Leased:
Andaz West Hollywood (3) (4)	West Hollywood, CA	240		—%
Hyatt Regency San Francisco (3) (4)	San Francisco, CA	821		—%
Americas Leased		1,061	2

Total Americas Owned and Leased Hotels		10,394	20

EAME/SW Asia Owned:
Park Hyatt Paris-Vendôme	Paris, France	156		100%
Park Hyatt Zurich (2)	Zurich, Switzerland	138		100%
Andaz London Liverpool Street (5)	London, England	267		100%
EAME/SW Asia Owned		561	3

EAME/SW Asia Leased:
Hyatt Regency Cologne (3) (4)	Cologne, Germany	306		—%
EAME/SW Asia Leased		306	1

Total EAME/SW Asia Owned and Leased Hotels		867	4

Total Full Service Owned and Leased Hotels		11,261	24

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Select Service
Owned:
Hyatt Place Macaé	Macaé, Brazil	141		100%
Hyatt Place Sao Jose do Rio Preto	São José do Rio Preto, Brazil	152		100%
Select Service Owned:		293	2

Leased:
Hyatt Place Amsterdam Airport (3) (4)	Amsterdam, The Netherlands	330		—%
Hyatt Place Atlanta/Buckhead (6)	Atlanta, GA	171		—%
Select Service Leased:		501	2

Total Select Service Owned and Leased Hotels		794	4

All-Inclusive Leased (7)
Leased:
Alua Calas de Mallorca Resort (3) (4)	Mallorca, Spain	478		—%
Alua Illa de Menorca (3) (4)	Menorca, Spain	228		—%
AluaSoul Menorca (3) (4)	Menorca, Spain	133		—%
AluaSun Mediterraneo (3) (4)	Menorca, Spain	72		—%
AluaSun Cala Antena (3) (4)	Mallorca, Spain	334		—%
AluaSun Far Menorca (3) (4)	Menorca, Spain	34		—%
All-Inclusive Leased:		1,279	6

Total All-Inclusive Owned and Leased Hotels		1,279	6

Unconsolidated Hospitality Venture Hotels

Full Service
Americas Unconsolidated Hospitality Ventures:
Andaz Mayakoba Resort Riviera Maya	Playa del Carmen, Mexico	214		40%
Hyatt Regency Columbus (2)	Columbus, OH	633		24%
Hyatt Regency Crystal City at Reagan National Airport	Arlington, VA	686		50%
Hyatt Regency Huntington Beach Resort and Spa	Huntington Beach, CA	517		40%
Hyatt Regency Miami (2)	Miami, FL	615		50%
Hyatt Centric Buckhead Atlanta	Atlanta, GA	218		50%
Hyatt Centric Downtown Nashville	Nashville, TN	252		40%
Hyatt Centric Center City Philadelphia	Philadelphia, PA	332		42%
Americas Unconsolidated Hospitality Ventures		3,467	8

EAME/SW Asia Unconsolidated Hospitality Ventures:
Park Hyatt Hamburg (3) (8)	Hamburg, Germany	252		—%
Park Hyatt Milan	Milan, Italy	106		30%
Grand Hyatt Mumbai Hotel & Residences	Mumbai, India	548		50%
Andaz Delhi (2)	New Delhi, India	401		50%
Andaz Vienna Am Belvedere	Vienna, Austria	303		50%
Hyatt Regency Ahmedabad	Ahmedabad, India	208		50%
EAME/SW Asia Unconsolidated Hospitality Ventures		1,818	6

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)

ASPAC Unconsolidated Hospitality Ventures:
Grand Hyatt Bali	Bali, Indonesia	636		10%
Andaz Bali	Bali, Indonesia	149		10%
Hyatt Regency Bali	Bali, Indonesia	363		10%
ASPAC Unconsolidated Hospitality Ventures		1,148	3

Total Full Service Unconsolidated Hospitality Ventures		6,433	17

Select Service Unconsolidated Hospitality Ventures
Hyatt House Denver/Downtown	Denver, CO	113		50%
Hyatt Place Atlanta / Centennial Park	Atlanta, GA	175		50%
Hyatt Place Boston / Seaport District (2)	Boston, MA	297		50%
Hyatt Place Denver/Downtown	Denver, CO	248		50%
Hyatt Place Panama City/Downtown	Panama City, Panama	165		29%
Caption by Hyatt Beale Street Memphis	Memphis, TN	136		50%
Total Select Service Unconsolidated Hospitality Ventures		1,134	6

Total Unconsolidated Hospitality Ventures (9)		7,567	23

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
(8) We own a 50% interest in an unconsolidated hospitality venture that is the operating lessee.
(9) Excludes five UrCove hotels where we own a 49% interest in an unconsolidated hospitality venture that is the operating lessee.

Below is a summary of our Hyatt managed and franchised hotels, including owned and leased hotels, for all periods presented.

	December 31, 2022		December 31, 2021		December 31, 2020
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Americas Management and Franchising
Full Service Hotels
Managed	174	74,036	172	72,932	164	72,278
Franchised	91	25,567	85	24,409	73	21,544
Full Service Hotels	265	99,603	257	97,341	237	93,822
Select Service Hotels
Managed	48	7,077	46	6,780	55	8,132
Franchised	430	60,161	424	59,150	391	53,912
Select Service Hotels	478	67,238	470	65,930	446	62,044
ASPAC Management and Franchising
Full Service Hotels
Managed	132	43,588	125	41,649	116	39,327
Franchised	11	3,275	10	3,153	8	2,520
Full Service Hotels	143	46,863	135	44,802	124	41,847
Select Service Hotels
Managed	31	5,522	29	5,053	29	5,378
Franchised	26	4,532	13	2,244	6	1,169
Select Service Hotels	57	10,054	42	7,297	35	6,547
EAME/SW Asia Management and Franchising
Full Service Hotels
Managed	110	27,075	101	25,457	97	24,678
Franchised	59	9,955	22	3,799	13	2,454
Full Service Hotels	169	37,030	123	29,256	110	27,132
Select Service Hotels
Managed	25	4,144	21	3,429	17	2,749
Franchised	5	1,116	6	1,411	5	1,131
Select Service Hotels	30	5,260	27	4,840	22	3,880

Total Full Service and Select Service Hotels (1)	1,142	266,048	1,054	249,466	974	235,272

Americas
All-inclusive Hotels	72	25,425	68	24,873	8	3,153
EAME/SW Asia (2)
All-inclusive Hotels	49	12,635	40	10,605	—	—

Total All-inclusive Hotels	121	38,060	108	35,478	8	3,153

Total Managed and Franchised	1,263	304,108	1,162	284,944	982	238,425
(1) Figures do not include vacation ownership, residential, or condominium units.
(2) Certain resorts in Europe operate under a hybrid all-inclusive model, which includes various all-inclusive package options as well as rooms-only options.

Included in the summary above are the following owned and leased hotels:

	December 31, 2022		December 31, 2021		December 31, 2020
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Owned and Leased Hotels
Full Service Hotels
United States (1)	17	9,132	22	11,058	25	12,607
Other Americas	3	1,262	3	1,262	2	795
EAME/SW Asia	4	867	5	1,135	7	1,435
Select Service Hotels
United States	1	171	1	171	1	171
Other Americas	2	293	2	293	2	293
EAME/SW Asia	1	330	1	330	1	330
Total Full Service and Select Service Hotels	28	12,055	34	14,249	38	15,631

All-inclusive Hotels (2)	6	1,279	4	909	—	—

Total Owned and Leased Hotels (3)	34	13,334	38	15,158	38	15,631
(1) Includes one hotel that was rebranded and combined with an existing property during the twelve months ended December 31, 2022.
(2) Certain resorts in Europe operate under a hybrid all-inclusive model, which includes various all-inclusive package options as well as rooms-only options.
(3) Figures do not include unconsolidated hospitality ventures.
Corporate Headquarters and Regional Offices
Our corporate headquarters are located at 150 North Riverside Plaza, Chicago, IL, pursuant to an operating lease. At December 31, 2022, we lease approximately 262,000 square feet.
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

Information about our Executive Officers.
The following chart names each of the Company's executive officers and their ages and positions at February 16, 2023. Also included below is biographical information relating to each of the Company's executive officers. Each of the executive officers is elected by and serves at the pleasure of the board of directors.

Name	Age	Position (1)
Thomas J. Pritzker	72	Executive Chairman of the Board
Mark S. Hoplamazian	59	President, Chief Executive Officer and Director (Principal Executive Officer)
Javier Águila	47	Executive Vice President, Group President—EAME
Joan Bottarini	51	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Margaret C. Egan	53	Executive Vice President, General Counsel and Secretary
H. Charles Floyd	63	Executive Vice President, Global President of Operations
Malaika L. Myers	55	Executive Vice President, Chief Human Resources Officer
Peter J. Sears	58	Executive Vice President, Group President—Americas
David Udell	62	Executive Vice President, Group President—ASPAC
Mark R. Vondrasek	55	Executive Vice President, Chief Commercial Officer
(1) Reflects the geographic realignment of EAME and ASPAC segments that became effective on January 1, 2023.
Thomas J. Pritzker has been a member of our board of directors since August 2004 and our Executive Chairman since August 2004. Mr. Pritzker served as our Chief Executive Officer from August 2004 to December 2006. Mr. Pritzker was appointed President of Hyatt Corporation in 1980 and served as Chairman and Chief Executive Officer of Hyatt Corporation from 1999 to December 2006. Mr. Pritzker is Executive Chairman of The Pritzker Organization, LLC ("TPO"), the principal financial and investment advisor to certain Pritzker family business interests. Mr. Pritzker served as a Director of Royal Caribbean Cruises Ltd. until May 2020. He served as a Director of TransUnion Corp., a credit reporting service company, until June 2010 and as Chairman of Marmon Holdings, Inc. until March 2014. Mr. Pritzker is Chairman of the Board of Trustees of the Center for Strategic & International Studies; Director and Vice President of The Pritzker Foundation, a charitable foundation; Director and President of the Pritzker Family Philanthropic Fund, a charitable organization; and Director, Chairman and President of The Hyatt Foundation, a charitable foundation which established The Pritzker Architecture Prize.
Mark S. Hoplamazian was appointed to our board of directors in November 2006 and named President and Chief Executive Officer of Hyatt Hotels Corporation in December 2006. Prior to being appointed to his present position, Mr. Hoplamazian served as President of TPO. During his 17 year tenure with TPO, he served as an advisor to various Pritzker family-owned companies, including Hyatt Hotels Corporation and its predecessors. He previously worked in international mergers and acquisitions at The First Boston Corporation in New York. Mr. Hoplamazian served as Chairman of the American Hotel & Lodging Association from January 2021 to December 2021, and serves on the Board of Directors and as a member of the Talent & Compensation and Finance committees of the Board of Directors of VF Corporation. He also serves on the Board of Directors of Brand USA and Skills for Chicagoland's Future, the Executive Committee of the Board of Directors of World Business Chicago, and the Board of Trustees of the Aspen Institute. Mr. Hoplamazian is a member of the World Travel & Tourism Council, the Commercial Club of Chicago, and the Discovery Class of the Henry Crown Fellowship.
Javier Águila was appointed Executive Vice President, Group President – EAME in October 2022. In this role, Mr. Águila is responsible for leading the strategic growth and overall operations of Hyatt's portfolio in Europe, Africa, the Middle East, and Central Asia. Most recently, he served as Group President, AMResorts Europe and Global Strategy at ALG, which became part of Hyatt in 2021. Prior to that, Mr. Águila founded Alua Hotels and Resorts, a Spanish hotel group of all-inclusive and leisure properties and served as Chief Executive Officer until the company was acquired by ALG in 2019. Previously, he served as Chief Operating Officer at Orizonia Corporation, a tour operator in Spain. Before starting his career in the hospitality and travel sector Mr. Águila worked for more than 10 years in private equity and management consulting at The Carlyle Group, McKinsey & Company, and Booz Allen Hamilton.
Joan Bottarini was appointed Executive Vice President, Chief Financial Officer in November 2018. In this role, Ms. Bottarini is responsible for the global finance function, including financial reporting, planning, treasury, tax, investor relations, internal audit, asset management, and procurement. Ms. Bottarini previously served as the Company's Senior Vice President, Finance—Americas from 2016 to 2018. Prior to that position, Ms. Bottarini served as Vice President, Hotel Finance—Asia Pacific (Hong Kong) of the Company from 2014 to 2016 and as Vice President, Strategic Financial Planning and Analysis of the Company from 2007 to 2014. Prior to her roles at Hyatt, Ms. Bottarini served as the Controller - Development at Essex Property Trust and an Assurance Manager at KPMG LLP. Ms. Bottarini serves as co-chair of the No Room for Trafficking

Council of the American Hotel and Lodging Association Foundation and as an advisory board member of Salt and Light Coalition in Chicago.
Margaret C. Egan was appointed Executive Vice President, General Counsel and Secretary in January 2018. Ms. Egan is responsible for Hyatt's global legal and corporate secretarial services. Ms. Egan served as interim General Counsel and Secretary of the Company from October 2017 to January 2018 and previously served as Senior Vice President and Associate General Counsel at Hyatt from March 2013 to January 2018 overseeing the Company's legal global transactions teams. From October 2003 to March 2013, Ms. Egan held a series of increasingly responsible positions at Hyatt. Prior to entering the hospitality industry, Ms. Egan practiced law in the litigation practice group of DLA Piper in Chicago, Illinois from 1996 to 2000 and again from 2002 to 2003 and also held a position as Attorney Advisor with the United States Department of Justice in London, United Kingdom from January 2001 to January 2002.
H. Charles Floyd was appointed Executive Vice President, Global President of Operations in August 2014. In this role, Mr. Floyd leads and develops Hyatt's shared operation services organization known as the Global Operations Center ("GOC") and is responsible for the successful operation of Hyatt's hotels globally. Mr. Floyd is also responsible for ensuring operating efficiency in the roll-out of new innovations and unifying the Company's global operations. The Group Presidents for each of Hyatt's three regions report to Mr. Floyd. Prior to his current role, Mr. Floyd was Executive Vice President, Group President—Global Operations Center from October 2012 to August 2014. Mr. Floyd served as our Chief Operating Officer—North America from January 2006 until October 2012. Since joining Hyatt in 1981, Mr. Floyd served in a number of senior positions, including Executive Vice President—North America Operations and Senior Vice President of Sales, as well as various managing director and general manager roles. Mr. Floyd served on the Board of Directors of Playa Hotels & Resorts N.V. and its predecessors from February 2016 to August 2021 and serves on the Board of Directors and as a member of the Compensation Committee of the Board of Directors of Kohl's Corporation.
Malaika L. Myers was appointed Executive Vice President, Chief Human Resources Officer in September 2017. In this role, Ms. Myers is responsible for setting and implementing Hyatt's global human resources enterprise strategy. Ms. Myers joined Hyatt with over 25 years of experience in human resources across a diverse group of industries. Prior to assuming her role at Hyatt, Ms. Myers served as Senior Vice President, Human Resources for Jarden Corporation, a global consumer products company, where she was responsible for the effectiveness of human resources strategies and programs for Jarden Corporation worldwide. Prior to Jarden, Ms. Myers served as Chief Human Resources Officer for Arysta LifeScience, a global agricultural chemical company. Ms. Myers also previously served in various senior management roles at Diageo PLC and PepsiCo. Ms. Myers serves on the Board of Directors of Skills for Chicagoland's Future, Cielo, Inc., and HR Policy Association.
Peter J. Sears was appointed Executive Vice President, Group President—Americas in September 2014. Mr. Sears is responsible for the growth and successful operation of Hyatt's portfolio in the United States, Canada, the Caribbean, Mexico, Central America, and South America. Prior to his current role, he was the Senior Vice President—Operations, Asia Pacific. Mr. Sears began his career with Hyatt as a Corporate Management Trainee at Hyatt Regency San Antonio in 1987 and went on to hold numerous positions of increasing operational responsibility. These positions included serving as general manager of five full service hotels in North America at properties located in San Francisco, Orange County, and Lake Tahoe. In 2006, he became Senior Vice President of Field Operations for the Central Region, and in 2009, he became Senior Vice President, Operations for North America.
David Udell was appointed Executive Vice President, Group President—ASPAC in July 2014. Mr. Udell is responsible for overseeing hotels in Greater China, East and Southeast Asia, the Indian subcontinent, and Oceania. Prior to his current role, Mr. Udell was the Senior Vice President, Operations for the GOC. Mr. Udell has also served as Senior Vice President—Operations, Asia Pacific, where he was responsible for overseeing the operation of all hotels within the region. Prior to that, Mr. Udell held senior management positions in Hyatt properties in Bangkok, Seoul, Hong Kong, and Tokyo, including as the opening General Manager of Park Hyatt Tokyo and General Manager of Grand Hyatt Hong Kong. He began his career with Hyatt as a Corporate Management Trainee at Hyatt Regency Singapore in 1982. Mr. Udell serves as Chairman of the Hotel, Catering and Tourism Board in Hong Kong.
Mark R. Vondrasek was appointed Executive Vice President, Chief Commercial Officer in March 2018. In this role, Mr. Vondrasek oversees global sales, revenue management, distribution strategy, corporate marketing, brands, communications, digital, consumer insights, and analytics, global property and guest services, information technology, and the World of Hyatt loyalty platform. He is also charged with integrating and scaling new business opportunities, products, and services. Mr. Vondrasek joined Hyatt in September 2017 with 15 years of hospitality leadership experience at Starwood Hotels and Resorts, where he most recently served in a similar role as Senior Vice President, Commercial Services Officer. Prior to entering the hospitality industry, he spent 10 years in the Financial Services industry, overseeing operational teams at Fidelity Investments and Kemper Financial Services.

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

Part II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
On November 5, 2009, our Class A common stock began trading publicly on the New York Stock Exchange under the symbol "H." Prior to that time, there was no public market for our Class A common stock. At January 31, 2023, our Class A common stock was held by 26 stockholders of record, and there were 47,334,299 shares of Class A common stock outstanding. This stockholder figure does not include a substantially greater number of "street name" holders or beneficial holders of our Class A common stock whose shares are held of record by banks, brokers, and other financial institutions.
There is no established public trading market for our Class B common stock. At January 31, 2023, our Class B common stock was held by 77 stockholders, and there were 58,917,749 shares of Class B common stock outstanding.
Dividends
We currently do not pay a cash dividend on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments, and such other factors as our board of directors deems relevant. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 16 to our Consolidated Financial Statements" for further detail.

Performance Graph
The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total stockholder return since December 31, 2017, with the S&P 500 Index ("S&P 500") and the Russell 1000 Hotel/Motel Index (the "Russell 1000 Hotel"). The graph assumes the value of the investment in our Class A common stock and each index was $100 at December 31, 2017 and all dividends and other distributions were reinvested.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Hyatt Hotels Corporation	100.0	92.6	124.2	103.1	133.1	125.5
S&P 500	100.0	95.6	125.7	148.8	191.5	156.8
Russell 1000 Hotel	100.0	79.3	114.3	108.4	143.1	119.5
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock during the quarter ended December 31, 2022:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
October 1 to October 31, 2022	327,556	$82.56	327,556	$637,556,639
November 1 to November 30, 2022	—	—	—	$637,556,639
December 1 to December 31, 2022	830,447	94.48	830,447	$559,097,985
Total	1,158,003	$91.11	1,158,003
(1) On December 18, 2019, we announced the approvals of the expansions of our share repurchase program. Under the approval, we are authorized to purchase up to an additional $750 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase ("ASR") transaction. The repurchase program does not have an expiration date. At December 31, 2022, we had approximately $559 million remaining under the share repurchase authorization. During January 2023, we repurchased 162,413 shares of Class A common stock, including 106,116 shares that were initiated prior to December 31, 2022, but not settled until January 2023. The shares of common stock were repurchased at a weighted-average price $89.57 for an aggregate purchase price of $14 million, excluding insignificant related expenses. The shares of Class A common stock repurchased in the open market were retired and returned to the status of authorized and unissued shares. At January 31, 2023, we had $545 million remaining under the share repurchase authorization.
Item 6.    (Removed and Reserved).

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part IV, Item 15, "Exhibits and Financial Statement Schedule—Consolidated Financial Statements." For our discussion and analysis of our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2021 Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations, and financial performance based on current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in "Disclosure Regarding Forward-Looking Statements" and Part I, Item 1A, "Risk Factors" included elsewhere in this annual report.
Overview
At December 31, 2022, our hotel portfolio consisted of 1,263 hotels (304,108 rooms), including:
•471 managed properties (142,181 rooms), all of which we operate under management and hotel services agreements with third-party property owners;
•598 franchised properties (100,609 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;
•121 all-inclusive resorts (38,060 rooms), including 107 owned by third parties (33,628 rooms) and 8 owned by a third party in which we hold common shares (3,153 rooms) operated under management or marketing services agreements, and 6 operating leased properties (1,279 rooms);
•23 owned properties (10,187 rooms), 1 finance leased property (171 rooms), and 4 operating leased properties (1,697 rooms), all of which we manage;
•21 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (7,567 rooms); and
•22 franchised properties (3,636 rooms) that are operated by an unconsolidated hospitality venture in connection with a master license agreement by Hyatt, 5 of these properties (1,106 rooms) are leased by the unconsolidated hospitality venture.
Our property portfolio also included:
•22 vacation ownership units under the Hyatt Residence Club brand and operated by third parties;
•39 residential units, which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel; and
•39 condominium units for which we provide services for the rental programs and/or homeowners associations (including 1 unconsolidated hospitality venture).
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
We believe our business model allows us to pursue more diversified revenue and income streams balancing both the advantages and risks associated with these lines of business. Our expertise and experience in each of these areas gives us the flexibility to evaluate growth opportunities across our lines of business. Growth in the number of management and franchise agreements and earnings therefrom typically results in higher overall returns on invested capital because the capital investment under a typical management or franchise agreement is not significant. The capital required to build and maintain hotels we manage or franchise for third-party owners and franchisees is typically provided by the owner of the respective property with minimal capital required by us as the manager or franchisor. In certain instances, Hyatt has provided funding to owners for the acquisition and development of hotels that Hyatt will manage or franchise in the form of cash, debt repayment or performance guarantees, preferred equity, or mezzanine debt. During periods of increasing demand, we do not share fully in the incremental profits of hotel operations for hotels we manage for third-party owners as our fee arrangements generally include a base amount that is, typically, a percentage of revenue from the subject hotel and an incentive fee that is, typically, a percentage of hotel profits after satisfying certain financial return thresholds to be earned by the owner, depending on the structure and terms of the management agreement. We do not share in the benefits of increases in profits from franchised properties because franchisees pay us an initial application fee and ongoing royalty fees that are calculated as a percentage of gross room revenues, and also at times, as a percentage of food and beverage revenues, with no fees based on profits. Disputes or disruptions may arise with third-party owners and franchisees of hotels we manage, franchise, or license to, and these disputes can result in the termination of the relevant agreement.
With respect to property ownership, we believe ownership of selected hotels in key markets enhances our ability to control our brand presence in these markets. Ownership of hotels allows us to capture the full benefit of increases in operating profits during periods of increasing demand and room rates. The cost structure of a typical hotel includes fixed costs, so as demand and room rates increase over time, the rate of growth in operating profits typically is higher than the rate of growth of revenues. The profits realized from our owned and leased hotels are generally more significantly affected by economic downturns and declines in revenues than the management and franchise fees earned from our managed and franchised properties. This is because we absorb the full impact of declining profits for our owned and leased hotels, whereas our management and franchise fees do not have the same level of downside exposure to declining hotel profitability. Hotel ownership is more capital intensive than managing or franchising hotels for third-party owners and franchisees, as we are responsible for the costs and all capital expenditures for our owned and leased hotels. See also "—Principal Factors Affecting Our Results of Operations—Expenses" and Part I, Item 1A, "Risk Factors—Risks Related to Our Business—We are exposed to the risks resulting from significant investments in owned and leased real estate, which could increase our costs, reduce our profits, limit our ability to respond to market conditions, or restrict our growth strategy."
For the years ended December 31, 2022 and December 31, 2021, 77.4% and 76.3% of our revenues, respectively, were derived from operations in the United States. At December 31, 2022 and December 31, 2021, 51.4% and 53.6% of our long-lived assets, respectively, were located in the United States.
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
Recent Developments
We are experiencing continued recovery from the COVID-19 pandemic, which is being led by robust leisure demand and growing momentum in group and business transient travel. The year ended December 31, 2022, compared to the year ended December 31, 2021, showed significant improvement in revenues and RevPAR across all segments. However, we acknowledge that demand may vary and be uneven as the recovery progresses. Factors such as the spread of new COVID-19 variants, travel bans, or restrictions in certain markets may continue to impact our financial results for a period of time that we are currently unable to predict. In addition, certain labor and supply chain challenges, and increases in costs due to inflation or other factors may also impact our financial results in the future.
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

Adjusted EBITDA and EBITDA
We use the terms Adjusted EBITDA and EBITDA throughout this annual report. Adjusted EBITDA and EBITDA, as we define them, are not measures recognized under U.S. generally accepted accounting principles (GAAP). We define consolidated Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus our pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA based on our ownership percentage of each owned and leased venture, adjusted to exclude the following items:
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
Adjusted EBITDA excludes certain items that can vary widely across different industries and among companies within the same industry, including interest expense and benefit (provision) for income taxes, which are dependent on company specifics, including capital structure, credit ratings, tax policies, and jurisdictions in which they operate; depreciation and amortization which are dependent on company policies including how the assets are utilized as well as the lives assigned to the assets; Contra revenue which is dependent on company policies and strategic decisions regarding payments to hotel owners; and stock-based compensation expense which varies among companies as a result of different compensation plans companies have adopted. We exclude revenues for the reimbursement of costs and costs incurred on behalf of managed and franchised properties which relate to the reimbursement of payroll costs and for system-wide services and programs that we operate for the benefit of our hotel owners as contractually we do not provide services or operate the related programs to generate a profit over the terms of the respective contracts. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively. Therefore, we exclude the net impact when evaluating period-over-period changes in our operating results. Adjusted EBITDA includes costs incurred on behalf of our managed and franchised properties related to system-wide services and programs that we do not intend to recover from hotel owners. Finally, we exclude other items that are not core to our operations, such as asset impairments and unrealized and realized gains and losses on marketable securities.

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
Comparable Hotels
"Comparable system-wide hotels" represents all properties we manage or franchise, including owned and leased properties, that are operated for the entirety of the periods being compared and that have not sustained substantial damage, business interruption, or undergone large-scale renovations during the periods being compared. Comparable system-wide hotels also excludes properties for which comparable results are not available. We may use variations of comparable system-wide hotels to specifically refer to comparable system-wide Americas full service hotels, including our wellness resorts, our select service hotels, or our all-inclusive resorts, for those properties that we manage or franchise within the Americas management and franchising segment, comparable system-wide ASPAC full service or select service hotels for those properties we manage or franchise within the ASPAC management and franchising segment, or comparable system-wide EAME/SW Asia full service or select service hotels for those properties that we manage or franchise within the EAME/SW Asia management and franchising segment. "Comparable owned and leased hotels" represents all properties we own or lease that are operated and consolidated for the entirety of the periods being compared and have not sustained substantial damage, business interruption, or undergone large-scale renovations during the periods being compared. Comparable owned and leased hotels also excludes properties for which comparable results are not available. Comparable system-wide hotels and comparable owned and leased hotels are commonly used as a basis of measurement in our industry. "Non-comparable system-wide hotels" or "non-comparable owned and leased hotels" represent all hotels that do not meet the respective definition of "comparable" as defined above.
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
Average Daily Rate
ADR represents hotel room revenues, divided by the total number of rooms sold in a given period. ADR measures the average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. ADR is a commonly used performance measure in our industry, and we use ADR to assess the pricing levels that we are able to generate by customer group, as changes in rates have a different effect on overall revenues and incremental profitability than changes in occupancy, as described below.

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
Net Package ADR
Net Package ADR represents net package revenues divided by the total number of rooms sold in a given period. Net package revenues generally include revenue derived from the sale of package revenue at all-inclusive resorts comprised of rooms revenue, food and beverage, and entertainment, net of compulsory tips paid to employees. Net Package ADR measures the average room price attained by a hotel, and Net Package ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. Net Package ADR is a commonly used performance measure in our industry, and we use Net Package ADR to assess the pricing levels that we are able to generate by customer group, as changes in rates have a different effect on overall revenues and incremental profitability than changes in occupancy, as described above.
Net Package RevPAR
Net Package RevPAR is the product of the net package ADR and the average daily occupancy percentage. Our management uses Net Package RevPAR to identify trend information with respect to room revenues from comparable properties and to evaluate hotel performance on a regional and segment basis. Net Package RevPAR is a commonly used performance measure in our industry.
Net Financed Contracts
Net Financed Contracts represent Unlimited Vacation Club contracts signed during the period for which an initial cash down payment has been received and the remaining balance is contractually due in monthly installments over an average term of less than 4 years. The Net Financed Contract balance is calculated as the unpaid portion of membership contracts reduced by expenses related to fulfilling the membership program contracts and further reduced by an allowance for future estimated uncollectible installments. Net Financed Contract balances are not reported on our consolidated balance sheets as our right to collect future installments is conditional on our ability to provide continuous access to member benefits at ALG resorts over the contract term, and the associated expenses to fulfill the membership contracts become liabilities of the Company only after the installments are collected. We believe Net Financed Contracts is useful to investors as it represents an estimate of future cash flows due in accordance with contracts signed in the current period. At December 31, 2022, the Net Financed Contract balance not recorded on our consolidated balance sheet was $186 million.
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

Principal Factors Affecting Our Results of Operations
Our revenues and expenses are affected by a variety of factors. Revenues are principally affected by consumer demand, which is closely linked to economic conditions and is sensitive to business and personal discretionary spending levels. Certain expenses associated with our business, including interest, rent, property taxes, insurance, certain salaries and wages, and utilities costs, are relatively fixed and may increase at a greater rate than our revenues and/or may not be able to be reduced at the same rate as declining revenues. The fixed-cost nature of these expenses limits our ability to offset reductions in revenue through cost-cutting measures, which could adversely affect our net cash flows and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth, and when demand rapidly and significantly decreases, as we experienced with the onset of the COVID-19 pandemic. See Part I, Item 1A, "Risk Factors—Risks Related to the Hospitality Industry," and "Risk Factors—Risks Related to Our Business."
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
Management, franchise, license, and other fees.    Represents revenues derived from fees earned from hotels and residential units managed worldwide, usually under long-term management agreements; franchise fees received in connection with the franchising of our brands, usually under long-term franchise agreements; termination fees; license fees received in connection with the licensing of the Hyatt brand names through our co-branded credit card programs and vacation ownership properties; and fees from marketing services provided to certain ALG resorts. For a detailed discussion of our management and franchise fees, see Part I, Item 1, "Business—Hotel Management Agreements" and Part I, Item 1, "Business—Franchise Agreements."
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
Other revenues.    Represents revenues primarily related to our Unlimited Vacation Club paid membership program, our residential management operations for condominium units, and our co-branded credit card programs.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.    Represents revenues for the reimbursement of costs incurred on behalf of third-party owners and franchisees. These reimbursed costs relate primarily to payroll at managed properties where we are the employer, as well as reimbursements for costs incurred related to system-wide services and the loyalty program operated on behalf of owners. We recognize these revenues in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and the corresponding costs in costs incurred on behalf of managed and franchised properties on our consolidated statements of income (loss).
Intersegment eliminations.    Represents management fee revenues and expenses related to our owned and leased hotels and promotional award redemption revenues and expenses related to our co-branded credit card programs at our owned and leased hotels, which are eliminated in consolidation.

RevPAR Statistics

(Comparable locations)		RevPAR
		Year Ended December 31,
	Number of comparable hotels (1)	2022	vs. 2021 (in constant $)
System-wide hotels	912	$121	60.2%
Owned and leased hotels	24	176	87.6%
Americas full service hotels	217	156	74.1%
Americas select service hotels	431	105	38.6%
ASPAC full service hotels	118	84	32.0%
ASPAC select service hotels	31	34	(5.1)%
EAME/SW Asia full service hotels	97	128	110.3%
EAME/SW Asia select service hotels	18	65	84.6%
(1) The number of comparable hotels presented above includes owned and leased hotels.
System-wide RevPAR increased 60.2% for the year ended December 31, 2022, compared to the year ended December 31, 2021, driven by increased demand due to the continued recovery from the COVID-19 pandemic and an increased ADR across all segments. See "—Segment Results" for detailed discussion of RevPAR by segment.
Our comparable system-wide hotels RevPAR of $121 for the year ended December 31, 2022 represented a significant improvement, compared to the year ended December 31, 2021, and is approaching pre-COVID-19 pandemic levels. Strength in leisure transient travel continues to lead the recovery with sustained, elevated levels significantly exceeding 2019.
During the year ended December 31, 2022, we also experienced significant improvement in group travel, with group rooms revenue recovered to pre-COVID-19 pandemic levels in the fourth quarter of 2022. Compared to 2021, group bookings production increased at our Americas full service managed hotels, including owned and leased hotels, and business transient demand continued to improve, particularly in the Americas management and franchising segment.
Competition.    The hospitality industry is highly competitive. Increased supply can put significant pressure on ADR at our properties as well as those of our competitors. Increasingly, we face competition from new distribution channels in the travel industry, including large companies that offer travel services as part of their business model, peer-to-peer inventory sources, and industry consolidation. We believe our brand strength and ability to manage our operations in an efficient manner will help us to continue competing successfully within the hospitality industry.
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
Expenses
We primarily incur the following expenses:
Owned and leased hotels expenses.    Reflects the expenses of our consolidated owned and leased hotels. Expenses to operate our hotels include rooms expenses, food and beverage costs, other support costs, and property expenses. Rooms expenses generally includes compensation costs or third-party service cost for housekeeping, laundry, and front desk staff and supply costs for guest room amenities and laundry. Food and beverage costs include costs for wait and kitchen staff and food and beverage products. Other support expenses consist of costs associated with property-level management, including deferred compensation plans for certain employees that are funded through contributions to rabbi trusts, utilities, sales and marketing, hotel spa operations, parking and other guest recreation, entertainment, and services. Property expenses include property taxes, repairs and maintenance, rent, and insurance.
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
Depreciation and amortization expenses.    Depreciation expenses represent non-cash depreciation of fixed assets such as buildings, furniture, fixtures, and equipment at our consolidated owned and leased hotels. Amortization expenses primarily consist of amortization of customer relationships intangibles and management and franchise agreement intangibles. Changes in depreciation and amortization expenses may be driven by renovations of existing properties, acquisition or development of new properties and/or businesses, or the disposition of existing properties through sale or closure.
Other direct costs.    Represents expenses primarily related to direct costs associated with the Unlimited Vacation Club paid membership program, our residential management operations for our condominium units, and our co-branded credit card programs.
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
Costs incurred on behalf of managed and franchised properties.    Represents costs incurred on behalf of third-party owners and franchisees. These reimbursed costs relate primarily to payroll at managed properties where we are the employer, as well as expenses related to system-wide services and the loyalty program operated on behalf of owners.
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
Acquisitions, divestitures, and significant renovations
From time to time, we may acquire businesses to support our long-term growth strategy. We also routinely acquire, divest, or undertake large-scale renovations of hotel properties. The results of operations derived from these properties do not, therefore, meet the definition of "comparable hotels" as defined in "—Key Business Metrics Evaluated by Management." The results of operations from these properties, however, may have a material effect on our results from period to period and are, therefore, addressed separately in our discussion on results of operations, when material.

In 2022, we entered into the following key transactions:
•sold The Confidante Miami Beach for approximately $227 million and entered into a long-term management agreement for the property upon sale;
•sold Hyatt Regency Indian Wells Resort & Spa for approximately $136 million and entered into a long-term management agreement for the property upon sale;
•sold The Driskill for approximately $119 million and entered into a long-term management agreement for the property upon sale;
•sold Grand Hyatt San Antonio River Walk for approximately $109 million of cash, a $19 million HTM debt security, and $18 million release of restricted cash and entered into a long-term management agreement for the property upon sale;
~~•~~sold Hyatt Regency Greenwich for approximately $38 million and entered into a long-term management agreement for the property upon sale; and
•acquired Hotel Irvine for $135 million, net of closing costs and proration adjustments.
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
Effect of foreign currency exchange rate fluctuations
A significant portion of our operations are conducted in functional currencies other than our reporting currency, which is the U.S. dollar. As a result, we are required to translate those results from the functional currency into U.S. dollars at market-based average exchange rates during the period reported. When comparing our results of operations between periods, there may be material portions of the changes in our revenues or expenses that are derived from fluctuations in exchange rates experienced between those periods. See Part I, Item 1A, "Risk Factors—Risks Related to our Business—The risks of doing business internationally, or in a particular country or region, could lower our revenues, increase our costs, reduce our profits, or disrupt our business."

Results of Operations
Years Ended December 31, 2022 and December 31, 2021
Discussion on Consolidated Results
For additional information regarding our consolidated results, refer to our consolidated statements of income (loss) included in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Consolidated Financial Statements." During the year ended December 31, 2022, consolidated results improved significantly in all segments, compared to the year ended December 31, 2021, which was negatively impacted by the COVID-19 pandemic. The year ended December 31, 2022 also benefited from strong performance by ALG, which was acquired on November 1, 2021. See "—Segment Results" for further discussion.
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
Owned and leased hotels revenues.

	Year Ended December 31,
	2022	2021	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$976	$539	$437	81.3%	$(7)
Non-comparable owned and leased hotels revenues	259	299	(40)	(13.5)%	(1)
Total owned and leased hotels revenues	$1,235	$838	$397	47.4%	$(8)
Comparable owned and leased hotels revenues increased during the year ended December 31, 2022, compared to the year ended December 31, 2021, driven by increased demand and ADR across the portfolio in 2022 due to the ongoing recovery from the COVID-19 pandemic. For the same periods, non-comparable owned and leased hotels revenues decreased primarily driven by disposition activity, partially offset by the re-opening of an owned hotel that had suspended operations in 2021. During the year ended December 31, 2022, ALG's owned and leased hotels revenues were $21 million.
Management, franchise, license, and other fees revenues.

	Year Ended December 31,
	2022	2021	Better / (Worse)
Base management fees	$319	$169	$150	88.9%
Incentive management fees	192	58	134	227.3%
Franchise, license, and other fees	297	191	106	55.4%
Management, franchise, license, and other fees	$808	$418	$390	93.0%

	Year Ended December 31,
	2022	2021	Better / (Worse)
Management, franchise, license, and other fees	$808	$418	$390	93.0%
Contra revenue	(31)	(35)	4	11.3%
Net management, franchise, license, and other fees	$777	$383	$394	102.6%
The increase in management fees for the year ended December 31, 2022, compared to the same period in 2021, was due to increased demand and ADR in 2022 driven by the ongoing recovery from the COVID-19 pandemic, a $105 million increase of management fees related to ALG, which was acquired in the fourth quarter of 2021, and portfolio growth across all segments.
The increase in franchise, license, and other fees revenues for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily driven by franchise fees in the Americas management and franchising segment due to increased demand and ADR in 2022 driven by the ongoing recovery from the COVID-19 pandemic and increased license fees related to our co-branded credit card programs. Additionally, other fees revenues increased for the year ended December 31,

2022, compared to the year ended December 31, 2021, driven by fees from marketing services provided by ALG and a termination fee.
See "—Segment Results" for further discussion.
Distribution and destination management revenues. Distribution and destination management revenues were $986 million for the year ended December 31, 2022, driven by strong leisure demand. Distribution and destination management revenues were $115 million the year ended December 31, 2021, representing revenues following the ALG Acquisition in the fourth quarter of 2021.
Other revenues.   Other revenues increased $164 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by the Unlimited Vacation Club paid membership program, which was acquired through the ALG Acquisition in the fourth quarter of 2021, and an increase in revenues related to our residential management operations due to the ongoing recovery from the COVID-19 pandemic.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Year Ended December 31,
	2022	2021	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$2,620	$1,583	$1,037	65.4%
Less: rabbi trust impact	35	(19)	54	285.9%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$2,655	$1,564	$1,091	69.7%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties increased during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by higher reimbursements for payroll and related expenses at managed properties where we are the employer and reimbursements for costs related to system-wide services provided to managed and franchised properties due to increased hotel operations and performance as a result of the ongoing recovery from the COVID-19 pandemic. Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties related to ALG, which was acquired in the fourth quarter of 2021, increased $103 million during the year ended December 31, 2022 compared to the year ended December 31, 2021.
The increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the year ended December 31, 2022, compared to the year ended December 31, 2021, included a $54 million decrease in the value of the marketable securities held to fund our deferred compensation plans through rabbi trusts due to a decline in market performance.
Owned and leased hotels expenses.

	Year Ended December 31,
	2022	2021	Better / (Worse)
Comparable owned and leased hotels expenses	$712	$470	$(242)	(51.6)%
Non-comparable owned and leased hotels expenses	212	250	38	15.3%
Rabbi trust impact	(8)	5	13	242.4%
Total owned and leased hotels expenses	$916	$725	$(191)	(26.2)%
The increase in comparable owned and leased hotels expenses during the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to higher variable expenses driven by increased demand in 2022 due to ongoing recovery from the COVID-19 pandemic. For the same periods, the decrease in non-comparable owned and leased hotels expenses was primarily driven by disposition activity, partially offset by the re-opening of an owned hotel that was closed due to suspended operations in 2021. Owned and leased hotels expenses related to ALG, which was acquired in the fourth quarter of 2021, increased $23 million during the year ended December 31, 2022 compared to the year ended December 31, 2021.
Distribution and destination management expenses. Distribution and destination management expenses were $775 million for the year ended December 31, 2022, driven by strong leisure travel demand. Distribution and destination management expenses were $112 million the year ended December 31, 2021, representing expenses following the ALG Acquisition in the fourth quarter of 2021.

Depreciation and amortization expenses.    Depreciation and amortization expenses increased $116 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by amortization of intangible assets acquired in the ALG Acquisition in the fourth quarter of 2021, partially offset by dispositions of owned hotels.
Other direct costs.    Other direct costs increased $153 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by the Unlimited Vacation Club paid membership program, which was acquired in the ALG Acquisition in the fourth quarter of 2021, and increased expenses related to our residential management operations due to the ongoing recovery from the COVID-19 pandemic.
Selling, general, and administrative expenses.

	Year Ended December 31,
	2022	2021	Change
Selling, general, and administrative expenses	$464	$366	$98	26.8%
Less: rabbi trust impact	67	(38)	105	279.6%
Less: stock-based compensation expense	(61)	(50)	(11)	(20.2)%
Adjusted selling, general, and administrative expenses	$470	$278	$192	69.2%
Selling, general, and administrative expenses increased during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by costs from the ALG business, which was acquired in the fourth quarter of 2021, inclusive of a $19 million increase in integration-related costs, partially offset by the decline in market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts.
Adjusted selling, general, and administrative expenses exclude the impact of deferred compensation plans funded through rabbi trusts and stock-based compensation expense. See "—Key Business Metrics Evaluated by Management" for further discussion of Adjusted selling, general, and administrative expenses.
Costs incurred on behalf of managed and franchised properties.

	Year Ended December 31,
	2022	2021	Change
Costs incurred on behalf of managed and franchised properties	$2,632	$1,639	$993	60.6%
Less: rabbi trust impact	35	(19)	54	285.9%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$2,667	$1,620	$1,047	64.7%
Costs incurred on behalf of managed and franchised properties increased during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by increased payroll and related expenses at managed properties where we are the employer and expenses related to system-wide services provided to managed and franchised properties due to improved hotel operating performance as a result of the ongoing recovery from the COVID-19 pandemic. Additionally, costs incurred on behalf of managed and franchised properties related to ALG, which was acquired in the fourth quarter of 2021, increased $107 million during the year ended December 31, 2022 compared to the year ended December 31, 2021.
The increase during the year ended December 31, 2022, compared to the year ended December 31, 2021, included a $54 million decrease in the value of the marketable securities held to fund our deferred compensation plans through rabbi trusts due to a decline in market performance.
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Year Ended December 31,
	2022	2021	Better / (Worse)
Rabbi trust gains (losses) allocated to selling, general, and administrative expenses	$(67)	$38	$(105)	(279.6)%
Rabbi trust gains (losses) allocated to owned and leased hotels expenses	(8)	5	(13)	(242.4)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$(75)	$43	$(118)	(274.7)%

Net gains (losses) and interest income from marketable securities held to fund rabbi trusts decreased during the year ended December 31, 2022, compared to the year ended December 31, 2021, driven by the performance of the underlying invested assets.
Equity earnings (losses) from unconsolidated hospitality ventures.

	Year Ended December 31,
	2022	2021	Better / (Worse)
Net gains from sales activity related to unconsolidated hospitality ventures (Note 4)	$18	$100	$(82)
Hyatt's share of unconsolidated hospitality ventures' net losses excluding foreign currency	(30)	(60)	30
Other	17	(12)	29
Equity earnings (losses) from unconsolidated hospitality ventures	$5	$28	$(23)
During the year ended December 31, 2022, Hyatt's share of unconsolidated hospitality venture losses decreased, compared to the same period in the prior year, driven by the ongoing recovery from the COVID-19 pandemic by our unconsolidated hospitality ventures.
During the year ended December 31, 2021, we recognized a $69 million pre-tax gain in connection with the acquisition of the remaining 50% interest in the entities that own Grand Hyatt São Paulo and $31 million of gains due to other sales activity, partially offset by debt repayment guarantees for hotel properties in India that we entered into during 2021. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Notes 4 and 15 to our Consolidated Financial Statements" for further detail.
Interest expense.    Interest expense decreased $13 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, driven by redemptions of certain of our senior notes in 2022 and 2021. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements" for additional information.
Gains (losses) on sales of real estate and other.   During the year ended December 31, 2022, we recognized the following:
•$137 million pre-tax gain related to the sale of Grand Hyatt San Antonio River Walk;
•$51 million pre-tax gain related to the sale of The Driskill;
•$40 million pre-tax gain related to the sale of Hyatt Regency Indian Wells Resort & Spa;
•$24 million pre-tax gain related to the sale of The Confidante Miami Beach; and
•$14 million pre-tax gain related to the sale of Hyatt Regency Greenwich.
During the year ended December 31, 2021, we recognized the following:
•$305 million pre-tax gain related to the sale of Hyatt Regency Lake Tahoe Resort, Spa and Casino; and
•$104 million pre-tax gain related to the sale of Hyatt Regency Lost Pines Resort and Spa.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 7 to our Consolidated Financial Statements" for additional information.
Asset impairments.   During the year ended December 31, 2022, we recognized $21 million of impairment charges related to brand and other indefinite-lived intangibles, as we determined the carrying values of certain brand intangibles were in excess of fair values; $10 million of impairment charges related to management and franchise agreement intangible assets, primarily as a result of contract terminations; and a $7 million goodwill impairment charge in connection with the sale of Grand Hyatt San Antonio River Walk. During the year ended December 31, 2021, we recognized $8 million of impairment charges related to intangible assets, primarily as a result of contract terminations.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 9 to our Consolidated Financial Statements" for additional information.
Other income (loss), net.    Other income (loss), net decreased $21 million from a $19 million loss for the year ended December 31, 2021 to a $40 million loss for the year ended December 31, 2022. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 21 to our Consolidated Financial Statements" for additional information.

Benefit (provision) for income taxes.

	Year Ended December 31,
	2022	2021	Change
Income (loss) before income taxes	$363	$44	$319	724.1%
Benefit (provision) for income taxes	92	(266)	358	134.4%
Effective tax rate	(25.2)%	603.5%		(628.7)%
The income tax benefit and decrease in the effective income tax rate for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to a valuation allowance recorded on U.S. federal and state deferred tax assets in 2021, of which a significant portion was released in 2022. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to our Consolidated Financial Statements" for further detail.
Segment Results
As described in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 19 to our Consolidated Financial Statements," we evaluate segment operating performance using owned and leased hotels revenues; management, franchise, license, and other fees revenues; distribution and destination management revenues; and Adjusted EBITDA.
During the year ended December 31, 2022, our segment revenues, comparable RevPAR, and Adjusted EBITDA improved significantly in all segments, compared to the year ended December 31, 2021, due to the ongoing recovery from the COVID-19 pandemic.
Owned and leased hotels segment revenues.

	Year Ended December 31,
	2022	2021	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,004	$556	$448	80.9%	$(7)
Non-comparable owned and leased hotels revenues	238	299	(61)	(20.6)%	(1)
Total segment revenues	$1,242	$855	$387	45.2%	$(8)
Comparable owned and leased hotels revenues increased for the year ended December 31, 2022, compared to the same period in the prior year, driven by increased demand and ADR in 2022 across the portfolio, primarily due to the ongoing recovery from the COVID-19 pandemic.
For the same periods, non-comparable owned and leased hotels revenues decreased, primarily driven by disposition activity, partially offset by the re-opening of an owned hotel that had suspended operations in 2021.

	Year Ended December 31,
	RevPAR		Occupancy		ADR
	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
Comparable owned and leased hotels	$176	87.6%	65.8%	22.7% pts	$267	22.9%
The increase in RevPAR at our comparable owned and leased hotels during the year ended December 31, 2022, compared to the same period in 2021, was primarily due to continued recovery from the COVID-19 pandemic, driven by strong group and leisure transient demand and ADR, as well as growing momentum in business transient travel.
During the year ended December 31, 2022, we removed eight properties from the comparable owned and leased hotels results as six properties were sold, one property is undergoing a significant renovation, and two properties were combined into one.

Owned and leased hotels segment Adjusted EBITDA.

	Year Ended December 31,
	2022	2021	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$252	$77	$175	228.9%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	55	14	41	290.6%
Segment Adjusted EBITDA	$307	$91	$216	238.5%
Adjusted EBITDA at our owned and leased hotels increased during the year ended December 31, 2022, compared to the same period in 2021, driven by increased comparable owned and leased hotels revenues, partially offset by increased comparable owned and leased hotels expenses due to higher variable expenses incurred primarily as a result of higher demand in 2022 related to the ongoing recovery from the COVID-19 pandemic.
Our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA increased during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by increased demand during 2022 due to continued recovery from the COVID-19 pandemic.
Americas management and franchising segment revenues.

	Year Ended December 31,
	2022	2021	Better / (Worse)
Segment revenues
Management, franchise, license, and other fees	$479	$277	$202	72.4%
Contra revenue	(24)	(19)	(5)	(21.1)%
Other revenues	119	84	35	41.0%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	2,271	1,410	861	61.2%
Total segment revenues	$2,845	$1,752	$1,093	62.4%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
The increase in management, franchise, license, and other fees during the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to continued recovery from the COVID-19 pandemic, which was led by certain markets in the United States, particularly leisure destinations.
The increase in other revenues during the year ended December 31, 2022, compared to the same period in the prior year, was driven by our residential management business due to continued recovery from the COVID-19 pandemic, driven by strong demand and ADR.

(Comparable System-wide Hotels)	Year Ended December 31,
	RevPAR		Occupancy		ADR
	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
Americas full service	$156	74.1%	63.7%	19.6% pts	$245	20.5%
Americas select service	$105	38.6%	69.7%	8.5% pts	$151	21.8%
The RevPAR increases at our comparable system-wide full service and select service hotels during the year ended December 31, 2022, compared to the year ended December 31, 2021, were due primarily to the continued recovery from the COVID-19 pandemic. ADR for comparable system-wide hotels exceeded pre-COVID-19 pandemic levels for the year ended December 31, 2022.
During the year ended December 31, 2022, we removed five properties from the comparable Americas full service system-wide hotel results as four properties left the portfolio, one property is undergoing a significant renovation, and two properties were combined into one. During the year ended December 31, 2022, we removed six properties from the comparable Americas select service system-wide hotel results as they left the portfolio.

Americas management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2022	2021	Better / (Worse)
Segment Adjusted EBITDA	$422	$231	$191	82.7%
Adjusted EBITDA increased during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by the increase in management and franchise fees.
ASPAC management and franchising segment revenues.

	Year Ended December 31,
	2022	2021	Better / (Worse)
Segment revenues
Management, franchise, license, and other fees	$85	$72	$13	18.9%
Contra revenue	(2)	(4)	2	34.7%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	138	96	42	43.1%
Total segment revenues	$221	$164	$57	34.2%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
Management, franchise, license, and other fees increased for the year ended December 31, 2022, compared to the same period in the prior year, primarily driven by the continued recovery from the COVID-19 pandemic, which was evident in all markets, excluding Greater China, as locations eased the remaining travel restrictions and global travel demand increased.

(Comparable System-wide Hotels)	Year Ended December 31,
	RevPAR		Occupancy		ADR
	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
ASPAC full service	$84	32.0%	48.7%	6.7% pts	$172	13.8%
ASPAC select service	$34	(5.1)%	50.9%	(3.0)% pts	$67	0.5%
Comparable full service RevPAR increased for year ended December 31, 2022, compared to the same period in the prior year, primarily due to the increased demand and ADR in Southeast Asia, Australia, South Korea, and Japan, partially offset by decreased demand and ADR in Greater China.
Comparable select service RevPAR decreased for the year ended December 31, 2022, compared to the same period in the prior year, primarily driven by decreased demand in Greater China.
During the year ended December 31, 2022, we removed three properties from the comparable ASPAC full service hotel results as two properties are undergoing a significant renovation and one property had partially suspended operations. During the year ended December 31, 2022, we removed two properties from the comparable ASPAC select service system-wide hotel results as one property left the portfolio and one property experienced a seasonal closure.
ASPAC management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2022	2021	Better / (Worse)
Segment Adjusted EBITDA	$42	$29	$13	44.6%
Adjusted EBITDA increased during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by the increase in management fees.

EAME/SW Asia management and franchising segment revenues.

	Year Ended December 31,
	2022	2021	Better / (Worse)
Segment revenues
Management, franchise, license, and other fees	$98	$43	$55	129.1%
Contra revenue	(4)	(12)	8	66.5%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	97	66	31	45.3%
Total segment revenues	$191	$97	$94	96.2%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
The increase in management, franchise, license, and other fees during the year ended December 31, 2022, compared to the year ended December 31, 2021, was driven by an increase in management fees across certain markets in Western Europe, the Middle East, and India, primarily due to the continued recovery from the COVID-19 pandemic. The year ended December 31, 2022 also benefited from an increase in other fees due to the termination of a management contract for a hotel in the pipeline.

(Comparable System-wide Hotels)	Year Ended December 31,
	RevPAR		Occupancy		ADR
	2022	vs. 2021 (in constant $)	2022	vs. 2021	2022	vs. 2021 (in constant $)
EAME/SW Asia full service	$128	110.3%	61.9%	21.5% pts	$208	37.3%
EAME/SW Asia select service	$65	84.6%	69.8%	20.9% pts	$93	29.3%
Comparable system-wide hotels RevPAR increased during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by certain leisure destinations in Western and Southern Europe, the Middle East, and India due to the continued recovery from the COVID-19 pandemic and the easing of travel restrictions in certain markets.
During the year ended December 31, 2022, we removed seven properties from the comparable EAME/SW Asia full service system-wide hotel results as four properties had suspended operations, two properties left the portfolio, and one property had a significant expansion. During the year ended December 31, 2022, we removed three properties from the comparable EAME/SW Asia select service system-wide hotel results as two properties left the portfolio and one property converted from franchised to managed.
EAME/SW Asia management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2022	2021	Better / (Worse)
Segment Adjusted EBITDA	$59	$17	$42	250.4%
Adjusted EBITDA increased during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by the increase in management and other fees, partially offset by increases in certain selling, general, and administrative expenses, including higher payroll and related costs due to increased headcount.

Apple Leisure Group segment revenues.

	Year Ended December 31,
	2022	2021	Better / (Worse)
Segment revenues
Owned and leased hotels	$21	$—	$21	NM
Management, franchise, license, and other fees	146	21	125	591.9%
Contra revenue	(1)	—	(1)	NM
Distribution and destination management	986	115	871	761.3%
Other revenues	137	19	118	638.1%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	114	11	103	916.7%
Total segment revenues	$1,403	$166	$1,237	748.2%
We acquired ALG on November 1, 2021, and as a result, our 2021 results include two months of ALG operations.
For the year ended December 31, 2022, management, franchise, license, and other fees revenues reflect Net Package RevPAR of $199 for ALG resorts in the Americas, including resorts in Mexico, the Caribbean, Central America, and South America. For the year ended December 31, 2022, management, franchise, license, and other fees revenues reflect Net Package RevPAR of $101 for ALG resorts in Europe.
For the year ended December 31, 2021, management, franchise, license, and other fees revenues reflect Net Package RevPAR of $188 for ALG resorts in the Americas, including resorts in Mexico, the Caribbean, Central America, and South America. For the year ended December 31, 2021, management, franchise, license, and other fees revenues reflect Net Package RevPAR of $92 for ALG resorts in Europe.
Apple Leisure Group segment Adjusted EBITDA.

	Year Ended December 31,
	2022	2021	Change
Segment Adjusted EBITDA	$231	$4	$227	NM

Net Deferral activity
Increase in deferred revenue	$199	$35	$164	469.3%
Increase in deferred costs	(105)	(16)	(89)	(557.4)%
Net Deferrals	$94	$19	$75	395.3%
Increase in Net Financed Contracts	$63	$8	$55	727.1%
Adjusted EBITDA increased during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by the ALG Acquisition in the fourth quarter of 2021, as well as strong leisure demand in 2022.
During the years ended December 31, 2022 and December 31, 2021, ALG benefited from the sale of new Unlimited Vacation Club membership contracts, which increased Net Deferrals and Net Financed Contracts.
Net Deferrals represent cash received in the period for both membership down payments and monthly installment payments on financed contracts, less cash paid for costs incurred to sell new contracts, net of revenues and expenses recognized on our consolidated statements of income (loss) during the period.
Net Financed Contracts represent contractual future cash flows due to the Company over an average term of less than 4 years, less expenses that will be incurred to fulfill the contract, net of monthly cash installment payments received during the period. At December 31, 2022 and December 31, 2021, the Net Financed Contract balances not recorded on our consolidated balance sheet were $186 million and $133 million, respectively.

Corporate and other.

	Year Ended December 31,
	2022	2021	Better / (Worse)
Revenues	$65	$41	$24	58.1%
Adjusted EBITDA	$(154)	$(116)	$(38)	(33.7)%
Revenues increased during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by increased revenues related to our co-branded credit card programs.
Adjusted EBITDA decreased during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by increases in certain selling, general, and administrative expenses, including a $19 million increase of ALG integration costs, as well as higher payroll and related costs due to increased headcount.
Non-GAAP Measure Reconciliation
The table below provides a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA:

	Year Ended December 31,
	2022	2021	Change
Net income (loss) attributable to Hyatt Hotels Corporation	$455	$(222)	$677	305.0%
Interest expense	150	163	(13)	(8.2)%
(Benefit) provision for income taxes	(92)	266	(358)	(134.4)%
Depreciation and amortization	426	310	116	37.3%
EBITDA	939	517	422	81.5%
Contra revenue	31	35	(4)	(11.3)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(2,620)	(1,583)	(1,037)	(65.4)%
Costs incurred on behalf of managed and franchised properties	2,632	1,639	993	60.6%
Equity (earnings) losses from unconsolidated hospitality ventures	(5)	(28)	23	80.6%
Stock-based compensation expense	61	50	11	20.2%
(Gains) losses on sales of real estate and other	(263)	(414)	151	36.6%
Asset impairments	38	8	30	376.7%
Other (income) loss, net	40	19	21	109.2%
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	55	14	41	290.6%
Adjusted EBITDA	$908	$257	$651	252.9%
Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments, and cash generated from our operations. As part of our long-term business strategy, we use net proceeds from dispositions to pay down debt; support new investment opportunities, including acquisitions; and return capital to our stockholders, when appropriate. If we deem it necessary, we borrow cash under our revolving credit facility or from other third-party sources and raise funds by issuing debt or equity securities. We maintain a cash investment policy that emphasizes the preservation of capital.
We expect to successfully execute our commitment announced in August of 2021 to realize $2.0 billion of proceeds from the disposition of owned assets, net of acquisitions, by the end of 2024. As of February 16, 2023, we have realized $721 million of proceeds from the net disposition of owned assets as part of this commitment.
We may, from time to time, seek to retire or purchase our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an ASR transaction. Such repurchases or exchanges, if any, will depend on prevailing market conditions, restrictions in our existing or future financing arrangements, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. During the year ended December 31, 2022, we returned $369 million of capital to our stockholders through share repurchases, and during January 2023, we returned an additional $14 million of capital to our stockholders through share repurchases. During the year ended December 31, 2022, there were no dividend payments.
We believe that our cash position, short-term investments, cash from operations, borrowing capacity under our revolving credit facility, and access to the capital markets will be adequate to meet all of our funding requirements and capital deployment objectives in both the short term and long term.
Recent Transactions Affecting Our Liquidity and Capital Resources
During the years ended December 31, 2022 and December 31, 2021, various transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Year Ended December 31,
	2022	2021
Cash provided by (used in):
Operating activities	$674	$315
Investing activities	416	(1,772)
Financing activities	(1,106)	1,288
Effect of exchange rate changes on cash	18	(3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$2	$(172)
Cash Flows from Operating Activities
Cash provided by operating activities increased $359 million in the year ended December 31, 2022, compared to the year ended December 31, 2021, due to strong performance across the portfolio. These increases were partially offset by the receipt of a $254 million refund from the IRS for a loss carryback claim allowed under the provision of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act during the year ended December 31, 2021.
Cash Flows from Investing Activities
2022 Activity:
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
•We received $108 million of net proceeds from the sale of marketable securities and short-term investments.
•We received $54 million of proceeds related to the sales activity related to certain equity method investments and the redemption of held-to-maturity ("HTM") debt securities.
•We received $38 million of proceeds, net of closing costs and proration adjustments, from the sale of Hyatt Regency Greenwich.
•We received $17 million of proceeds from financing receivables.
•We invested $201 million in capital expenditures (see "—Capital Expenditures").
•We acquired Hotel Irvine for $135 million of cash, net of closing costs and proration adjustments.
•We paid $39 million related to the ALG Acquisition for amounts due back to the seller for purchase price adjustments.

•We issued $25 million of financing receivables.
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
•We purchased our hospitality venture partner's interest in the entities that own Grand Hyatt São Paulo for $6 million of cash, and we repaid the $78 million third-party mortgage loan on the property.
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
•We received $98 million of proceeds from the sales activity related to certain equity method investments and the redemption of HTM debt securities.
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
Cash Flows from Financing Activities
2022 Activity:
•We repurchased 4,233,894 shares of Class A common stock for an aggregate purchase price of $369 million.
•We redeemed our outstanding $350 million of 3.375% senior notes due 2023, for approximately $353 million, inclusive of $3 million of accrued interest.
•We redeemed our outstanding $300 million of floating rate senior notes due 2023, for approximately $302 million, inclusive of $2 million of accrued interest.
•We repurchased $58 million of other senior notes.
•We utilized $8 million of restricted cash to defease the Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A and Contract Revenue Bonds, Senior Taxable Series 2005B (collectively, the "Series 2005 Bonds").
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
•We redeemed our outstanding $750 million of three-month London Interbank Offered Rate ("LIBOR") plus 3.000% senior notes due 2022, for approximately $753 million, inclusive of $3 million of accrued interest.
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

	December 31, 2022	December 31, 2021
Consolidated debt (1)	$3,113	$3,978
Stockholders' equity	3,699	3,563
Total capital	6,812	7,541
Total debt to total capital	45.7%	52.8%
Consolidated debt (1)	3,113	3,978
Less: Cash and cash equivalents and short-term investments	(1,149)	(1,187)
Net consolidated debt	$1,964	$2,791
Net debt to total capital	28.8%	37.0%

(1) Excludes approximately $538 million and $581 million of our share of indebtedness of our unconsolidated hospitality ventures accounted for under the equity method at December 31, 2022 and December 31, 2021, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance and technology, enhancements to existing properties, and other. We have been, and will continue to be, disciplined with respect to our capital spending, taking into account our cash flow from operations.

	Year Ended December 31,
	2022	2021
Maintenance and technology	$101	$43
Enhancements to existing properties	93	68
Other	7	—
Total capital expenditures	$201	$111
The increase in maintenance and technology is primarily driven by hotel and corporate technology projects and equipment purchases. The increase in enhancements to existing properties is primarily driven by renovation spend at an owned hotel in 2022. Total capital expenditures for the years ended December 31, 2022 and December 31, 2021 include $26 million and $4 million, respectively, related to ALG. Excluding ALG, our capital expenditures continue to be below pre-COVID-19 pandemic levels.
Senior Notes
The table below sets forth the outstanding principal balance of our various series of senior unsecured notes (collectively, the "Senior Notes") at December 31, 2022, as described in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements." Interest on the outstanding Senior Notes is payable semi-annually.

Outstanding principal amount
$700 million senior unsecured notes maturing in 2023—1.300%	$656
$750 million senior unsecured notes maturing in 2024—1.800%	746
$450 million senior unsecured notes maturing in 2025—5.375%	450
$400 million senior unsecured notes maturing in 2026—4.850%	400
$400 million senior unsecured notes maturing in 2028—4.375%	399
$450 million senior unsecured notes maturing in 2030—5.750%	440
Total Senior Notes	$3,091
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
If a change of control triggering event occurs, as defined in the indenture governing the Senior Notes, we will be required to offer to purchase the Senior Notes at a price equal to 101% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase. We may also redeem some or all of the remaining Senior Notes at any time prior to their maturity at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption plus a make-whole amount, if any. The amount of any make-whole payment depends, in part, on the yield of U.S. Treasury securities with a comparable maturity to the respective Senior Notes at the date of redemption.
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at December 31, 2022.
Revolving Credit Facility
On May 18, 2022, we entered into a credit agreement with a syndicate of lenders that provides for a $1.5 billion senior unsecured revolving credit facility (the "revolving credit facility") that matures in May 2027. The credit agreement refinanced and replaced in its entirety our Second Amended and Restated Credit Agreement dated January 6, 2014, as amended (the "prior revolving credit facility"). The revolving credit facility provides for the making of revolving loans to us in U.S. dollars and, subject to a sublimit of $250 million, certain other currencies, and the issuance of up to $300 million of letters of credit for our own account or for the account of our subsidiaries. We have the option during the term of the revolving credit facility to increase the revolving credit facility by an aggregate amount of up to an additional $500 million provided that, among other things, new and/or existing lenders agree to provide commitments for the increased amount. We may prepay any outstanding aggregate principal amount, in whole or in part, at any time, subject to customary breakage costs and upon proper notice. The credit agreement contains customary affirmative, negative, and financial covenants; representations and warranties; and default provisions.
Our revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions. At December 31, 2022 and December 31, 2021, we had no loan balance outstanding under the revolving credit facility or our prior revolving credit facility. At December 31, 2022, we had $4 million outstanding undrawn letters of credit issued under our revolving credit facility and at December 31, 2021 we had $7 million outstanding undrawn letters of credit issued under our prior revolving credit facility, and reduced availability thereunder. At December 31, 2022, we had $1,496 million of available borrowing capacity under our Revolving Credit Facility, net of outstanding undrawn letters of credit. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements."
Interest rates on outstanding borrowings are based on, at our option, either an adjusted Secured Overnight Financing Rate ("Adjusted Term SOFR") or an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio.

Borrowings under our revolving credit facility bear interest, at our option, at either one, three, or six month Adjusted Term SOFR plus a margin ranging from 0.775% to 1.250% per annum, or the alternative base rate plus a margin ranging from 0.000% to 0.250% per annum, in each case depending on our credit rating by any of S&P, Moody's or Fitch or, in certain circumstances, our credit rating and leverage ratio.
Our revolving credit facility provides for a facility fee ranging from 0.090% to 0.225% of the total commitments of the lenders under the revolving credit facility depending on our credit rating or, in certain circumstances, our credit rating and leverage ratio. The facility fee is charged regardless of the level of borrowings.
At December 31, 2022, the interest rate for a one month Adjusted Term SOFR borrowing under our revolving credit facility would have been 5.508%, or Adjusted Term SOFR, inclusive of a 0.100% credit spread adjustment, of 4.458% plus the applicable margin of 1.050%.
We are also required to pay letter of credit fees with respect to each letter of credit equal to the applicable margin for Adjusted Term SOFR loans on the face amount of each letter of credit. In addition, we must pay a fronting fee to the issuer of each letter of credit of 0.10% per annum on the face amount of such letter of credit.
Our revolving credit facility contains a number of affirmative and restrictive covenants, including limitations on the ability to place liens on our direct or indirect subsidiaries' assets; to merge, consolidate, and dissolve; to sell assets; to engage in transactions with affiliates; to change our direct or indirect subsidiaries' fiscal year or organizational documents; to make restricted payments.
The revolving credit facility also contains a financial covenant that limits our maximum leverage, consisting of the ratio of Consolidated Adjusted Funded Debt to Consolidated EBITDA, each as defined in the revolving credit facility, to not more than 4.5 to 1, except that the maximum leverage ratio covenant is subject to increased levels, beginning at 7.5 to 1 and stepping down to 5.0 to 1, from the second quarter of 2022 through the first quarter of 2023. The financial covenant is measured quarterly. Our outstanding Senior Notes do not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios.
Letters of Credit
We issue letters of credit either under our revolving credit facility as discussed above or directly with financial institutions. We had $263 million and $276 million in letters of credit issued directly with financial institutions outstanding at December 31, 2022 and December 31, 2021, respectively. At December 31, 2022, these letters of credit, which mature on various dates through 2024, had weighted-average fees of approximately 153 basis points. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
Surety and Other Bonds
Surety and other bonds issued on our behalf were $47 million at December 31, 2022 and are generally off-balance sheet arrangements. These primarily relate to our insurance programs, taxes, licenses, construction liens, and utilities for our lodging operations. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
Other Indebtedness and Future Debt Maturities
Excluding $3,091 million of Senior Notes, all other third-party indebtedness was $22 million, net of $15 million of unamortized discounts and deferred financing fees, at December 31, 2022.
At December 31, 2022, $660 million of our outstanding debt will mature within the next 12 months. We believe we will have adequate liquidity to repay or refinance our current debt obligations.
Contractual Obligations
Our significant contractual obligations at December 31, 2022 include debt, finance and operating lease obligations, purchase obligations, and other commitments, primarily related to deferred compensation plan liabilities.
Our short-term and long-term debt obligations are discussed above and in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements" and our short-term and long-term finance and operating lease obligations are discussed in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 8 to our Consolidated Financial Statements."

Purchase obligations at December 31, 2022 were $40 million, of which $38 million are due in the short term and $2 million are due in the long term. Our purchase obligations primarily consist of construction and renovation commitments at certain owned and leased hotels.
Other commitments primarily consist of deferred compensation plan liabilities, with $4 million due in the short term and $445 million due in the long term. This excludes $339 million in long-term income taxes payable due to the uncertainty related to the timing of the reversal of those liabilities.
We enter into contracts with certain airlines for commercial air transportation provided by third-party air carriers and chartered air transportation provided by ALG Vacations. Obligations under these contracts are due in the short term and may be renegotiated based on customer demand.
Guarantee Commitments
We enter into performance guarantees with third-party owners related to certain hotels we manage, which require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. Under these performance guarantees, we may be required to fund up to $27 million within the next 12 months and up to $93 million thereafter. We acquired certain management agreements in the ALG Acquisition with performance guarantees based on annual performance levels. Contract terms within these agreements limit our exposure, and therefore, we are unable to reasonably estimate our maximum potential future payments under these guarantees.
We also enter into debt repayment guarantees with respect to certain unconsolidated hospitality ventures and certain managed or franchised hotels. Our debt repayment guarantee commitments include $52 million that expire within the next 12 months and $238 million that expire thereafter. Certain of the underlying debt agreements have extension periods which are not reflected in the aforementioned figures. With respect to certain of these guarantees, we have reimbursement agreements with our unconsolidated hospitality venture partners or the respective third-party owners or franchisees that reduce our maximum potential future payments and are not reflected above.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
Investment Commitments
Our investment commitments represent our commitment, under certain conditions, to lend, provide certain consideration to, or invest in various business ventures. At December 31, 2022, we expect to fund commitments of $110 million within the next 12 months and $260 million thereafter. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
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
Loyalty Program Future Redemption Obligation and Revenue Recognition
We utilize an actuary to assist with the valuation of the deferred revenue liability related to the loyalty program. Changes in the estimates, including the anticipated timing and value of future point redemptions and an estimate of the breakage for points that will not be redeemed, could result in further material changes to our liability and the amount of revenues we recognize when redemptions occur. See Part IV, Item 15 "Exhibits and Financial Statement Schedule—Note 3 to our Consolidated Financial Statements."

At December 31, 2022, our total deferred revenue liability related to the loyalty program was $928 million. A 10% decrease in the breakage assumption would increase our deferred revenue liability related to the loyalty program by approximately $49 million.
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
Acquisitions
Assets acquired and liabilities assumed in acquisitions are recorded at fair value as of the acquisition date. We use judgment to determine the fair value of the assets or businesses acquired and to allocate the fair value to identifiable tangible and intangible assets. Generally, tangible assets acquired include property and equipment, and intangible assets acquired may include management and franchise agreement intangibles, brand intangibles, customer relationship intangibles, or goodwill in a business combination. Changes to the significant assumptions or factors used to determine fair value, in particular assumptions related to cash flow projections, inclusive of revenue projections, and the selection of discount rates, could affect the measurement and allocation of fair value. See Part IV, Item 15 "Exhibits and Financial Statement Schedule—Notes 7 and 9 to our Consolidated Financial Statements."
Goodwill and Indefinite-Lived Intangible Assets
We evaluate goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year using balances at October 1 and at interim dates if impairment indicators exist.
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
Historically, changes in estimates used in the goodwill and indefinite-lived intangible assets valuations have not resulted in material impairment charges in subsequent periods. In periods close to an acquisition, we would expect fair value to approximate carrying value and do not consider this to be indicative of an impairment risk, absent other factors. At December 31, 2022, for one of our reporting units, changes in certain assumptions and estimates, including a 10% decline in the underlying cash flows or a 1% increase in the discount rate or terminal capitalization rate, used in the fair value calculation could result in a material impairment charge. Excluding assets recently impaired, changes in the aforementioned assumptions and estimates would not result in a material impairment charge for our remaining goodwill reporting units or indefinite-lived intangible assets. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 9 to our Consolidated Financial Statements."
Property and Equipment, Operating Lease ROU Assets, and Definite-Lived Intangible Assets
We evaluate property and equipment, operating lease ROU assets, and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing it to the projected undiscounted cash flows of the assets. We use judgment to determine whether indications of impairment exist and consider our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and property-specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When an indicator of impairment exists, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable.

Changes in economic and operating conditions impacting these estimates and judgments could result in impairments to our long-lived assets in future periods. Historically, changes in estimates used in the property and equipment and definite-lived intangible assets impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates. See Part IV, Item 15 "Exhibits and Financial Statement Schedule—Notes 5 and 9 to our Consolidated Financial Statements."
Incremental Borrowing Rate and Accounting for Leases
In determining the present value of our operating lease ROU assets and lease liabilities, we estimate an incremental borrowing rate ("IBR") by applying a portfolio approach based on lease terms. Certain of our leases have terms that exceed 30 years. Given the lack of publicly available data for longer-term borrowing rates, determining the IBR for certain of our longer-term leases requires additional judgment. Changes in these estimates could result in a material change to our lease liabilities. See Part IV, Item 15 "Exhibits and Financial Statement Schedule—Note 8 to our Consolidated Financial Statements."
At December 31, 2022, we had $337 million of total operating lease liabilities recorded on our consolidated balance sheet. A 1% decrease in our estimated IBR would increase our total operating lease liabilities by approximately $25 million.
Guarantees
We enter into performance guarantees related to certain hotels we manage. We also enter into debt repayment guarantees with respect to certain unconsolidated hospitality ventures and certain managed or franchised hotels. We record a liability for the fair value of these guarantees at their inception date. In order to estimate the fair value, we use scenario-based weighting, which utilizes a Monte Carlo simulation to model the probability of possible outcomes. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, volatility, hotel operating results, and hotel property sales prices. Our assumptions are based on our knowledge of the hospitality industry, market conditions, and location of the property, as well as other qualitative factors. See Part IV, Item 15 "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
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
We evaluate tax positions taken or expected to be taken on a tax return to determine whether they are more likely than not of being sustained, assuming that the tax reporting positions will be examined by taxing authorities with full knowledge of all relevant information, prior to recording the related tax benefit in our consolidated financial statements. If a position does not meet the more likely than not standard, the benefit cannot be recognized. Assumptions, judgment, and estimates are required to determine whether the "more likely than not" standard has been met when developing the provision for income taxes. A change in the assessment of the "more likely than not" standard with respect to a position could materially impact our consolidated financial statements. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to our Consolidated Financial Statements."
Deferred Income Taxes – Valuation Allowance
We assess the realizability of our deferred tax assets quarterly and recognize a valuation allowance when it is more likely than not that some or all of our deferred tax assets are not realizable. This assessment is completed on a jurisdiction-by-jurisdiction basis and relies on the weight of all positive and negative evidence available. Cumulative pre-tax losses for a three-year period are considered significant objective negative evidence that some or all of our deferred tax assets may not be realizable. Cumulative reported pre-tax income is considered objectively verifiable positive evidence of our ability to generate positive pre-tax income in the future. In accordance with GAAP, when there is a recent history of pre-tax losses, there is little weight placed on forecasts for purposes of assessing the recoverability of our deferred tax assets. Judgment is required when considering the relative impact of positive and negative evidence. The weight given to the potential effect of positive and negative evidence is commensurate with the extent that it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary to support a conclusion that a valuation allowance is not needed. We consider the availability of objectively verifiable evidence, such as positive recent core operating results after adjusting for nonrecurring items, such as gains from dispositions of our real estate assets, in determining our ability to utilize deferred tax assets. We use systematic and logical methods to estimate when deferred tax liabilities will reverse and generate taxable income and when deferred tax assets will reverse and generate tax deductions. Assumptions, judgment, and estimates are required when estimating future income and scheduling the reversal of deferred tax assets and liabilities, and the exercise is inherently complex and subjective.
We generated significant pre-tax losses in 2020 due to the impact of the COVID-19 pandemic, and during the three months ended March 31, 2021, we entered into a three-year U.S. cumulative loss position. As a result of our three-year U.S. cumulative loss and the scheduling estimates discussed above, we recognized a valuation allowance during the year ended December 31, 2021.
During the year ended December 31, 2022, we experienced continued recovery from the COVID-19 pandemic, which resulted in significant improvement in revenues as compared to the year ended December 31, 2021. In weighing the negative evidence of a three-year U.S. cumulative loss position, we considered the severity and duration of the COVID-19 pandemic related losses, including the recovery trends beginning upon the widespread availability of vaccines and an increase in leisure demand. The objectively verifiable positive evidence includes:
•the return to profitability and sustained periods of income in 2022;
•expected future U.S. income based on objectively verifiable historical operating results; and
•the impact of the ALG Acquisition on current and future U.S. operating results.
Management concluded that, based on the weight of all available evidence at December 31, 2022, it is more likely than not that a significant portion of our U.S. deferred tax assets will be realized, resulting in a $250 million release of valuation allowance.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to our Consolidated Financial Statements."
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk, primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At December 31, 2022, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
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
At December 31, 2022 and December 31, 2021, we did not hold any interest rate swap or interest rate lock contracts.
The following table sets forth the contractual maturities and the total fair values at December 31, 2022 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2023	2024	2025	2026	2027	Thereafter	Total carrying amount (1)	Total fair value
Fixed-rate debt	$656	$746	$450	$400	$—	$840	$3,092	$2,976
Average interest rate (2)							3.58%
Floating-rate debt (3)	$4	$4	$4	$4	$4	$9	$29	$30
Average interest rate (2)							8.01%
(1) Excludes $7 million of finance lease obligations and $15 million of unamortized discounts and deferred financing fees.
(2) Average interest rate at December 31, 2022.
(3) Includes Grand Hyatt Rio de Janeiro loan, which had an 8.02% interest rate at December 31, 2022.

Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amount of the outstanding forward contracts, which relate to intercompany transactions, with terms of less than one year, were $155 million and $184 million at December 31, 2022 and December 31, 2021, respectively.
We intend to offset the gains and losses related to our third-party debt and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income (loss). At December 31, 2022, a hypothetical 10% change in foreign currency exchange rates would result in an immaterial change in the fair value of the hedging instruments.
For the years ended December 31, 2022, December 31, 2021, and December 31, 2020, the effects of these derivative instruments resulted in $18 million of net gains, $6 million of net gains, and $9 million of net losses, respectively, recognized in other income (loss), net on our consolidated statements of income (loss). We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect on net income (loss). At December 31, 2022, we had $1 million of liabilities recorded in accrued expenses and other current liabilities, and at December 31, 2021, we had $2 million of assets recorded in prepaids and other assets on our consolidated balance sheet related to derivative instruments.
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
Management's Report on Internal Control Over Financial Reporting.
Management's Report on Internal Control Over Financial Reporting is included in Part IV, Item 15 of this annual report.
Attestation Report of Independent Registered Public Accounting Firm.
The Attestation Report of Independent Registered Public Accounting Firm is included in Part IV, Item 15 of this annual report.
Changes in Internal Control.
In the fourth quarter of 2022, the Company completed the integration of ALG into the Company's internal control over financial reporting processes, which included the integration of process and application controls and the addition of new control processes where considered necessary. There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III

Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required by this Item 10 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2022 pursuant to Regulation 14A under the Exchange Act in connection with our 2023 Annual Meeting of Stockholders.
Information required by this Item 10 appears under the captions: "CORPORATE GOVERNANCE—PROPOSAL 1— ELECTION OF DIRECTORS," "CORPORATE GOVERNANCE—OUR BOARD OF DIRECTORS," "CORPORATE GOVERNANCE," "CORPORATE GOVERNANCE—COMMITTEES OF THE BOARD OF DIRECTORS—Nominating and Corporate Governance Committee," "STOCK OWNERSHIP INFORMATION—DELINQUENT SECTION 16(a) REPORTS," and "CORPORATE GOVERNANCE—COMMITTEES OF THE BOARD OF DIRECTORS—AUDIT COMMITTEE" in the definitive proxy statement. See Part I, "Information about our Executive Officers" of this annual report for information regarding the executive officers of the Company.
Code of Business Conduct and Ethics
The Company has adopted the Hyatt Hotels Corporation Code of Business Conduct and Ethics (the "Code of Ethics"), which is applicable to all of the Hyatt directors, officers, and colleagues, including the Company's President and Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and other senior financial officers performing similar functions. The Code of Ethics is posted on the Company's website at http://www.hyatt.com. The Company will furnish a copy of the Code of Ethics to any person, without charge, upon written request directed to: Senior Vice President, Investor Relations and Financial Planning & Analysis, Hyatt Hotels Corporation, 150 North Riverside Plaza, Chicago, Illinois 60606. In the event that the Company amends or waives any of the provisions of the Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and other senior financial officers performing similar functions, the Company intends to disclose the subsequent information on its website.
Item 11.    Executive Compensation.
The information required by this Item 11 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2022 pursuant to Regulation 14A under the Exchange Act in connection with our 2023 Annual Meeting of Stockholders.
Information related to this Item 11 appears under the captions: "EXECUTIVE COMPENSATION," "CORPORATE GOVERNANCE—TALENT AND COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "CORPORATE GOVERNANCE—COMPENSATION OF NON-EMPLOYEE DIRECTORS," "CORPORATE GOVERNANCE—TALENT AND COMPENSATION COMMITTEE," "CORPORATE GOVERNANCE—TALENT AND COMPENSATION COMMITTEE REPORT," and "CORPORATE GOVERNANCE—COMMITTEES OF THE BOARD OF DIRECTORS—TALENT AND COMPENSATION COMMITTEE—COMPENSATION RISK CONSIDERATIONS" in the definitive proxy statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2022 pursuant to Regulation 14A under the Exchange Act in connection with our 2023 Annual Meeting of Stockholders.
Information related to this Item 12 appears under the captions "STOCK OWNERSHIP INFORMATION—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "STOCK OWNERSHIP INFORMATION—EQUITY COMPENSATION PLAN INFORMATION" in the definitive proxy statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2022 pursuant to Regulation 14A under the Exchange Act in connection with our 2023 Annual Meeting of Stockholders.

Information related to this Item 13 appears under the captions: "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" and "CORPORATE GOVERNANCE—DIRECTOR INDEPENDENCE" in the definitive proxy statement.
Item 14.    Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2022 pursuant to Regulation 14A under the Exchange Act in connection with our 2023 Annual Meeting of Stockholders.
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
(a)    Financial Statements
The following consolidated financial statements are included in this annual report on the pages indicated:
(b)    Financial Statement Schedule
The following financial statement schedule is included in this annual report on the page indicated:

Page
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2022, December 31, 2021, and December 31, 2020	SCHII-1
(c)    Exhibits
The Exhibit Index follows Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2022, December 31, 2021, and December 31, 2020 and is incorporated herein by reference.
Item 16.    Form 10-K Summary.
Omitted at registrant's option.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYATT HOTELS CORPORATION

	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer

Date: February 16, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Mark S. Hoplamazian	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2023
Mark S. Hoplamazian
/s/ Joan Bottarini	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2023
Joan Bottarini
/s/ Thomas J. Pritzker	Executive Chairman of the Board	February 16, 2023
Thomas J. Pritzker
/s/ Paul D. Ballew	Director	February 16, 2023
Paul D. Ballew
/s/ Susan D. Kronick	Director	February 16, 2023
Susan D. Kronick
/s/ Mackey J. McDonald	Director	February 16, 2023
Mackey J. McDonald
/s/ Cary D. McMillan	Director	February 16, 2023
Cary D. McMillan
/s/ Heidi O'Neill	Director	February 16, 2023
Heidi O'Neill
/s/ Jason Pritzker	Director	February 16, 2023
Jason Pritzker
/s/ Michael A. Rocca	Director	February 16, 2023
Michael A. Rocca
/s/ Dion Camp Sanders	Director	February 16, 2023
Dion Camp Sanders
/s/ Richard C. Tuttle	Director	February 16, 2023
Richard C. Tuttle
/s/ James H. Wooten, Jr.	Director	February 16, 2023
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of Hyatt Hotels Corporation's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that Hyatt Hotels Corporation maintained effective internal control over financial reporting as of December 31, 2022.
In the fourth quarter of 2022, the Company completed the integration of ALG into the Company's internal control over financial reporting processes, which included the integration of process and application controls and the addition of new control processes where considered necessary. There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Hyatt Hotels Corporation's internal control over financial reporting as of December 31, 2022. That report is included in Item 15 of this Annual Report on Form 10-K.

/s/ Mark S. Hoplamazian
Mark S. Hoplamazian President & Chief Executive Officer

/s/ Joan Bottarini
Joan Bottarini Executive Vice President, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Hyatt Hotels Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hyatt Hotels Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company operates the loyalty program for the benefit of the Hyatt portfolio of properties during the period of their participation in the loyalty program. The Company's estimate of the value of the deferred revenue liability related to the loyalty program ("the liability") is $928 million as of December 31, 2022 and is actuarially determined based on the anticipated timing and value of future point redemptions, including an estimate of the breakage for points that will not be redeemed. Changes in the estimates used in the determination of the liability could result in a material change to the liability.
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
•We tested the underlying data that served as the basis for the actuarial estimate, including points earned and redemptions, to test that the inputs to the actuarial estimate were reasonable.
•With the assistance of our actuarial specialists, we developed independent estimates of the liability and compared our estimates to management's estimate.
Taxes – Refer to Note 14 to the financial statements
Critical Audit Matter Description
The Company recognizes deferred tax assets and liabilities resulting from the future tax consequences of differences between the financial statements and tax basis of the respective assets and liabilities. The Company assesses the realizability of deferred tax assets quarterly and recognizes a valuation allowance when it is more likely than not that some or all of the deferred tax assets are not realizable. During 2022, management concluded that it is more likely than not that a significant portion of the U.S. deferred tax assets will be realized, resulting in a net valuation allowance release of $250 million.
We identified that management's determination that a significant portion of the U.S. deferred tax assets will be realized as a critical audit matter because of the significant management judgments related to the weighting of positive and negative evidence, including the sustained return to profitability and objectively verifiable future U.S. income. This in turn led to a high degree of auditor judgment and subjectivity in applying procedures relating to assessing such positive and negative evidence.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to testing the basis for management's conclusions regarding the realizability of deferred tax assets included the following, among others:
•We tested the effectiveness of controls over deferred tax assets, including management's controls over the determination of whether it is more likely than not that the deferred tax assets will be realized.
•With the assistance of our income tax specialists, we performed the following:
◦Evaluated management's assessment and weighting of the positive and negative evidence utilized to conclude if a valuation allowance was necessary;
◦Tested the reasonableness of the methods, assumptions, and judgments used by management to determine whether a release of their valuation allowance was appropriate, including the sustained return to profitability and objectively verifiable future U.S. income; and
◦Evaluated whether and to what extent relevant income tax law limitations would apply to limit the Company's ability to utilize tax attributes that comprise a significant portion of the deferred tax assets.
/s/ Deloitte & Touche LLP

Chicago, Illinois
February 16, 2023

We have served as the Company's auditor since 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Hyatt Hotels Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Hyatt Hotels Corporation and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2022, of the Company and our report dated February 16, 2023, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
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
February 16, 2023

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Years Ended December 31, 2022, December 31, 2021, and December 31, 2020
(In millions of dollars, except per share amounts)

	2022	2021	2020
REVENUES:
Owned and leased hotels	$1,235	$838	$513
Management, franchise, license, and other fees	808	418	239
Contra revenue	(31)	(35)	(30)
Net management, franchise, license, and other fees	777	383	209
Distribution and destination management	986	115	—
Other revenues	273	109	58
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	2,620	1,583	1,286
Total revenues	5,891	3,028	2,066
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	916	725	627
Distribution and destination management	775	112	—
Depreciation and amortization	426	310	310
Other direct costs	280	127	65
Selling, general, and administrative	464	366	321
Costs incurred on behalf of managed and franchised properties	2,632	1,639	1,375
Direct and selling, general, and administrative expenses	5,493	3,279	2,698
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	(75)	43	60
Equity earnings (losses) from unconsolidated hospitality ventures	5	28	(70)
Interest expense	(150)	(163)	(128)
Gains (losses) on sales of real estate and other	263	414	(36)
Asset impairments	(38)	(8)	(62)
Other income (loss), net	(40)	(19)	(92)
INCOME (LOSS) BEFORE INCOME TAXES	363	44	(960)
BENEFIT (PROVISION) FOR INCOME TAXES	92	(266)	257
NET INCOME (LOSS)	455	(222)	(703)
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$455	$(222)	$(703)
EARNINGS (LOSSES) PER SHARE—Basic
Net income (loss)	$4.17	$(2.13)	$(6.93)
Net income (loss) attributable to Hyatt Hotels Corporation	$4.17	$(2.13)	$(6.93)
EARNINGS (LOSSES) PER SHARE—Diluted
Net income (loss)	$4.09	$(2.13)	$(6.93)
Net income (loss) attributable to Hyatt Hotels Corporation	$4.09	$(2.13)	$(6.93)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2022, December 31, 2021, and December 31, 2020
(In millions of dollars)

	2022	2021	2020
Net income (loss)	$455	$(222)	$(703)
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on derivative instruments, net of tax benefit (provision) of $(1), $—, and $8 for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively	5	7	(23)
Foreign currency translation adjustments, net of tax benefit (provision) of $—, $1, and $(2) for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively	4	(61)	38
Unrecognized pension benefit, net of tax benefit (provision) of $(1), $—, and $— for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively	4	3	2
Unrealized losses on available-for-sale debt securities, net of tax benefit (provision) of $4, $—, $— for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.	(10)	(2)	—
Other comprehensive income (loss)	3	(53)	17
COMPREHENSIVE INCOME (LOSS)	458	(275)	(686)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$458	$(275)	$(686)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2022 and December 31, 2021
(In millions of dollars, except share and per share amounts)

	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$991	$960
Restricted cash	39	57
Short-term investments	158	227
Receivables, net of allowances of $63 and $53 at December 31, 2022 and December 31, 2021, respectively	834	633
Inventories	9	10
Prepaids and other assets	180	149
Prepaid income taxes	39	26
Total current assets	2,250	2,062
Equity method investments	178	216
Property and equipment, net	2,384	2,848
Financing receivables, net of allowances of $44 and $69 at December 31, 2022 and December 31, 2021, respectively	60	41
Operating lease right-of-use assets	385	446
Goodwill	3,101	2,965
Intangibles, net	1,668	1,977
Deferred tax assets	257	14
Other assets	2,029	2,034
TOTAL ASSETS	$12,312	$12,603
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$660	$10
Accounts payable	500	523
Accrued expenses and other current liabilities	415	299
Current contract liabilities	1,438	1,178
Accrued compensation and benefits	235	187
Current operating lease liabilities	39	35
Total current liabilities	3,287	2,232
Long-term debt	2,453	3,968
Long-term contract liabilities	1,495	1,349
Long-term operating lease liabilities	298	349
Other long-term liabilities	1,077	1,139
Total liabilities	8,610	9,037
Commitments and contingencies (see Note 15)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of December 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 47,482,787 issued and outstanding at December 31, 2022, and Class B common stock, $0.01 par value per share, 390,912,161 shares authorized, 58,917,749 shares issued and outstanding at December 31, 2022. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 50,322,050 issued and outstanding at December 31, 2021, and Class B common stock, $0.01 par value per share, 391,647,683 shares authorized, 59,653,271 shares issued and outstanding at December 31, 2021	1	1
Additional paid-in capital	318	640
Retained earnings	3,622	3,167
Accumulated other comprehensive loss	(242)	(245)
Total stockholders' equity	3,699	3,563
Noncontrolling interests in consolidated subsidiaries	3	3
Total equity	3,702	3,566
TOTAL LIABILITIES AND EQUITY	$12,312	$12,603

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, December 31, 2021, and December 31, 2020
(In millions of dollars)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$455	$(222)	$(703)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gains) losses on sales of real estate and other	(263)	(414)	36
Depreciation and amortization	426	310	310
Amortization of share awards	61	59	28
Amortization of operating lease right-of-use assets	35	27	31
Deferred income taxes	(259)	200	(59)
Asset impairments	38	8	62
Equity (earnings) losses from unconsolidated hospitality ventures	(5)	(28)	70
Contra revenue	31	35	30
Loss on extinguishment of debt	9	2	—
Unrealized (gains) losses, net	55	(14)	13
Distributions from unconsolidated hospitality ventures	16	2	3
Other	(92)	(38)	(8)
Increase (decrease) in cash attributable to changes in assets and liabilities and other
Receivables, net	(209)	(85)	120
Prepaid income taxes	2	255	(241)
Prepaids and other assets	(114)	(54)	(24)
Other long-term assets	(110)	(10)	(4)
Accounts payable, accrued expenses, and other current liabilities	96	87	(256)
Contract liabilities	491	213	73
Operating lease liabilities	(35)	(25)	(23)
Accrued compensation and benefits	46	33	(47)
Other long-term liabilities	—	(25)	(27)
Other, net	—	(1)	5
Net cash provided by (used in) operating activities	674	315	(611)
(Continued)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, December 31, 2021, and December 31, 2020
(In millions of dollars)

	2022	2021	2020
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	$(952)	$(793)	$(1,143)
Proceeds from marketable securities and short-term investments	1,060	1,240	542
Contributions to equity method and other investments	(8)	(29)	(65)
Return of equity method and other investments	54	98	5
Acquisitions, net of cash acquired	(174)	(2,916)	—
Capital expenditures	(201)	(111)	(122)
Issuance of financing receivables	(25)	(21)	(32)
Proceeds from financing receivables	17	7	—
Proceeds from sales of real estate and other, net of cash disposed	625	758	85
Other investing activities	20	(5)	(6)
Net cash provided by (used in) investing activities	416	(1,772)	(736)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs of $—, $11, and $15, respectively	—	1,949	2,035
Repurchases and repayments of debt	(711)	(1,218)	(406)
Repurchases of common stock	(369)	—	(69)
Proceeds from issuance of Class A common stock, net of offering costs of $—, $25, and $—, respectively	—	575	—
Utilization of restricted cash for legal defeasance of Series 2005 Bonds	(8)	—	—
Dividends paid	—	—	(20)
Other financing activities	(18)	(18)	(15)
Net cash provided by (used in) financing activities	(1,106)	1,288	1,525
EFFECT OF EXCHANGE RATE CHANGES ON CASH	18	(3)	(4)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2	(172)	174
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—BEGINNING OF YEAR	1,065	1,237	1,063
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—END OF YEAR	$1,067	$1,065	$1,237
(Continued)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, December 31, 2021, and December 31, 2020
(In millions of dollars)

Supplemental disclosure of cash flow information:

	2022	2021	2020
Cash and cash equivalents	$991	$960	$1,207
Restricted cash (see Note 2)	39	57	11
Restricted cash included in other assets (see Note 2, Note 10)	37	48	19
Total cash, cash equivalents, and restricted cash	$1,067	$1,065	$1,237

	2022	2021	2020
Cash paid during the period for interest	$138	$145	$105
Cash paid (received) during the period for income taxes, net	$101	$(210)	$63
Cash paid for amounts included in the measurement of operating lease liabilities	$47	$41	$42
Non-cash investing and financing activities are as follows:
Non-cash contributions to equity method and other investments (see Note 4, Note 7, Note 15)	$—	$61	$35
Non-cash issuance of financing receivables (see Note 6, Note 7)	$—	$11	$—
Change in accrued capital expenditures	$1	$2	$(12)
Non-cash right-of-use assets obtained in exchange for operating lease liabilities	$25	$16	$14
Non-cash legal defeasance of Series 2005 Bonds (see Note 7)	$166	$—	$—
Non-cash reduction in right-of-use assets and operating lease liabilities for lease reassessment	$13	$—	$—
Non-cash held-to-maturity debt security received (see Note 7)	$19	$—	$—
Non-cash repurchases of common stock (see Note 16)	$9	$—	$—

(Concluded)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2022, December 31, 2021, and December 31, 2020
(In millions except share and per share amounts)

	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries	Total
	Class A	Class B	Class A	Class B
BALANCE—January 1, 2020	36,109,179	65,463,274	$1	$—	$—	$4,169	$(209)	$5	$3,966
Total comprehensive loss	—	—	—	—	—	(703)	17	—	(686)
Noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Repurchases of common stock	(827,643)	—	—	—	(12)	(57)	—	—	(69)
Employee stock plan issuance	75,763	—	—	—	4	—	—	—	4
Share-based payment activity	468,586	—	—	—	21	—	—	—	21
Class share conversions	3,424,356	(3,424,356)	—	—	—	—	—	—	—
Cash dividends of $0.20 share (see Note 16)	—	—	—	—	—	(20)	—	—	(20)
BALANCE—December 31, 2020	39,250,241	62,038,918	$1	$—	$13	$3,389	$(192)	$3	$3,214
Total comprehensive loss	—	—	—	—	—	(222)	(53)	—	(275)
Employee stock plan issuance	46,311	—	—	—	4	—	—	—	4
Share-based payment activity	589,851	—	—	—	48	—	—	—	48
Class share conversions	2,385,647	(2,385,647)	—	—	—	—	—	—	—
Issuance of Class A common stock	8,050,000	—	—	—	575	—	—	—	575
BALANCE—December 31, 2021	50,322,050	59,653,271	$1	$—	$640	$3,167	$(245)	$3	$3,566
Total comprehensive income	—	—	—	—	—	455	3	—	458
Repurchases of common stock	(4,233,894)	—	—	—	(369)	—	—	—	(369)
Liability for repurchases of common stock (1)	—	—	—	—	(9)	—	—	—	(9)
Employee stock plan issuance	60,543	—	—	—	5	—	—	—	5
Share-based payment activity	598,566	—	—	—	51	—	—	—	51
Class share conversions	735,522	(735,522)	—	—	—	—	—	—	—
BALANCE—December 31, 2022	47,482,787	58,917,749	$1	$—	$318	$3,622	$(242)	$3	$3,702
(1) Represents repurchases of 106,116 shares for $9 million that were initiated prior to December 31, 2022, but settled in the first quarter of 2023. At December 31, 2022, the shares were included in shares outstanding and the liability was recorded in accrued expenses and other current liabilities on our consolidated balance sheet.

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, unless otherwise indicated)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively, "Hyatt Hotels Corporation") has offerings that consist of full services hotels, select service hotels, all-inclusive resorts, and other forms of residential, vacation, and condominium units. We also offer travel distribution and destination management services through ALG Vacations and a paid membership program through the Unlimited Vacation Club. At December 31, 2022, our hotel portfolio included 577 full service hotels, comprising 183,496 rooms throughout the world; 565 select service hotels, comprising 82,552 rooms, of which 444 hotels are located in the United States; and 121 all-inclusive resorts, comprising 38,060 rooms. At December 31, 2022, our portfolio of properties operated in 75 countries around the world. Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotels or licensed by third parties.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—Our consolidated financial statements present the results of operations, financial position, and cash flows of Hyatt Hotels Corporation and its majority owned and controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Impact of the COVID-19 Pandemic—The COVID-19 pandemic and related travel restrictions and containment efforts have had a significant impact on the travel industry and as a result, on our business, but recovery accelerated throughout the year ended December 31, 2022. However, as the ongoing impact is uncertain, our financial results may not be indicative of long-term future performance.
Use of Estimates—We are required to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying Notes. Our estimates and assumptions are subject to inherent risk and uncertainty, including the ongoing impact of the COVID-19 pandemic, and actual results could differ materially from our estimated amounts.
Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.
Revenue Recognition—Our revenues are primarily derived from the products and services provided to our customers and are generally recognized when control of the product or service has transferred to the customer. Our customers include third-party hotel owners and franchisees, guests at owned and leased hotels, Unlimited Vacation Club members, ALG Vacations customers, a third-party partner through our co-branded credit card programs, and owners and guests of residential, vacation, and condominium units. A summary of our revenue streams is as follows:
•Owned and leased hotels revenues—Owned and leased hotels revenues are derived from room rentals and services provided at our owned and leased hotels. We present revenues net of sales, occupancy, and other taxes. Taxes collected on behalf of and remitted to governmental taxing authorities are excluded from the transaction price of the underlying products and services.
•Management, franchise, license, and other fees—Management fees primarily consist of a base fee, which is generally calculated as a percentage of gross revenues, and an incentive fee, which is generally computed based on a hotel profitability measure. Included in the management fees are fees that we earn in exchange for providing the hotel access to Hyatt's intellectual property ("IP"). Franchise fees consist of an initial fee and ongoing royalty fees computed as a percentage of gross room revenues and as applicable, food and beverage revenues. License fees represent revenues associated with the licensing of the Hyatt brand names through our co-branded credit card programs and with sales of our branded residential units. Other fees include termination fees and revenues from marketing services provided to certain ALG resorts.
•Net management, franchise, license, and other fees—Management, franchise, license, and other fees are reduced by the amortization of management and franchise agreement assets and performance cure payments, which constitute payments to customers. Consideration provided to customers related to management and franchise agreement assets is recorded in other assets and amortized to Contra revenue over the expected customer life, typically the initial term of the management or franchise agreement.

•Distribution and destination management—Distribution and destination management revenues include revenues from the sale of vacation packages, experiences, and charter flights through ALG Vacations and destination services and excursions offered through Amstar.
•Other revenues—Other revenues include revenues from our residential management operations for condominium units, our Unlimited Vacation Club paid membership club offering member benefits exclusively at ALG resorts in Latin America and the Caribbean, the sale of promotional awards through our co-branded credit card programs, and spa and fitness revenues from Exhale, which was sold during the year ended December 31, 2020 (see Note 7).
•Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties—Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties represent the reimbursement of costs incurred on behalf of third-party owners and franchisees. These reimbursed costs relate primarily to payroll at managed properties where we are the employer, as well as reimbursements for costs incurred related to system-wide services and the loyalty program operated on behalf of owners of managed and franchised properties.
The products and services we offer to our customers are comprised of the following performance obligations:
Management and franchise agreements
•Access to Hyatt's IP, including the Hyatt brand names—We receive sales-based fees from hotel owners in exchange for providing access to our IP, including the Hyatt brand names and systems, among other services. Fees are generally payable on a monthly basis as hotel owners and franchisees derive value from access to our IP. Fees are recognized over time as services are rendered. Under our franchise agreements, we also receive initial fees from hotel owners and franchisees. The initial fees do not represent a distinct performance obligation, and therefore, are combined with the royalty fees and deferred and recognized in management, franchise, license, and other fees over the expected customer life, which is typically the initial term of the franchise agreement.
•System-wide services—We provide system-wide services on behalf of owners of managed and franchised properties. The promise to provide system-wide services is not a distinct performance obligation because it is attendant to the access to our IP. Therefore, this promise is combined with the access to our IP to form a single performance obligation.
In 2021 and 2022, Hyatt's system-wide services are accounted for under a fund model whereby hotel owners and franchisees are invoiced a system-wide assessment fee on a monthly basis. We recognize the revenues over time as services are provided in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties. We have discretion over how we spend program revenues, and therefore, we are the principal. Expenses related to the system-wide programs are recognized as incurred in costs incurred on behalf of managed and franchised properties. Over time, we intend to manage the system-wide programs to break-even and not earn a profit on these services, but the timing of revenues received from the owners may not align with the timing of the expenses incurred to operate the programs. Therefore, any difference between the revenues and expenses will impact our net income (loss).
In 2020 and prior, certain system-wide services were provided and accounted for under a cost reimbursement model. Under the cost reimbursement model, hotel owners and franchisees were required to reimburse us for all costs incurred to operate the system-wide programs with no added margin. We had discretion over how we spent program revenues, and therefore, we were the principal. Expenses incurred related to the system-wide programs were recognized in costs incurred on behalf of managed and franchised properties. The reimbursement of system-wide services was billed monthly based on an annual estimate of costs to be incurred and recognized in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties commensurate with incurring the cost. Any amounts collected and not yet recognized as revenues were deferred and classified as contract liabilities. Any costs incurred in excess of revenues collected were classified as receivables to the extent we expected to recover the costs over the long term. As a result of the changes in the manner in which system-wide services are charged and provided, we no longer have any properties on a cost reimbursement model.
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
•Loyalty program administration—We administer the loyalty program for the benefit of Hyatt's portfolio of properties during the period of their participation in the loyalty program. Under the program, members earn points based on their spend at our properties and through our experience platform FIND, by transacting with our strategic loyalty alliances, or in connection with spend on a Hyatt co-branded credit card. Loyalty program points can be redeemed for the right to stay at participating properties, as well as for other goods and services from third parties. Points earned by loyalty program members represent a material right to free or discounted goods or services in the future.
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
The revenues recognized each period are based on the number of loyalty points redeemed and the revenue per point, which includes an estimate of breakage for the loyalty points that will not be redeemed. Determining breakage involves significant judgment, and we engage third-party actuaries to assist us in estimating the ultimate redemption ratios used in the breakage calculations, and the amount of revenues recognized upon redemption. Changes to the expected ultimate redemption assumptions are reflected in the current period. Any revenues in excess of the anticipated future redemptions are used to fund the other operational expenses of the program.
Room rentals and other services provided at owned and leased hotels
We provide room rentals and other services to our guests, including, but not limited to, food and beverage, spa, laundry, and parking. These products and services each represent individual performance obligations, and in exchange for these services, we receive fixed amounts based on published rates or negotiated contracts. Payment is due in full at the time the services are rendered or the goods are provided. If a guest enters into a package including multiple goods or services, the fixed price is allocated to each distinct good or service based on the standalone selling price for each item. Revenues are recognized over time when we transfer control of the good or service to the customer. Room rental revenues are recognized on a daily basis as the guest occupies the room, and revenues related to other products and services are recognized when the product or service is provided to the guest.
Hotels commonly enter into arrangements with online travel agencies, trade associations, and other entities. As part of these arrangements, we may pay the other party a commission or rebate based on the revenues generated through that channel. We recognize revenues gross or net of rebates and commissions depending on the terms of each contract.

Distribution and destination management
ALG Vacations offers traditional leisure travel products and services on an individual and package basis to destinations primarily within Latin America and the Caribbean. Travel products and services include some or all of the following:
•Performance obligations in which third-party suppliers are primarily responsible for providing the services and ALG Vacations is the agent:
•Commercial air transportation provided by third-party air carriers—revenues are recognized at the time of booking, net of related payments to suppliers;
•Hotel accommodations provided by ALG resorts and third-party branded hotels and resorts—revenues are recognized on a net basis as the guest occupies the room;
•Travel insurance provided by third-party insurance companies—revenues are recognized at the time of booking, net of related payments to suppliers;
•Car rental reservations provided by third-party companies—revenues are recognized on a daily basis as the guest utilizes the rental car, net of related costs; and
•Excursions provided by third-party companies—revenues are recognized on the day of the excursion, net of related costs.
•Performance obligations in which ALG Vacations is primarily responsible for providing the services and is the principal:
•Chartered air transportation provided by ALG Vacations—gross revenues are recognized at the time of departure and return; and
•Ground transportation and excursions provided by Amstar—gross revenues are recognized at the time of departure and return.
In exchange for the products and services provided, we receive fixed and variable consideration that is allocated between the performance obligations based on relative standalone selling prices. For all performance obligations, we utilize a cost plus margin approach to determine the standalone selling price. For car rental reservations and excursions provided by third-party companies, we allocate the standalone selling price using observable transaction prices. ALG Vacation's customers pay for travel prior to trip departure and these deposits are recorded as contract liabilities until the transfer of control of the related performance obligation occurs, at which point the related revenues are recognized in distribution and destination management revenues. For certain airline, hotel, and car rental transactions, we also receive fees through global distribution systems ("GDS") that provide the computer systems through which travel supplier inventory is made available and reservations are booked. Payments received through GDS are considered commissions from suppliers and are recognized as revenues at the time of booking in distribution and destination management revenues.
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
Membership club
Through the Unlimited Vacation Club, we enter into membership contracts with guests that provide various benefits, which each represent a performance obligation: access to preferred rates and benefits at participating properties, free room stays, up-front incentives, including gifts and upgrades, loyalty points, the right to renew after the initial contract term, and initial memberships to third-party vacation exchange services.
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
In exchange for the membership club benefits, we receive fixed and variable consideration. The transaction price includes cash consideration received and the unpaid portion of the membership contract and is allocated between the performance obligations based on the relative standalone selling prices of each performance obligation. We utilize observable transaction prices and/or adjusted market assumptions in determining the relative standalone selling price of each performance obligation. Membership fees received are recorded as contract liabilities, and the revenues allocated to each performance obligation are recognized as follows within other revenues on our consolidated statements of income (loss):
•Preferred rates and benefits at participating properties—revenues are recognized over the estimated customer life, which ranges from 3 to 25 years, using the straight-line method;
•Free night stays and up-front incentives—revenues are recognized upon redemption, net of redemption expenses as we are the agent;
•Loyalty points—revenues are recognized upon redemption, net of redemption expenses as we are the agent;
•Right to renew after the initial contract term—this performance obligation represents a material right and revenues are recognized annually as earned; and
•Initial memberships to third-party vacation exchange services—revenues are recognized over the exchange membership term, net of expenses as we are the agent.
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
Co-branded credit card programs
We have co-branded credit card agreements with a third party, and under the terms of the agreements, we have various performance obligations: granting a license to the Hyatt name, arranging for the fulfillment of points issued to cardholders through the loyalty program, and awarding cardholders with free room nights upon achievement of certain program milestones. The loyalty points and free room nights represent material rights that can be redeemed for free or discounted services in the future.
In exchange for the products and services provided, we receive fixed and variable consideration which is allocated between the performance obligations based on their relative standalone selling prices. Significant judgment is involved in determining the relative standalone selling prices, and therefore, we engage a third-party valuation specialist for assistance. We utilize a relief from royalty method to determine the revenues allocated to the license and the revenues are recognized over time as the licensee derives value from access to Hyatt's brand name. We utilize observable transaction prices and adjusted market assumptions to determine the standalone selling price of a loyalty point, and we utilize a cost plus margin approach to determine the standalone selling price of the free room nights. The revenues allocated to loyalty program points and free night awards are deferred and recognized upon redemption or expiration of a card member's promotional awards, net of redemption expense when we are the agent. We are responsible for arranging for the redemption of promotional awards, but we do not directly fulfill the award night obligation except at owned and leased hotels. Therefore, we are the agent for managed and franchised hotels, and we are the principal with respect to owned and leased hotels.
We satisfy the following performance obligations over time: access to Hyatt's symbolic IP, hotel management agreement services, administration of the loyalty program, license of our brand name through our co-branded credit card agreements, and access to preferred pricing for Unlimited Vacation Club members. Each of these performance obligations is considered a sales-based royalty or a series of distinct services, and although the activities to fulfill each of these promises may vary from day to day, the nature of each promise is the same and the customer benefits from the services every day.
For each performance obligation satisfied over time, we recognize revenues using an output method based on the value transferred to the customer. Revenues are recognized based on the transaction price and the observable outputs related to each performance obligation. We deem the following to represent our progress in satisfying these performance obligations:
•revenues and operating profits earned by the hotels during the reporting period for access to Hyatt's IP as it is indicative of the value third-party hotel owners and franchisees derive;
•revenues and operating profits of the hotels for the promise to provide management agreement services to the hotels;
•award night redemptions or point redemptions with third-party partners for the administration of the loyalty program performance obligation;
•cardholder spend for the license to the Hyatt name through our co-branded credit card programs as it is indicative of the value our partner derives from the use of our name; and
•time elapsed as we provide access to ALG resorts under the Unlimited Vacation Club paid membership program.
Within our management agreements, we have two performance obligations: providing access to Hyatt's IP and providing management agreement services. Although these constitute two separate performance obligations, both obligations represent services that are satisfied over time, and we recognize revenues using an output method based on the performance of the hotel. Therefore, we have not allocated the transaction price between these two performance obligations as the allocation would result in the same pattern of revenue recognition.
Revenues are adjusted for the effects of a significant financing component when the period between the transfer of the promised goods or services to the customer and payment by the customer exceeds one year.
We have applied the practical expedient that permits the omission of prior-period information about revenues allocated to future performance obligations, and we do not estimate revenues allocated to remaining performance obligations for the following:
•Deferred revenue related to the loyalty program, base and incentive management fee revenues, and deferred revenues associated with our paid membership program related to preferred rates and benefits at participating properties as the revenues are allocated to a wholly unperformed performance obligation in a series;
•Revenues related to royalty fees as they are considered sales-based royalty fees;
•Revenues received for free nights granted through our co-branded credit card programs as the awards have an original duration of 12 months;
•Revenues related to advanced bookings at owned and leased hotels as each stay has a duration of 12 months or less; and
•Revenues related to ALG Vacations as bookings are generally for travel within 12 months or less.
Contract Balances—Our payments from customers are based on the billing terms established in our contracts. Customer billings are recorded as accounts receivable when our right to consideration is unconditional. If our right to consideration is conditional on future performance under the contract, the balance is recorded as a contract asset. Due to certain profitability hurdles in our management agreements, incentive fees are considered contract assets until the risk related to achieving the profitability metric no longer exists. Once the profitability hurdle has been met, the incentive fee receivable balance will be recorded in accounts receivable. Contract assets are recorded in receivables, net on our consolidated balance sheets. Payments received in advance of performance under the contract are recorded as current or long-term contract liabilities on our consolidated balance sheets and recognized as revenues as we perform under the contract.
Costs Incurred to Obtain Contracts with Customers—We incur incremental costs to obtain contracts with Unlimited Vacation Club members. The incremental costs, which primarily relate to sales commissions, are deferred and recorded as current or long-term other assets on our consolidated balance sheets. The costs are amortized in other direct costs on our consolidated statements of income (loss) over the same period as the associated revenues, using the straight-line method over the customer life, which ranges from 3 to 25 years. We assess costs incurred to obtain contracts with customers for impairment quarterly and when events or circumstances indicate the carrying value may not be recoverable.

At December 31, 2022 and December 31, 2021, we had $15 million and $2 million, respectively, of deferred costs recorded in prepaids and other assets and $106 million and $14 million, respectively, recorded in other assets on our consolidated balance sheets. During the years ended December 31, 2022 and December 31, 2021, we recognized $9 million and an insignificant amount, respectively, of amortization expense related to these deferred costs. During the year ended December 31, 2020, we did not incur incremental costs to obtain contracts with Unlimited Vacation Club members as it was prior to the ALG Acquisition.
Foreign Currency—The functional currency of our consolidated entities located outside the U.S. is generally the local currency. The assets and liabilities of these entities are translated into U.S. dollars at period-end exchange rates, and the related gains and losses, net of applicable deferred income taxes, are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheets. Gains and losses from foreign currency transactions, including those related to intercompany receivables and payables, are recognized in other income (loss), net on our consolidated statements of income (loss).
Fair Value—We apply the provisions of fair value measurement to various financial instruments, which we measure at fair value on a recurring basis, and to various financial and nonfinancial assets and liabilities, which we measure at fair value on a nonrecurring basis. We disclose the fair value of our financial assets and liabilities based on observable market information, where available, or market participant assumptions. These assumptions are subjective in nature and involve matters of judgment, and therefore, fair values cannot always be determined with precision. When determining fair value, we maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of the fair value hierarchy are as follows:
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
We typically utilize the market approach and income approach for valuing our financial instruments. The market approach utilizes prices and information generated by market transactions involving identical or similar assets and liabilities, and the income approach uses valuation techniques to convert future cash flows or earnings to a single, discounted present value. For instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the classification within the fair value hierarchy has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy.
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
Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Our cash equivalents, except for time deposits discussed below, are classified as Level One in the fair value hierarchy as we are able to obtain market available pricing information on an ongoing basis, see Note 4.
Restricted Cash—Cash deposited or held in escrow under contractual or regulatory requirements is classified as restricted cash. Our restricted cash may include sales proceeds pursuant to like-kind exchanges, escrow deposits, collateral for the securitization of our performance under our debt repayment guarantees associated with the hotel properties in India, deposits with banks that collateralize our obligations to certain vendors, and other arrangements.
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
We assess investments in unconsolidated hospitality ventures for impairment quarterly, and when there is an indication that a loss in value has occurred, we evaluate the carrying value in comparison to the estimated fair value of the investment. Fair value is based on internally-developed discounted cash flow models, third-party appraisals, and if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach, we utilize various assumptions requiring judgment, including projected future cash flows, discount rates, and capitalization rates, which are primarily Level Three assumptions. Our estimates of projected future cash flows are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of our routine, long-term planning process.
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
•AFS securities—recorded at fair value based on listed market prices or dealer price quotations, where available. Unrealized gains and losses on AFS debt securities are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheets. Realized gains and losses on AFS debt securities are recognized in other income (loss), net on our consolidated statements of income (loss). AFS securities are assessed quarterly for expected credit losses which are recognized in other income (loss), net on our consolidated statements of income (loss). In determining the allowance for credit losses, we evaluate AFS securities at the individual security level and consider our investment strategy, current market conditions, financial strength of the underlying investments, term to maturity, credit rating, and our intent and ability to sell the securities.
•HTM securities—investments that we have the intent and ability to hold until maturity are recorded at amortized cost, net of expected credit losses. HTM securities are assessed for expected credit losses quarterly, and credit losses are recognized in other income (loss), net on our consolidated statements of income (loss). In determining the allowance for credit losses, we evaluate HTM securities individually due to the unique risks associated with each security, and we consider the financial strength of the underlying assets, including the current and forecasted performance of the property, term to maturity, credit quality of the owner, and current market conditions.
We classify debt securities as current or long-term based on their contractual maturity dates and our intent and ability to hold the investment. Our debt securities are primarily classified as Level Two in the fair value hierarchy. Time deposits are recorded at par value, which approximates fair value, and are therefore, classified as Level Two. The remaining securities, other than our investment in preferred shares, are classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Our investments in preferred shares are classified as Level Three as discussed in Note 4.
Interest income on preferred shares that earn a return is recognized in other income (loss), net.
For additional information about debt and equity securities, see Note 4.
Accounts Receivables—Our accounts receivables primarily consist of trade receivables due from guests for services rendered at our owned and leased properties, from hotel owners with whom we have management, franchise, and marketing services agreements for services rendered and for reimbursements of costs incurred on behalf of managed and franchised properties, from third-party financial institutions for credit and debit card transactions, from a third-party partner for our co-branded credit card programs, and from ALG Vacations customers. We assess all accounts receivables for credit losses quarterly and establish an allowance to reflect the net amount expected to be collected. The allowance for credit losses is based on an assessment of historical collection activity, the nature of the receivable, geographic considerations, and the current business environment and is recognized in owned and leased hotels expenses, distribution and destination management expenses, or selling, general, and administrative expenses on our consolidated statements of income (loss), based on the nature of the receivable. For additional information about accounts receivables, see Note 6.
Financing Receivables—Financing receivables represent contractual rights to receive money either on demand or on fixed or determinable dates and are recorded on our consolidated balance sheets at amortized cost, net of expected credit losses. We recognize interest as earned and include accrued interest in the amortized cost basis of the asset.
Our financing receivables are composed of individual, unsecured loans and other types of unsecured financing arrangements provided to hotel owners. These financing receivables generally have stated maturities and interest rates, but the repayment terms vary and may be dependent on future cash flows of the hotel. We individually assess all financing receivables for credit losses quarterly and establish an allowance to reflect the net amount expected to be collected. We estimate credit losses based on an analysis of several factors, including current economic conditions, industry trends, and specific risk characteristics of the financing receivable, including capital structure, loan performance, market factors, and the underlying hotel performance. Adjustments to credit losses are recognized in other income (loss), net on our consolidated statements of income (loss).
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
Financing receivables acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased with credit deterioration ("PCD") assets. PCD assets are accounted for at the purchase price or acquisition date fair value with an estimate of expected credit losses to arrive at an initial amortized cost basis. We use certain indicators, such as past due status, and specific risk characteristics of the financing receivable, including capital structure, loan performance, market factors, and the underlying hotel performance, in identifying and assessing whether the acquired financing receivables are considered PCD assets.
For additional information about financing receivables, see Note 6.
Inventories—Inventories are comprised of operating supplies and equipment that primarily have a period of consumption of two years or less and food and beverage items at our owned and leased hotels, which are generally valued at the lower of cost (first-in, first-out) or net realizable value.
Property and Equipment and Definite-Lived Intangible Assets—Property and equipment is stated at cost, including interest incurred during development and construction periods, less accumulated depreciation. Definite-lived intangible assets are recorded at the acquisition date fair value, less accumulated amortization. Depreciation and amortization are recognized over the estimated useful lives of the assets, primarily using the straight-line method.
Property and equipment are depreciated over the following useful lives:

Buildings and improvements	10–50 years
Leasehold improvements	The shorter of the lease term or useful life of asset
Furniture and equipment	3–20 years
Computers	3–7 years
Definite-lived intangible assets are amortized over the following useful lives:

Management and franchise agreement intangibles	1–30 years
Customer relationships intangibles	4–11 years
Other intangibles	Varies based on the nature of the asset
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
If the projected undiscounted future cash flows are less than the net book value of the assets, the fair value is determined based on internally-developed discounted cash flows of the assets, third-party appraisals or broker valuations, or if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach, we utilize various assumptions requiring judgment, including projected future cash flows, discount rates, and capitalization rates. The excess of the net book value over the estimated fair value is recognized in asset impairments on our consolidated statements of income (loss).
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
Leases—We primarily lease land, buildings, office space, and equipment. We determine whether an arrangement is an operating or finance lease at inception. For our hotel management agreements, we apply judgment in order to determine whether the contract is accounted for as a lease or management agreement based on the specific facts and circumstances of each agreement. In evaluating whether an agreement constitutes a lease, we review the contractual terms to determine which party obtains both the economic benefits and control of the assets. In arrangements where we control the assets and obtain substantially all of the economic benefits, we account for the contract as a lease.
Certain of our leases include options to extend the lease term at our discretion. We include lease extension options in our operating lease ROU assets and lease liabilities when it is reasonably certain that we will exercise the options. Our extension options range from approximately 1 to 25 years, and the impacts of all currently available options are recorded in our operating lease ROU assets and lease liabilities. Our lease agreements do not contain any significant residual value guarantees or restrictive covenants.
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
For office space, land, and hotel leases, we do not separate the lease and nonlease components, which primarily relate to common area maintenance and utilities. We combine lease and nonlease components for those leases where we are the lessor, and we exclude all leases that are 12 months or less from the operating lease ROU assets and lease liabilities.
For additional information about leases, see Note 8.
Acquisitions—We evaluate the facts and circumstances of each acquisition to determine whether the transaction should be accounted for as an asset acquisition or a business combination.
Under the supervision of management, independent third-party valuation specialists estimate the fair value of the assets or businesses acquired using various recognized valuation methods, including the income approach, cost approach, relief from royalty approach, and sales comparison approach, all of which are primarily based on Level Three assumptions. Assumptions utilized in determining the fair value under these approaches include, but are not limited to, historical financial results when applicable, projected cash flows, discount rates, capitalization rates, royalty rates, current market conditions, likelihood of contract renewals, and comparable transactions. In a business combination, the fair value is allocated to tangible assets and liabilities and identifiable intangible assets, with any remaining value assigned to goodwill, if applicable. In an asset acquisition, any difference between the consideration paid and the fair value of the assets acquired is allocated across the identified assets based on the relative fair value. When we acquire the remaining ownership interest in or the property from an unconsolidated hospitality venture in a step acquisition, we estimate the fair value of our equity interest using the assumed cash proceeds we would receive from sale to a third party at a market sales price, which is determined using our fair value methodologies and assumptions.
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
We evaluate the fair value of the reporting unit by performing a qualitative or quantitative assessment. In any given year, we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is more likely than not that the fair value is less than the carrying value, or we elect to bypass the qualitative assessment, we proceed to the quantitative assessment.
When determining fair value, we utilize internally-developed discounted future cash flow models; third-party valuation specialist models, which may include income-based and/or market-based approaches; third-party appraisals or broker valuations; and if appropriate, current estimated net sales proceeds from pending offers. Under an income-based approach, we utilize various assumptions requiring judgment, including projected future cash flows, discount rates, and capitalization rates. Our estimates of projected future cash flows are based on historical data, various internal estimates, and a variety of external sources, which are primarily Level Three assumptions, and are developed as part of our routine, long-term planning process. For certain reporting units, we apply a weighting of an income-based approach and a market-based approach, which utilizes the guideline public companies method and is based on earnings multiple data derived from publicly traded peer group companies. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we recognize an impairment charge in asset impairments on our consolidated statements of income (loss) based on the amount by which the carrying value of the reporting unit exceeded the fair value, limited to the carrying amount of goodwill. For additional information about goodwill, see Note 9.
Indefinite-Lived Intangible Assets—We have certain brand and other indefinite-lived intangible assets that were acquired through various business combinations. At the time of each acquisition, fair value was estimated using a relief from royalty method.
We evaluate indefinite-lived intangible assets for impairment annually during the fourth quarter of each year using balances at October 1 and at interim dates if indicators of impairment exist. We use the relief from royalty method to estimate the fair value. When determining fair value, we utilize internally-developed discounted future cash flow models and third-party valuation specialist models, which include various assumptions requiring judgment, including projected future cash flows, discount rates, and market royalty rates that are primarily Level Three assumptions. Our estimates of projected cash flows are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we recognize an impairment charge in asset impairments on our consolidated statements of income (loss). For additional information about indefinite-lived intangible assets, see Note 9.
Guarantees—We enter into performance guarantees related to certain hotels we manage. We also enter into debt repayment guarantees with respect to certain unconsolidated hospitality ventures and certain managed or franchised hotels. We record a liability for the fair value of these guarantees at their inception date. In order to estimate the fair value, we use scenario-based weighting, which utilizes a Monte Carlo simulation to model the probability of possible outcomes. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, volatility, hotel operating results, and hotel property sales prices, which are primarily Level Three assumptions. The fair value is not revalued due to future changes in assumptions. The corresponding offset depends on the circumstances in which the guarantee was issued and is recorded to equity method investments, other assets, or expenses. We amortize the liability for the fair value of a guarantee into income over the term of the guarantee using a systematic and rational, risk-based approach. Guarantees related to our managed or franchised hotels and our unconsolidated hospitality ventures are amortized into income in other income (loss), net and in equity earnings (losses) from unconsolidated hospitality ventures, respectively, on our consolidated statements of income (loss).
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
The value of the RSUs is determined using the fair value of our common stock at the grant date based on the closing stock price of our Class A common stock. Awards are generally settled as each individual tranche vests under the relevant agreements. We recognize compensation expense over the requisite service period of the individual grant, which is generally a vesting period of one to four years, unless the employee meets retirement eligibility criteria resulting in immediate recognition. We recognize the effect of forfeitures as they occur.
Under certain circumstances, we have issued time-vested RSUs with performance requirements, which vest based on the satisfaction of a continued employment requirement and the attainment of specified performance-vesting conditions that are established annually and eligible to be earned in tranches. Generally, these RSUs fully vest and settle in Class A common stock to the extent performance requirements for the applicable tranche are achieved and if the requisite service period, which is generally three to five years, is satisfied. The value of the RSUs is determined using the fair value of our common stock at the grant date based on the closing stock price of our Class A common stock. Due to the fact that the performance conditions are established annually, each tranche typically has its own grant date. We did not issue any such RSUs during the years ended December 31, 2022 and December 31, 2021. At December 31, 2022, 56,000 approved RSUs have not yet met the grant date criteria and therefore, are not deemed granted.
•PSUs—PSUs vest and are settled in Class A common stock based on the performance of the Company through the end of the applicable performance period relative to the applicable performance target and are generally subject to a continued employment requirement through the applicable performance period. The PSUs are eligible to vest at the end of the performance period only to the extent the performance threshold is met and continued service requirements are satisfied; there is no interim performance metric, except in the case of certain change in control transactions.
The value of the PSUs is determined using the fair value of our common stock at the grant date based on the closing stock price of our Class A common stock. PSUs may include a relative total shareholder return ("TSR") modifier to determine the number of shares earned at the end of the performance period. Under the supervision of management, independent third-party valuation specialists estimate the fair value of the PSUs that include the TSR modifier using a Monte Carlo simulation to model the probability of possible outcomes.
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
The program invests amounts received from the participating properties and third-party loyalty alliances in marketable securities, which are included in other current and long-term assets on our consolidated balance sheets (see Note 4). Deferred revenues related to the loyalty program are classified as current and long-term contract liabilities on our consolidated balance sheets (see Note 3). The costs of administering the loyalty program, including the estimated cost of award redemption, are charged to the participating properties and third-party loyalty alliances based on members' qualified expenditures.
Advertising Costs—We expense costs to produce advertising in the period incurred and costs to communicate advertising as the communication occurs. Advertising costs are generally reimbursed by our third-party owners and franchisees and are recognized in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our consolidated statements of income (loss). Certain advertising costs associated with our Apple Leisure Group segment are not reimbursable. During the years ended December 31, 2022 and December 31, 2021, we recognized approximately $67 million and $13 million, respectively, of advertising costs related to ALG in distribution and destination management expenses on our consolidated statements of income (loss). During the year ended December 31, 2020, we did not recognize advertising costs related to ALG as it was prior to the ALG Acquisition.
Government Assistance—We receive government subsidies, primarily in the form of cash, related to expenses such as salaries, wages, and taxes. The subsidies are recorded when there is reasonable assurance the conditions of the subsidies will be met and the subsidies will be received. The subsidies are recognized as a benefit against the related expense on our consolidated statements of income (loss) over the period that the subsidies are intended to compensate. Our subsidies primarily relate to the CARES Act and the American Rescue Plan Act of 2021 ("ARPA"). The CARES Act, enacted in March 2020, as well as subsequently enacted legislation, including ARPA, provided economic support due to the COVID-19 pandemic. The CARES Act included an employee retention credit, which is a refundable tax credit against certain employment taxes (see Note 14). ARPA provided a refundable subsidy tax credit to employers to offset the costs of COBRA coverage for certain qualified employees from April 1, 2021 through September 30, 2021. During the year ended December 31, 2022, we received $6 million of government assistance related to these programs in the form of cash. The benefit from the government subsidies was primarily recognized against the related expenses in prior periods. At December 31, 2022, we had $26 million related to these programs recorded in receivables, net on our consolidated balance sheet.
Adopted Accounting Standards
Government Assistance—In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2021-10 ("ASU 2021-10"), Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires annual disclosures that are expected to increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity's financial statements. The provisions of ASU 2021-10 are effective for fiscal years beginning after December 31, 2021, and we adopted ASU 2021-10 on January 1, 2022 utilizing a prospective approach. ASU 2021-10 did not materially impact our consolidated financial statements. For additional information about government assistance, see our accounting policy discussed above.
Future Adoption of Accounting Standards
Reference Rate Reform—In March 2020, the FASB issued Accounting Standards Update No. 2020-04 ("ASU 2020-04"), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions that we can elect to adopt, subject to meeting certain criteria, regarding contract modifications, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued Accounting Standards Update No. 2022-06 ("ASU 2022-06"), Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 was effective upon issuance and defers the sunset date of Topic 848 by two years, extending the provisions of ASU 2020-04 through December 31, 2024. We are currently assessing the impact of adopting ASU 2020-04.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
The following tables present our revenues disaggregated by the nature of the product or service:

	Year Ended December 31, 2022
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Apple Leisure Group	Corporate and other	Eliminations	Total
Rooms revenues	$780	$—	$—	$—	$20	$—	$(28)	$772
Food and beverage	305	—	—	—	—	—	—	305
Other	157	—	—	—	1	—	—	158
Owned and leased hotels	1,242	—	—	—	21	—	(28)	1,235
Base management fees	—	225	39	40	52	—	(37)	319
Incentive management fees	—	64	34	39	68	—	(13)	192
Franchise, license, and other fees	—	190	12	19	26	50	—	297
Management, franchise, license, and other fees	—	479	85	98	146	50	(50)	808
Contra revenue	—	(24)	(2)	(4)	(1)	—	—	(31)
Net management, franchise, license, and other fees	—	455	83	94	145	50	(50)	777
Distribution and destination management	—	—	—	—	986	—	—	986
Other revenues	—	119	—	—	137	15	2	273
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	2,271	138	97	114	—	—	2,620
Total	$1,242	$2,845	$221	$191	$1,403	$65	$(76)	$5,891

	Year Ended December 31, 2021
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Apple Leisure Group	Corporate and other	Eliminations	Total
Rooms revenues	$519	$—	$—	$—	$—	$—	$(17)	$502
Food and beverage	196	—	—	—	—	—	—	196
Other	140	—	—	—	—	—	—	140
Owned and leased hotels	855	—	—	—	—	—	(17)	838
Base management fees	—	130	37	22	5	—	(25)	169
Incentive management fees	—	19	21	15	10	—	(7)	58
Franchise, license, and other fees	—	128	14	6	6	37	—	191
Management, franchise, license, and other fees	—	277	72	43	21	37	(32)	418
Contra revenue	—	(19)	(4)	(12)	—	—	—	(35)
Net management, franchise, license, and other fees	—	258	68	31	21	37	(32)	383
Distribution and destination management	—	—	—	—	115	—	—	115
Other revenues	—	84	—	—	19	4	2	109
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1,410	96	66	11	—	—	1,583
Total	$855	$1,752	$164	$97	$166	$41	$(47)	$3,028

	Year Ended December 31, 2020
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$283	$—	$—	$—	$—	$(12)	$271
Food and beverage	148	—	—	—	—	—	148
Other	94	—	—	—	—	—	94
Owned and leased hotels	525	—	—	—	—	(12)	513
Base management fees	—	72	26	13	—	(15)	96
Incentive management fees	—	4	14	5	—	(1)	22
Franchise, license, and other fees	—	76	21	5	19	—	121
Management, franchise, license, and other fees	—	152	61	23	19	(16)	239
Contra revenue	—	(18)	(2)	(10)	—	—	(30)
Net management, franchise, license, and other fees	—	134	59	13	19	(16)	209
Other revenues	—	42	—	—	15	1	58
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1,152	75	55	4	—	1,286
Total	$525	$1,328	$134	$68	$38	$(27)	$2,066

Contract Balances
Contract assets were insignificant at December 31, 2022 and December 31, 2021.
Contract liabilities were comprised of the following:

	December 31, 2022	December 31, 2021
Deferred revenue related to the paid membership program	$1,013	$833
Deferred revenue related to the loyalty program	928	814
Deferred revenue related to travel distribution and destination management services	732	629
Deferred revenue related to insurance programs	66	52
Advanced deposits	61	61
Initial fees received from franchise owners	45	42
Other deferred revenue	88	96
Total contract liabilities	$2,933	$2,527
Revenue recognized during the years ended December 31, 2022 and December 31, 2021 included in the contract liabilities balance at the beginning of each year was $947 million and $289 million, respectively. This revenue primarily relates to travel distribution and destination management services, the loyalty program, and the Unlimited Vacation Club paid membership program.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $470 million at December 31, 2022, approximately 20% of which we expect to recognize over the next 12 months, with the remainder to be recognized thereafter.
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
Equity Method Investments
Equity method investments were $178 million and $216 million at December 31, 2022 and December 31, 2021, respectively, and are primarily recorded on our owned and leased hotels segment.

The carrying values and ownership interests of our investments in unconsolidated hospitality ventures accounted for under the equity method were as follows:

Investee	Existing or future hotel property	Ownership interest	Carrying value
			December 31, 2022	December 31, 2021
Hyatt of Baja, S. de. R.L. de C.V.	Park Hyatt Los Cabos	50.0%	59	54
HP Boston Partners, LLC	Hyatt Place Boston / Seaport District	50.0%	25	27
Hotel am Belvedere Holding GmbH & Co KG	Andaz Vienna Am Belvedere	50.0%	15	18
HC Lenox JV LLC	Hyatt Centric Buckhead Atlanta	50.0%	11	15
H.E. Philadelphia HC Hotel, L.L.C.	Hyatt Centric Center City Philadelphia	42.3%	11	14
HRM HoldCo, LLC	Hyatt Regency Miami	50.0%	10	11
CBR HCN, LLC	Hyatt Centric Downtown Nashville	40.0%	8	13
Desarrolladora Hotelera Acueducto, S. de R.L. de C.V.	Hyatt Regency Andares Guadalajara	—%	—	13
Juniper Hotels Private Limited	Hyatt Regency Ahmedabad, Andaz Delhi, Grand Hyatt Mumbai Hotel & Residences	50.0%	—	10
Other	Various		39	41
Total equity method investments			$178	$216
During the year ended December 31, 2022, we had the following activity:
•We received $23 million of proceeds related to the sale of our ownership interest in an equity method investment and recognized a $4 million pre-tax gain in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income (loss), net of a $5 million reclassification from accumulated other comprehensive loss (see Note 16).
•An equity method investment, in which we hold an ownership interest, sold the underlying hotel to a third party, and we received $16 million of proceeds. We recognized a $15 million net gain in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income (loss).
During the year ended December 31, 2021, we had the following activity:
•We received $83 million of sales proceeds and recognized $31 million of net gains in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income (loss) resulting from sales activity related to certain equity method investments within our owned and leased hotels segment.
•We purchased our hospitality venture partner's interest in the entities that own Grand Hyatt São Paulo for $6 million of cash, and we repaid the $78 million third-party mortgage loan on the property. We recognized a $69 million pre-tax gain in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income (loss) (see Note 7).
During the year ended December 31, 2020, we had no significant sales activity.
Marketable Securities
We hold marketable securities with readily determinable fair values to fund certain operating programs and for investment purposes. We periodically transfer available cash and cash equivalents to purchase marketable securities for investment purposes.

Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value on our consolidated balance sheets, were as follows:

	December 31, 2022	December 31, 2021
Loyalty program (Note 10)	$728	$601
Deferred compensation plans held in rabbi trusts (Note 10 and Note 13)	420	543
Captive insurance company (Note 10)	110	148
Total marketable securities held to fund operating programs	$1,258	$1,292
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents and short-term investments	(339)	(173)
Marketable securities held to fund operating programs included in other assets	$919	$1,119
At December 31, 2022 and December 31, 2021, marketable securities held to fund operating programs included:
•$174 million and $141 million, respectively, of AFS debt securities with contractual maturity dates ranging from 2023 through 2069. The amortized cost of our AFS debt securities approximates fair value;
•$138 million and $4 million, respectively, of time deposits classified as HTM debt securities with contractual maturity dates ranging from 2023 through 2026. The amortized cost of our time deposits approximates fair value;
•$62 million and $89 million, respectively, of equity securities with a readily determinable fair value.
Net unrealized and realized gains (losses) from marketable securities held to fund operating programs recognized on our consolidated financial statements were as follows:

	Year Ended December 31,
	2022	2021	2020
Unrealized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$(89)	$(7)	$24
Other income (loss), net (Note 21)	(37)	(11)	17
Other comprehensive income (loss) (Note 16)	(14)	(2)	—

Realized gains, net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$14	$50	$36
Other income (loss), net (Note 21)	—	2	6
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at cost or fair value, depending on the nature of the investment, on our consolidated balance sheets, were as follows:

	December 31, 2022	December 31, 2021
Interest-bearing money market funds	$430	$231
Common shares in Playa N.V. (Note 10)	79	97
Time deposits (1)	10	255
Total marketable securities held for investment purposes	$519	$583
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(440)	(486)
Marketable securities held for investment purposes included in other assets	$79	$97
(1) Time deposits have contractual maturity dates in 2023.
We hold common shares in Playa Hotels & Resorts N.V. ("Playa N.V."), which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. We did not sell any shares of common stock during the years ended December 31, 2022 or December 31, 2021. Net unrealized gains (losses) recognized on our consolidated statements of income (loss) were as follows:

	Year Ended December 31,
	2022	2021	2020
Other income (loss), net (Note 21)	$(18)	$25	$(30)
Fair Value—We measure marketable securities at fair value on a recurring basis:

	December 31, 2022	Cash and cash equivalents	Short-term investments	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$620	$620	$—	$—
Mutual funds	482	—	—	482
Common shares in Playa N.V.	79	—	—	79
Level Two - Significant Other Observable Inputs
Time deposits	148	1	145	2
U.S. government obligations	237	—	3	234
U.S. government agencies	55	—	8	47
Corporate debt securities	109	—	2	107
Mortgage-backed securities	21	—	—	21
Asset-backed securities	21	—	—	21
Municipal and provincial notes and bonds	5	—	—	5
Total	$1,777	$621	$158	$998

	December 31, 2021	Cash and cash equivalents	Short-term investments	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$397	$397	$—	$—
Mutual funds	632	—	—	632
Common shares in Playa N.V.	97	—	—	97
Level Two - Significant Other Observable Inputs
Time deposits	259	35	221	3
U.S. government obligations	235	—	—	235
U.S. government agencies	58	—	—	58
Corporate debt securities	137	—	6	131
Mortgage-backed securities	24	—	—	24
Asset-backed securities	28	—	—	28
Municipal and provincial notes and bonds	8	—	—	8
Total	$1,875	$432	$227	$1,216
During the years ended December 31, 2022 and December 31, 2021, there were no transfers between levels of the fair value hierarchy.

Other Investments
HTM Debt Securities—We also hold investments in third-party entities associated with certain of our hotels. The investments are redeemable on various dates through 2062 and recorded as HTM debt securities within other assets on our consolidated balance sheets:

	December 31, 2022	December 31, 2021
HTM debt securities	$96	$91
Less: allowance for credit losses	(31)	(38)
Total HTM debt securities, net of allowances	$65	$53
The following table summarizes the activity in our HTM debt securities allowance for credit losses:

	2022	2021
Allowance at January 1	$38	$21
Provisions (reversals), net (1)	(7)	19
Write-offs	—	(2)
Allowance at December 31	$31	$38
(1) Provisions for credit losses were partially or fully offset by interest income recognized in the same periods (see Note 21).
We estimated the fair value of HTM debt securities to be approximately $81 million and $77 million at December 31, 2022 and December 31, 2021, respectively. The fair values of our investments in preferred shares, which are classified as Level Three in the fair value hierarchy, are estimated using internally-developed discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value. The remaining HTM debt securities are classified as Level Two in the fair value hierarchy due to the use and weighting of multiple market inputs being considered in the final price of the security.
Equity Securities Without a Readily Determinable Fair Value—At both December 31, 2022 and December 31, 2021, we held $12 million of investments in equity securities without a readily determinable fair value, which are recorded within other assets on our consolidated balance sheets and represent investments in entities where we do not have the ability to significantly influence the operations of the entity.
5.    PROPERTY AND EQUIPMENT, NET

	December 31, 2022	December 31, 2021
Land	$557	$676
Buildings and improvements	2,658	3,065
Leasehold improvements	184	192
Furniture, equipment, and computers	1,136	1,186
Construction in progress	30	47
Property and equipment	4,565	5,166
Less: accumulated depreciation	(2,181)	(2,318)
Total property and equipment, net	$2,384	$2,848

	Year Ended December 31,
	2022	2021	2020
Depreciation expense	$216	$262	$283
During the years ended December 31, 2022 and December 31, 2021, we did not recognize any property and equipment impairment charges.
During the year ended December 31, 2020, the carrying values of certain property and equipment were in excess of fair values, which were determined to be Level Three fair value measurements, and we recognized $9 million of impairment charges in asset impairments on our consolidated statements of income (loss) within corporate and other.

6.    RECEIVABLES
Receivables
At December 31, 2022 and December 31, 2021, we had $834 million and $633 million of net receivables, respectively, recorded on our consolidated balance sheets.
The following table summarizes the activity in our receivables allowance for credit losses:

	2022	2021
Allowance at January 1	$53	$56
Provisions (reversals), net	20	4
Write-offs	(13)	(7)
Other	3	—
Allowance at December 31	$63	$53
Financing Receivables

	December 31, 2022	December 31, 2021
Unsecured financing to hotel owners	$120	$133
Less: current portion of financing receivables, included in receivables, net	(16)	(23)
Less: allowance for credit losses	(44)	(69)
Total long-term financing receivables, net of allowances	$60	$41
Allowance for Credit Losses—The following table summarizes the activity in our unsecured financing receivables allowance for credit losses:

	2022	2021
Allowance at January 1	$69	$114
Provisions (reversals), net	(9)	7
Write-offs (1)	(15)	(61)
Foreign currency exchange, net	(1)	(3)
Allowance on PCD assets acquired in the ALG Acquisition	—	12
Allowance at December 31	$44	$69
(1) The amount written off during the year ended December 31, 2022 primarily related to loans with a third-party that were sold. The amount written off during the year ended December 31, 2021 primarily related to a financing arrangement with a hotel owner, which was legally waived.
Credit Monitoring—Our unsecured financing receivables were as follows:

	December 31, 2022
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$118	$(43)	$75	$22
Other financing arrangements	2	(1)	1	1
Total unsecured financing receivables	$120	$(44)	$76	$23

	December 31, 2021
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$130	$(67)	$63	$47
Other financing arrangements	3	(2)	1	—
Total unsecured financing receivables	$133	$(69)	$64	$47

Fair Value—We estimated the fair value of financing receivables to be approximately $117 million and $88 million at December 31, 2022 and December 31, 2021, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using discounted future cash flow models. The principal inputs used are projected future cash flows and the discount rate, which is generally the effective interest rate of the loan.
7.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Hotel Irvine—During the year ended December 31, 2022, we acquired Hotel Irvine from an unrelated third party for $135 million, net of closing costs and proration adjustments. Upon completion of the asset acquisition, we recorded $135 million of property and equipment within our owned and leased hotels segment on our consolidated balance sheet.
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
We closed on the transaction on November 1, 2021 and paid $2,718 million of cash, inclusive of $39 million of purchase price adjustments for amounts due back to the seller that were recorded in accrued expenses and other current liabilities on our consolidated balance sheet at December 31, 2021 and paid during the year ended December 31, 2022.
Net assets acquired were determined as follows:

Cash paid, net of cash acquired	$2,718
Cash and cash equivalents acquired	460
Restricted cash acquired	16
Net assets acquired	$3,194
The acquisition includes (i) management and marketing services agreements for operating and pipeline hotels, primarily across Mexico, the Caribbean, Central America, and Europe, and brand names affiliated with ALG resorts; (ii) customer relationships and brand names related to ALG Vacations; and (iii) customer relationships and a brand name associated with the Unlimited Vacation Club paid membership program.
Our consolidated balance sheets at both December 31, 2022 and December 31, 2021 reflect estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired were estimated using either discounted future cash flow models or the relief from royalty method, both of which include revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three assumptions. The fair values of performance guarantee liabilities assumed were estimated using scenario-based weighting, which utilizes a Monte Carlo simulation to model the probability of possible outcomes. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, volatility, and hotel operating results as well as qualitative factors, which are primarily Level Three assumptions (see Note 15). The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
During the year ended December 31, 2022, the fair values of certain assets acquired and liabilities assumed were finalized. The measurement period adjustments primarily resulted from the refinement of certain assumptions, including contract terms, renewal periods, and useful lives, which affected the underlying cash flows in the valuation and were based on facts and circumstances that existed at the acquisition date. Measurement period adjustments recorded on our consolidated balance sheet at December 31, 2022 primarily include a $94 million increase in other long-term liabilities, largely due to performance guarantees (see Note 15); a $55 million decrease in intangibles, net; a $19 million decrease in long-term contract liabilities, and a $16 million decrease in property and equipment, net, all of which contributed to a corresponding $147 million increase to goodwill. We finalized the fair values of the assets acquired and liabilities assumed in the fourth quarter of 2022. During the year ended December 31, 2022, we recognized an increase of expenses of approximately $11 million on our consolidated statements of income (loss), primarily related to amortization, that would have been recognized during the year ended December 31, 2021, if the measurement period adjustments would have been made as of the acquisition date.

The following table summarizes the fair value of the identifiable net assets acquired recorded on the Apple Leisure Group segment:

Cash and cash equivalents	$460
Restricted cash	16
Receivables	168
Prepaids and other assets	69
Property and equipment	6
Financing receivables, net	19
Operating lease right-of-use assets	79
Goodwill (1)	2,824
Indefinite-lived intangibles (2)	491
Management agreement intangibles (3)	479
Customer relationships intangibles (4)	608
Other intangibles	15
Other assets	30
Total assets acquired	$5,264

Accounts payable	$255
Accrued expenses and other current liabilities	98
Current contract liabilities (5)	638
Accrued compensation and benefits	49
Current operating lease liabilities	8
Long-term contract liabilities (5)	719
Long-term operating lease liabilities	71
Other long-term liabilities	232
Total liabilities assumed	$2,070
Total net assets acquired attributable to Hyatt Hotels Corporation	$3,194
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
Following the acquisition date, the operating results of ALG were recognized in our consolidated statements of income (loss). For the period from the acquisition date through December 31, 2021, total revenues attributable to ALG were $166 million and the net loss attributable to ALG was $28 million, which included $22 million of amortization expense recognized related to the acquired definite-lived intangibles assets.
We recognized $45 million of transaction costs, primarily related to regulatory, financial advisory, and legal fees, in other income (loss), net on our consolidated statements of income (loss) during the year ended December 31, 2021 (see Note 21).
Unaudited Pro Forma Combined Financial Information
The following table presents the unaudited pro forma combined results of Hyatt and ALG as if the ALG Acquisition had occurred on January 1, 2020:

	Year Ended December 31,
	2021	2020
Total revenues	3,732	$2,515
Net loss	(277)	(1,662)

The unaudited pro forma combined financial information was based on the historical financial information of Hyatt and ALG and includes (i) incremental amortization expense to be incurred based on the final fair values of the identifiable intangible assets acquired; (ii) additional interest expense associated with the senior notes issuance to finance the acquisition (see Note 11); (iii) transaction incentive compensation expense and equity-based compensation expense due to change in control provisions; (iv) the elimination of expenses related to deferred cost assets that were not separately recorded as a part of our purchase price allocation; and (v) the reclassification of various expenses, primarily transaction costs incurred, during the year ended December 31, 2021 to the year ended December 31, 2020; and (vi) the assumption that Accounting Standards Update No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, was effective beginning January 1, 2020. The unaudited pro forma combined financial information does not necessarily reflect what the combined company's financial condition or results of operations would have been had the transaction and the related financing occurred on the dates indicated. The unaudited pro forma financial statements also may not be useful in predicting the future financial condition and results of operations of the combined company following the transaction. In addition, the unaudited pro forma combined financial information does not give effect to any cost savings, operating synergies or revenue synergies that may result from the transaction, or the costs to achieve any such synergies.
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
Dispositions
Hyatt Regency Greenwich—During the year ended December 31, 2022, we sold Hyatt Regency Greenwich to an unrelated third party for approximately $38 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $14 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2022. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Mainz—During the year ended December 31, 2022, we sold the share of the entity that is the operating lessee of Hyatt Regency Mainz to an unrelated third party for a nominal amount, net of closing costs, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term franchise agreement for the property. The sale resulted in an insignificant pre-tax loss, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during year ended December 31, 2022. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
The Confidante Miami Beach—During the year ended December 31, 2022, we sold The Confidante Miami Beach to an unrelated third party for approximately $227 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $24 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2022. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
The Driskill—During the year ended December 31, 2022, we sold The Driskill to an unrelated third party for approximately $119 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $51 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2022. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Grand Hyatt San Antonio River Walk—During the year ended December 31, 2022, we sold Grand Hyatt San Antonio River Walk to an unrelated third party and accounted for the transaction as an asset disposition. We received approximately $109 million of cash consideration, net of closing costs; a $19 million HTM debt security as additional consideration; and $18 million from the release of restricted cash held for debt service related to the Series 2005 Bonds. At the time of sale, we had $166 million of outstanding debt related to the Series 2005 Bonds, inclusive of accrued interest and net of $4 million of unamortized discounts, which was legally defeased in conjunction with the sale (see Note 11). Upon sale, we entered into a long-term management agreement for the property.
The sale resulted in a $137 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2022. In connection with the disposition, we recognized a $7 million goodwill impairment charge in asset impairments on our consolidated statements of income (loss) during the year ended December 31, 2022 (see Note 9). The assets disposed represented the entirety of the reporting unit and therefore, no business operations remained to support the related goodwill, which was therefore impaired. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Indian Wells Resort & Spa—During the year ended December 31, 2022, we sold Hyatt Regency Indian Wells Resort & Spa to an unrelated third party for approximately $136 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $40 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2022. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
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
Hyatt Regency Baku—During the year ended December 31, 2020, we sold shares of the entities which own Hyatt Regency Baku to an unrelated third party for approximately $11 million, net of $4 million of cash disposed, closing costs, and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $30 million pre-tax loss, including the reclassification of $24 million of currency translation losses from accumulated other comprehensive loss, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2020. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
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
Land—During the year ended December 31, 2020, we sold land and construction in progress to an unrelated third party for a nominal amount and accounted for the transaction as an asset disposition. The sale resulted in a $3 million pre-tax loss, including the reclassification of $1 million of currency translation losses from accumulated other comprehensive loss, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2020.
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

8.    LEASES
Lessee
A summary of operating lease expense, net of insignificant sublease income, is as follows:

	Year Ended December 31,
	2022	2021	2020
Minimum rentals	$44	$41	$45
Contingent rentals	111	71	38
Total operating lease expense	$155	$112	$83
Total lease expense related to short-term leases and finance leases was insignificant for the years ended December 31, 2022, December 31, 2021, and December 31, 2020.
Supplemental balance sheet information related to finance leases is as follows:

	December 31, 2022	December 31, 2021
Property and equipment, net (1)	$6	$6

Current maturities of long-term debt	$2	$1
Long-term debt	5	6
Total finance lease liabilities	$7	$7
(1) Finance lease assets are net of $16 million and $15 million of accumulated amortization at December 31, 2022 and December 31, 2021, respectively.
Weighted-average remaining lease terms and discount rates were as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term in years
Operating leases (1)	15	19
Finance leases	4	5

Weighted-average discount rate
Operating leases	3.6%	3.8%
Finance leases	1.0%	0.6%
(1) Certain of our hotel and land leases have nominal or contingent rental payments and are excluded from the weighted-average remaining lease term calculation resulting in a lower weighted-average term.
The maturities of lease liabilities for the next five years and thereafter are as follows:

Year ending December 31,	Operating leases (1)	Finance leases
2023	$48	$2
2024	46	2
2025	39	2
2026	34	2
2027	31	—
Thereafter	231	—
Total minimum lease payments	$429	$8
Less: amount representing interest	(92)	(1)
Present value of minimum lease payments	$337	$7
(1) Operating lease payments have not been reduced by $17 million of future sublease receipts.

Lessor—We lease retail space under operating leases at certain of our owned hotels. Rental payments are primarily fixed with certain variable payments based on a contractual percentage of revenues. We recognized rental income within owned and leased hotels revenues on our consolidated statements of income (loss) as follows:

	Year Ended December 31,
	2022	2021	2020
Rental income	$12	$13	$16
The future minimum lease receipts scheduled to be received for the next five years and thereafter are as follows:

Year Ending December 31,
2023	$10
2024	6
2025	5
2026	4
2027	4
Thereafter	3
Total minimum lease receipts	$32
9.    GOODWILL AND INTANGIBLE ASSETS, NET

	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Apple Leisure Group	Corporate and other	Total
Balance at January 1, 2021
Goodwill	$210	$232	$—	$—	$—	$4	$446
Accumulated impairment losses	(154)	—	—	—	—	(4)	(158)
Goodwill, net	$56	$232	$—	$—	$—	$—	$288
Activity during the year
Additions	—	—	—	—	2,677	—	2,677
Balance at December 31, 2021
Goodwill	210	232	—	—	2,677	4	3,123
Accumulated impairment losses	(154)	—	—	—	—	(4)	(158)
Goodwill, net	$56	$232	$—	$—	$2,677	$—	$2,965
Activity during the year
Impairment losses	(7)	—	—	—	—	—	(7)
Measurement period adjustments (Note 7)	—	—	—	—	147	—	147
Foreign currency translation adjustments	—	—	—	—	(4)	—	(4)
Balance at December 31, 2022
Goodwill	210	232	—	—	2,820	4	3,266
Accumulated impairment losses	(161)	—	—	—	—	(4)	(165)
Goodwill, net	$49	$232	$—	$—	$2,820	$—	$3,101
During the year ended December 31, 2022, we sold Grand Hyatt San Antonio River Walk to an unrelated third party and accounted for the transaction as an asset disposition. In connection with the sale, we recognized a $7 million goodwill impairment charge in asset impairments on our consolidated statements of income (loss) within our owned and leased hotels segment (see Note 7).
During the year ended December 31, 2021, we did not recognize any goodwill impairment charges.

During the year ended December 31, 2020, we determined that the carrying values of two reporting units were in excess of fair values, which were Level Three fair value measurements, and we recognized $38 million of goodwill impairment charges in asset impairments on our consolidated statements of income (loss) within our owned and leased hotels segment.

	December 31, 2022	Weighted-average useful lives in years	December 31, 2021
Management and franchise agreement intangibles	$786	14	$835
Brand and other indefinite-lived intangibles	593	—	646
Customer relationships intangibles	608	8	586
Other intangibles	22	5	58
Intangibles	2,009		2,125
Less: accumulated amortization	(341)		(148)
Intangibles, net	$1,668		$1,977

	Year Ended December 31,
	2022	2021	2020
Amortization expense	$210	$48	$27
We estimate amortization expense for definite-lived intangibles for the next five years and thereafter as follows:

Year Ending December 31,
2023	$169
2024	153
2025	132
2026	103
2027	92
Thereafter	426
Total amortization expense	$1,075
During the year ended December 31, 2022, we recognized $21 million of impairment charges related to brand and other indefinite-lived intangibles, as we determined the carrying values of certain brand intangibles were in excess of fair values, and $10 million of impairment charges related to management and franchise agreement intangibles, primarily as a result of contract terminations. The impairment charges were recognized in asset impairments on our consolidated statements of income (loss), primarily within our Apple Leisure Group segment. The judgments and assumptions used in determining the impairment charges are classified as Level Three in the fair value hierarchy.
During the years ended December 31, 2021 and December 31, 2020, we recognized $8 million and $14 million of impairment charges, respectively, related to management and franchise agreement intangibles and brand and other indefinite-lived intangibles, primarily as a result of contract terminations. The impairment charges were recognized in asset impairments on our consolidated statements of income (loss), primarily within our Americas management and franchising segment. The judgments and assumptions used in determining the impairment charges are classified as Level Three in the fair value hierarchy.

10.    OTHER ASSETS

	December 31, 2022	December 31, 2021
Management and franchise agreement assets constituting payments to customers (1)	$699	$571
Marketable securities held to fund rabbi trusts (Note 4)	420	543
Marketable securities held to fund the loyalty program (Note 4)	406	439
Deferred costs related to the paid membership program	106	14
Marketable securities held for captive insurance company (Note 4)	93	137
Common shares in Playa N.V. (Note 4)	79	97
Long-term investments (Note 4)	77	65
Long-term restricted cash	37	48
Other	112	120
Total other assets	$2,029	$2,034
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.
11.    DEBT

	December 31, 2022	December 31, 2021
$300 million senior unsecured notes maturing in 2023—floating rate notes	$—	$300
$350 million senior unsecured notes maturing in 2023—3.375%	—	350
$700 million senior unsecured notes maturing in 2023—1.300%	656	700
$750 million senior unsecured notes maturing in 2024—1.800%	746	750
$450 million senior unsecured notes maturing in 2025—5.375%	450	450
$400 million senior unsecured notes maturing in 2026—4.850%	400	400
$400 million senior unsecured notes maturing in 2028—4.375%	399	400
$450 million senior unsecured notes maturing in 2030—5.750%	440	450
Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A	—	130
Contract Revenue Bonds, Senior Taxable Series 2005B	—	38
Floating average rate loan	29	31
Other	1	1
Total debt before finance lease obligations	3,121	4,000
Finance lease obligations	7	7
Total debt	3,128	4,007
Less: current maturities	(660)	(10)
Less: unamortized discounts and deferred financing fees (1)	(15)	(29)
Total long-term debt	$2,453	$3,968
(1) Includes $2 million of unamortized discounts and deferred financing fees related to current maturities at December 31, 2022.
Under existing agreements, maturities of debt for the next five years and thereafter are as follows:

Year Ending December 31,
2023	$662
2024	752
2025	455
2026	405
2027	4
Thereafter	850
Total maturities of debt	$3,128
Senior Notes—At December 31, 2022 and December 31, 2021, we had unsecured Senior Notes as further described below. Interest on the outstanding Senior Notes is payable semi-annually. We may redeem all or a portion of the Senior Notes at any time at 100% of the principal amount of the Senior Notes redeemed together with the accrued and unpaid interest, plus a make-whole amount, if any. The amount of any make-whole payment depends, in part, on the yield of U.S. Treasury securities with a comparable maturity to the Senior Notes at the date of redemption. A summary of the terms of our outstanding Senior Notes, by year of issuance, is as follows:
•In 2011, we issued $250 million of 5.375% senior notes due 2021 at an issue price of 99.846% (the "2021 Notes"). During the year ended December 31, 2021, we redeemed all of our outstanding 2021 Notes, as described below.
•In 2013, we issued $350 million of 3.375% senior notes due 2023 at an issue price of 99.498% (the "2023 Notes"). During the year ended December 31, 2022, we redeemed all of our outstanding 2023 Notes, as described below.
•In 2016, we issued $400 million of 4.850% senior notes due 2026 at an issue price of 99.920% (the "2026 Notes").
•In 2018, we issued $400 million of 4.375% senior notes due 2028 at an issue price of 99.866% (the "2028 Notes").
•In 2020, we issued $750 million of three-month LIBOR plus 3.000% senior notes due 2022 (the "2022 Notes"), $450 million of 5.375% senior notes due 2025 (the "2025 Notes"), and $450 million of 5.750% senior notes due 2030 (the "2030 Notes"). We received approximately $1,635 million of net proceeds from the sale, after deducting $15 million of underwriting discounts and other offering expenses. We used a portion of the proceeds from these issuances to repay all outstanding borrowings on our revolving credit facility and settle the outstanding interest rate locks, and we used the remainder for general corporate purposes. During the year ended December 31, 2021, we redeemed all of our outstanding 2022 Notes, as described below.
•In 2021, we issued $700 million of 1.300% senior notes due 2023 at an issue price of 99.941% (the "2023 Fixed Rate Notes"), $300 million of floating rate senior notes due 2023 (the "2023 Floating Rate Notes"), and $750 million of 1.800% senior notes due 2024 at an issue price of 99.994% (the "2024 Fixed Rate Notes"). We received approximately $1,738 million of net proceeds, after deducting $11 million of underwriting discounts and other offering expenses. We used the net proceeds from the senior notes issuance to fund a portion of the purchase price for the ALG Acquisition, redeem the 2022 Notes, and pay fees and expenses related to the senior notes issuance. During the year ended December 31, 2022, we redeemed all of our outstanding 2023 Floating Rate Notes, as described below.
Senior Notes Redemptions, Repayments, and Repurchases—During the year ended December 31, 2022, we redeemed the 2023 Floating Rate Notes, of which there was $300 million of aggregate principal outstanding, at a redemption price of approximately $302 million, which was calculated in accordance with the terms of the 2023 Floating Rate Notes and included principal and $2 million of accrued interest. We also redeemed the 2023 Notes, of which there was $350 million of aggregate principal outstanding, at a redemption price of approximately $353 million, which was calculated in accordance with the terms of the 2023 Notes and included principal and $3 million of accrued interest. Additionally, we paid approximately $58 million to repurchase $44 million of principal on the 2023 Fixed Rate Notes, $4 million of principal on the 2024 Fixed Rate Notes, $1 million of principal on the 2028 Notes, and $10 million of principal on the 2030 Notes in privately negotiated, open market transactions. During the year ended December 31, 2022, we incurred an insignificant net loss on extinguishment of debt recognized in other income (loss), net on our consolidated statements of income (loss) related to this activity (see Note 21).
During the year ended December 31, 2021, we repaid the outstanding 2021 Notes at maturity for approximately $257 million, inclusive of $7 million of accrued interest. We also redeemed the 2022 Notes, of which there was $750 million of aggregate principal outstanding, at a redemption price of approximately $753 million, which was calculated in accordance with the terms of the 2022 Notes and included principal and $3 million of accrued interest. The $2 million loss on extinguishment of debt was recognized in other income (loss), net on our consolidated statements of income (loss) (see Note 21).
Series 2005 Bonds—During the year ended December 31, 2022, the Series 2005 Bonds were legally defeased in conjunction with the sale of Grand Hyatt San Antonio River Walk (see Note 7). The Series 2005 Bonds had $166 million outstanding prior to defeasance, inclusive of accrued interest and net of $4 million of unamortized discounts, and we recognized an $8 million loss on extinguishment of debt related to restricted cash utilized to defease the debt. The loss was recognized in other income (loss), net on our consolidated statements of income (loss) during the year ended December 31, 2022 (see Note 21).
Floating Average Rate Loan—During the year ended December 31, 2012, we obtained a secured construction loan with Banco Nacional de Desenvolvimento Econômico e Social - BNDES ("BNDES") in order to develop Grand Hyatt Rio de Janeiro. The loan is split into four separate sub-loans, each with different interest rates. Sub-loans (a) and (b) mature in 2031 and sub-loans (c) and (d) mature in 2023. Borrowings under the four sub-loans bear interest at the following rates, depending on the applicable sub-loan: (a) and (b) the Brazilian Long Term Interest Rate - TJLP plus 2.02%, (c) 2.5%, and (d) the Brazilian Long Term Interest Rate - TJLP. On sub-loans (a), (b), and (d), when the TJLP rate exceeds 6%, the amount corresponding to the TJLP portion above 6% is required to be capitalized daily. At December 31, 2022, the weighted-average interest rates for the sub-loans we have drawn upon is 8.02%. At December 31, 2022 and December 31, 2021, we had Brazilian Real ("BRL") 154 million, or $29 million, and BRL 173 million, or $31 million, outstanding, respectively.
Revolving Credit Facility—During the year ended December 31, 2022, we entered into a credit agreement with a syndicate of lenders that provides for a $1.5 billion senior unsecured revolving credit facility that matures in May 2027. The credit agreement refinanced and replaced in its entirety our Second Amended and Restated Credit Agreement dated January 6, 2014, as amended. The revolving credit facility provides for the making of revolving loans to us in U.S. dollars and, subject to a sublimit of $250 million, certain other currencies, and the issuance of up to $300 million of letters of credit for our own account or for the account of our subsidiaries. We have the option during the term of the revolving credit facility to increase the revolving credit facility by an aggregate amount of up to an additional $500 million provided that, among other things, new and/or existing lenders agree to provide commitments for the increased amount. We may prepay any outstanding aggregate principal amount, in whole or in part, at any time, subject to customary breakage costs and upon proper notice. The credit agreement contains customary affirmative, negative, and financial covenants; representations and warranties; and default provisions.
During the year ended December 31, 2022, we had no borrowings or repayments on our revolving credit facility or our prior revolving credit facility. During the year ended December 31, 2021, we had $210 million of borrowings and repayments on our prior revolving credit facility. The weighted-average interest rate on these borrowings was 1.80% at December 31, 2021. At December 31, 2022 and December 31, 2021, we had no balance outstanding. At December 31, 2022, we had $1,496 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding.
At December 31, 2022 and December 31, 2021, we had $263 million and $276 million, respectively, of letters of credit outstanding, excluding letters of credit outstanding that reduce our borrowing capacity under our revolving credit facility (see Note 15).
Fair Value—We estimated the fair value of debt, excluding finance leases, which consists of our Senior Notes and other long-term debt. Our Senior Notes are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. We estimated the fair value of other debt instruments using discounted cash flow analysis based on current market inputs for similar types of arrangements. Based on the lack of available market data, we have classified our revolving credit facility, as applicable, and other debt instruments as Level Three. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in our assumptions will result in different estimates of fair value.

	December 31, 2022
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$3,121	$3,006	$—	$2,976	$30
(1) Excludes $7 million of finance lease obligations and $15 million of unamortized discounts and deferred financing fees.

	December 31, 2021
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$4,000	$4,230	$—	$4,193	$37
(2) Excludes $7 million of finance lease obligations and $29 million of unamortized discounts and deferred financing fees.
12.    EMPLOYEE BENEFIT PLANS
Defined Benefit Plans—We sponsor supplemental executive retirement plans consisting of funded and unfunded defined benefit plans for certain former executives. Retirement benefits are based primarily on the former employees' salary, as defined, and are payable upon satisfaction of certain service and age requirements as defined by the plans. At December 31, 2022 and December 31, 2021, the accumulated benefit obligation related to the unfunded U.S. plan was $16 million and $21 million, respectively, of which $15 million and $20 million, respectively, was recorded as a long-term liability on our consolidated balance sheets. At December 31, 2022, we expect $1 million of benefits to be paid annually over the next 10 years.
Defined Contribution Plans—We provide retirement benefits to certain eligible employees under the Retirement Savings Plan (a qualified plan under Internal Revenue Code Section 401(k)), the FRP, and other similar plans. For the years ended December 31, 2022, December 31, 2021, and December 31, 2020, we recognized $38 million, $28 million, and $30 million, respectively, of expenses related to the Retirement Savings Plan based on a percentage of eligible employee contributions on stipulated amounts. The majority of these contributions relate to hotel property-level employees, which are reimbursable to us, and are recognized in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our consolidated statements of income (loss).
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
Employee Stock Purchase Program—We provide the ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code. The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock on a quarterly basis through payroll deductions at a price equal to 95% of the fair value on the last trading day of each quarter. We issued 60,543 shares and 46,311 shares under the ESPP during the years ended December 31, 2022 and December 31, 2021, respectively.
Seniority Premiums—We provide post-employment benefits to certain eligible employees in Mexico based on their seniority and the nature and timing of their departure as required by Mexican labor laws. At December 31, 2022 and December 31, 2021, we had $13 million and $8 million, respectively, of total liabilities related to the benefits, which included $10 million and $7 million recorded in other long-term liabilities (see Note 13) and $3 million and $1 million recorded in accrued expenses and other current liabilities, respectively, on our consolidated balance sheets.
13.    OTHER LONG-TERM LIABILITIES

	December 31, 2022	December 31, 2021
Deferred compensation plans funded by rabbi trusts (Note 4)	$420	$543
Income taxes payable	339	281
Guarantee liabilities (Note 15)	124	92
Deferred income taxes (Note 14)	72	93
Self-insurance liabilities (Note 15)	68	66
Other	54	64
Total other long-term liabilities	$1,077	$1,139
14.    TAXES
Our tax provision includes federal, state, local, and foreign income taxes.

	Year Ended December 31,
	2022	2021	2020
U.S. income (loss) before tax	$349	$14	$(694)
Foreign income (loss) before tax	14	30	(266)
Income (loss) before income taxes	$363	$44	$(960)

The provision (benefit) for income taxes from continuing operations was comprised of the following:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$100	$43	$(209)
State	10	10	8
Foreign	57	13	3
Total Current	$167	$66	$(198)
Deferred:
Federal	$(184)	$191	$(11)
State	(77)	—	(47)
Foreign	2	9	(1)
Total Deferred	$(259)	$200	$(59)
Total	$(92)	$266	$(257)
The following is a reconciliation of the statutory federal income tax rate to the effective tax rate from continuing operations:

	Year Ended December 31,
	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes—net of federal tax benefit	5.2	24.1	4.0
Impact of foreign operations (excluding unconsolidated hospitality ventures losses)	6.6	(37.0)	(2.3)
Change in valuation allowances	(58.6)	567.7	(1.6)
U.S. net operating loss carryback benefit at 35%	—	(4.1)	11.5
U.S. foreign tax credits valuation allowance	(4.7)	(18.6)	(2.3)
Foreign unconsolidated hospitality ventures	0.4	20.0	(1.0)
Tax contingencies	6.2	9.2	(2.1)
Other (1)	(1.3)	21.2	(0.4)
Effective income tax rate	(25.2)%	603.5%	26.8%
(1) Includes the impact of non-deductible transaction costs in 2022 and 2021 as a result of the ALG Acquisition (see Note 7).
Significant items affecting the 2022 effective tax rate include the impact of a $250 million non-cash benefit as a result of the release of a valuation allowance on U.S. federal and state deferred tax assets and U.S. foreign tax credit carryforwards, as discussed below. This benefit was partially offset by the impact of tax contingencies and the impact of foreign operations.
Significant items affecting the 2021 effective tax rate include the impact of a non-cash expense to record a valuation allowance on U.S. federal and state deferred tax assets and the state impact of U.S. operations. These expenses were offset by the release of a valuation allowance recorded on a portion of our U.S. foreign tax credit carryforwards expected to be utilized and the impact of foreign operations.
Significant items affecting the 2020 effective tax rate include the impact of U.S. net operating losses that were benefited at the 35% tax rate in accordance with the terms of the CARES Act and the state impact of U.S. operations. These benefits were offset by a $35 million valuation allowance recorded on foreign tax credit carryforwards and foreign net operating losses generated, which was not expected to be realized within the carryforward period, and the rate differential on foreign operations.
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

The components of the net deferred tax assets and deferred tax liabilities were comprised of the following:

	December 31, 2022	December 31, 2021
Deferred tax assets related to:
Loyalty program	$190	$155
Foreign net operating losses and credit carryforwards	146	181
Employee benefits	144	148
Long-term operating lease liabilities	94	90
Deferred revenues	91	79
Interest deduction limitations	66	58
Federal and state net operating losses and credit carryforwards	53	112
Allowance for uncollectible assets	26	28
Investments	18	10
Unrealized losses	14	13
Other	74	42
Valuation allowance	(262)	(478)
Total deferred tax assets	$654	$438
Deferred tax liabilities related to:
Intangibles	$(216)	$(231)
Operating lease ROU assets	(101)	(98)
Property and equipment	(95)	(128)
Investments	(24)	(23)
Prepaid expenses	(18)	(21)
Unrealized gains	(2)	(5)
Other	(13)	(11)
Total deferred tax liabilities	$(469)	$(517)
Net deferred tax assets (liabilities)	$185	$(79)
Recorded on our consolidated balance sheets as:
Deferred tax assets—noncurrent	$257	$14
Deferred tax liabilities—noncurrent	(72)	(93)
Total	$185	$(79)
A valuation allowance of $262 million and $478 million was recorded against our gross deferred tax asset balance at December 31, 2022 and December 31, 2021, respectively. For the year ended December 31, 2022, we recorded a net valuation allowance release of $250 million on U.S. federal and state net deferred tax assets. As of each reporting date, management considers all evidence, both positive and negative, that could affect its assessment of the future realization of deferred tax assets. As of December 31, 2022, we achieved sustained periods of income from core operations driven by significant recovery from the COVID-19 pandemic and the impact of the ALG Acquisition. Management determined there is sufficient positive evidence, such as the sustained return to profitability in 2022 and objectively verifiable future U.S. income, to overcome the negative evidence of a three-year cumulative loss position driven by the COVID-19 pandemic.
Additionally, our deferred tax asset balance increased by $35 million related to the loyalty program asset as a result of changes in the program's deferred revenue liability. These changes were offset by a $59 million decrease related to federal and state net operating loss carryforwards primarily driven by U.S. net operating loss carryforward utilization. Significant changes to our deferred tax liability balances included a $33 million decrease in the property and equipment liability driven by the sales of hotel assets and book depreciation in excess of tax depreciation.
At December 31, 2022, we had $186 million of deferred tax assets for future tax benefits related to federal, state, and foreign net operating losses and $13 million of benefits related to federal and state credits. Of these deferred tax assets, $67 million related to net operating losses and federal and state credits that expire in 2023 through 2042 and $132 million related to federal, state, and foreign net operating losses that have no expiration date and may be carried forward indefinitely. A $262 million valuation allowance was recorded on deferred tax assets that we do not believe are more likely than not to be realized.

At December 31, 2022, we had $77 million of accumulated undistributed earnings generated by our foreign subsidiaries, the majority of which have been subject to U.S. tax. Any potential additional taxes due with respect to such earnings or the excess of book basis over tax basis of our foreign investments would generally be limited to an insignificant amount of foreign withholding and/or U.S. state income taxes. We continue to assert that undistributed net earnings with respect to certain foreign subsidiaries that have not previously been taxed in the U.S. are indefinitely reinvested.
At December 31, 2022, December 31, 2021, and December 31, 2020, total unrecognized tax benefits were $253 million, $205 million, and $146 million, of which $102 million, $186 million, and $49 million, respectively, would impact the effective tax rate if recognized. It is reasonably possible that a reduction of up to $8 million of unrecognized tax benefits could occur within 12 months resulting from the expiration of certain tax statutes of limitations. While it is reasonably possible that the amount of uncertain tax benefits associated with the U.S. treatment of the loyalty program could significantly change within the next 12 months, at this time, we are not able to estimate the range by which the reasonably possible outcomes of the pending litigation could impact our uncertain tax benefits within the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021	2020
Unrecognized tax benefits—beginning balance	$205	$146	$125
Total increases—current-period tax positions	38	12	24
Total increases—prior-period tax positions	22	50	3
Settlements	—	(1)	—
Lapse of statute of limitations	(5)	(2)	(6)
Foreign currency fluctuation	(7)	—	—
Unrecognized tax benefits—ending balance	$253	$205	$146
In 2022, the $48 million net increase in uncertain tax positions was primarily related to foreign tax filing positions identified as a result of the ALG Acquisition and an accrual for the U.S. treatment of the loyalty program.
In 2021, the $59 million net increase in uncertain tax positions was primarily related to U.S and local filing positions acquired as a result of the ALG Acquisition and an accrual for the U.S. treatment of the loyalty program.
In 2020, the $21 million net increase in uncertain tax positions was primarily related to an accrual for the U.S. treatment of the loyalty program. The decrease in the lapse of statute of limitations was related to local tax filing positions identified as a result of the acquisition of Two Roads Hospitality LLC.
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total gross accrued interest and penalties were $111 million, $93 million, and $26 million at December 31, 2022, December 31, 2021, and December 31, 2020, respectively.
The amount of interest and penalties recognized as a component of our income tax expense in 2022 was $21 million, primarily related to foreign tax matters. The amount of interest and penalties recognized as a component of our income tax expense in 2021 was $8 million, primarily related to foreign tax matters. The amount of interest and penalties recognized as a reduction of our income tax benefit in 2020 was a $6 million expense, primarily related to federal, state, and foreign tax matters.
We are subject to audits by federal, state, and foreign tax authorities. U.S. tax years 2018 through 2020 are currently under field exam. U.S. tax years 2009 through 2011 are before the U.S. Tax Court concerning the tax treatment of the loyalty program. The U.S. Tax Court trial proceedings occurred during April 2022, and the trial outcome is pending, subject to the U.S. Tax Court Judge's ruling. During the year ended December 31, 2021, we received a Notice of Proposed Adjustment for tax years 2015 through 2017 related to the loyalty program issue. As a result, U.S. tax years 2009 through 2017 are pending the outcome of the issue currently in U.S. Tax Court. If the IRS' position to include loyalty program contributions as taxable income to the Company is upheld, it would result in an income tax payment of $235 million (including $77 million of estimated interest, net of federal tax benefit) for all assessed years that would be partially offset by a deferred tax asset. As future tax benefits will be recognized at the reduced U.S. corporate income tax rate, $89 million of the payment and related interest would have an impact on the effective tax rate, if recognized. We believe we have an adequate uncertain tax liability recorded in connection with this matter.
We have several state audits pending, including in California and New York. State income tax returns are generally subject to examination for a period of three to five years after filing of the return. However, the state impact of any federal changes remains subject to examination by various states for a period generally up to one year after formal notification to the states of the federal changes. We also have several foreign audits pending. The statutes of limitations for the foreign jurisdictions ranges from three to ten years after filing the applicable tax return.
15.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety and other bonds, and letter of credit agreements.
Commitments—At December 31, 2022, we are committed, under certain conditions, to lend, provide certain consideration to, or invest in various business ventures up to $370 million, net of any related letters of credit.
Performance Guarantees—Certain of our contractual agreements with third-party hotel owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels (see Note 2). Except as described below, at December 31, 2022, our performance guarantees had $120 million of remaining maximum exposure and expire between 2023 and 2042.
We acquired certain management agreements in the ALG Acquisition with performance guarantees expiring between 2023 and 2045. Our consolidated balance sheet at December 31, 2022 reflects the estimated fair value of the performance guarantee liabilities assumed based on available information as of the acquisition date. The performance guarantees are based on annual performance levels. Contract terms within the management agreements limit our exposure, and therefore, we are unable to reasonably estimate our maximum potential future payments.
At December 31, 2022 and December 31, 2021, we had $108 million and $52 million, respectively, of total performance guarantee liabilities, which included $96 million and $41 million, respectively, recorded in other long-term liabilities and $12 million and $11 million, respectively, recorded in accrued expenses and other current liabilities on our consolidated balance sheets.
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At December 31, 2022 and December 31, 2021, we had an insignificant amount and $7 million, respectively, recorded in accrued expenses and other current liabilities on our consolidated balance sheets related to these performance cure payments.
Debt Repayment Guarantees—We enter into various debt repayment guarantees in order to assist third-party owners, franchisees, and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Geographical region	Maximum potential future payments	Maximum exposure net of recoverability from third parties	Other long-term liabilities recorded at December 31, 2022	Other long-term liabilities recorded at December 31, 2021	Year of guarantee expiration
United States (1), (2)	$91	$38	$3	$10	various, through 2024
All foreign (1), (3)	199	189	25	41	various, through 2031
Total	$290	$227	$28	$51
(1) We have agreements with our unconsolidated hospitality venture partners or the respective third-party owners or franchisees to recover certain amounts funded under the debt repayment guarantee; the recoverability mechanism may be in the form of cash or HTM debt security.
(2) Certain agreements give us the ability to assume control of the property if defined funding thresholds are met or if certain events occur.
(3) Certain debt repayment guarantees are denominated in Indian rupees and translated using exchange rates at December 31, 2022. We have the contractual right to recover amounts funded from an unconsolidated hospitality venture, which is a related party. We expect our maximum exposure to be approximately $88 million, taking into account our partner's 50% ownership interest in the unconsolidated hospitality venture. Under certain events or conditions, we have the right to force the sale of the properties in order to recover amounts funded.
At December 31, 2022, we are not aware, nor have we received any notification, that our unconsolidated hospitality ventures, third-party owners, or franchisees are not current on their debt service obligations where we have provided a debt repayment guarantee.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $124 million and $87 million at December 31, 2022 and December 31, 2021, respectively, which are classified as Level Three in the fair value hierarchy (see Note 2).

Insurance—We obtain commercial insurance for potential losses from general liability, property, automobile, workers' compensation, employment practices liability, crime, cyber, and other miscellaneous risks. A portion of the risk is retained through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance company to be paid within 12 months are $39 million and $34 million at December 31, 2022 and December 31, 2021, respectively, and are recorded in accrued expenses and other current liabilities on our consolidated balance sheets. Reserves for losses in our captive insurance company to be paid in future periods are $68 million and $66 million at December 31, 2022 and December 31, 2021, respectively, and are recorded in other long-term liabilities on our consolidated balance sheets (see Note 13).
Collective Bargaining Agreements—At December 31, 2022, approximately 21% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between various unions and us. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety and Other Bonds—Surety and other bonds issued on our behalf were $47 million at December 31, 2022 and primarily relate to our insurance programs, taxes, licenses, construction liens, and utilities for our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at December 31, 2022 were $267 million, which primarily relate to our ongoing operations, collateral for customer deposits associated with ALG Vacations, collateral for estimated insurance claims, and securitization of our performance under our debt repayment guarantees associated with the hotel properties in India, which are only called on if we default on our guarantees. Of the letters of credit outstanding, $4 million reduces the available capacity under our revolving credit facility (see Note 11).
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
In conjunction with financing obtained for our unconsolidated hospitality ventures and certain managed or franchised hotels, we may provide standard indemnifications to the lender for loss, liability, or damage occurring as a result of our actions or actions of the other unconsolidated hospitality venture partners or the respective third-party owners or franchisees.
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
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recorded a liability in connection with this matter. At December 31, 2022, our maximum exposure is not expected to exceed $18 million.
16.    STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
Common Stock—At December 31, 2022, Pritzker family business interests beneficially owned, in the aggregate, approximately 96.1% of our Class B common stock and approximately 0.7% of our Class A common stock, representing approximately 53.6% of the outstanding shares of our common stock and approximately 89.0% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests are able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors and other significant corporate transactions. While the voting agreements are in effect, they may provide our board of directors with effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. Pursuant to the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, the Pritzker family business interests have agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock. In addition, other stockholders beneficially own, in the aggregate, approximately 3.9% of our outstanding Class B common stock representing approximately 2.1% of the outstanding shares of our common stock and approximately 3.6% of the total voting power of our outstanding common stock. Pursuant to the 2007 Stockholders' Agreement, these entities have also agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock.
Share Repurchase—During 2019 and 2018, our board of directors authorized the repurchase of up to $750 million and $750 million, respectively, of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an ASR transaction, at prices we deem appropriate and subject to our financial condition, capital requirements, market conditions, restrictions under the terms of our revolving credit facility, applicable law, and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A and Class B common stock. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock, and the program may be suspended or discontinued at any time.

	Year Ended December 31,
	2022	2021	2020
Total number of shares repurchased	4,233,894	—	827,643
Weighted-average price per share	$87.07	$—	$84.08
Aggregate purchase price (1)	$369	$—	$69
Shares repurchased as a percentage of total common stock outstanding (2)	4%	—%	1%
(1) Excludes related insignificant expenses.
(2) Calculated based on the total common stock outstanding as of December 31 of the prior year.
The shares of Class A common stock repurchased on the open market were retired and returned to the status of authorized and unissued shares, while the shares of Class B common stock repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares retired (see Note 18). At December 31, 2022, we had $559 million remaining under the share repurchase authorization.
During January 2023, we repurchased 162,413 shares of Class A common stock. The shares of common stock were repurchased at a weighted-average price of $89.57 for an aggregate purchase price of $14 million, excluding insignificant related expenses. The shares of Class A common stock repurchased in the open market were retired and returned to the status of authorized and unissued shares. Included in the January repurchases were 106,116 shares that were initiated prior to December 31, 2022, but not settled until January 2023. At December 31, 2022, we had a $9 million liability recorded in accrued expenses and other current liabilities on our consolidated balance sheet related to these shares. At January 31, 2023, we had $545 million remaining under the share repurchase authorization.
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
Dividend—During the years ended December 31, 2022 and December 31, 2021, we did not declare or pay dividends to Class A or Class B stockholders of record. On February 13, 2020, our board of directors declared a cash dividend of $0.20 per share for the first quarter of 2020, which was paid on March 9, 2020 to Class A and Class B stockholders of record on February 26, 2020. For the year ended December 31, 2020, $7 million and $13 million of cash dividends were paid for Class A and Class B common stock, respectively.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax impacts, were as follows:

	Balance at January 1, 2022	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at December 31, 2022
Foreign currency translation adjustments (1)	$(206)	$(1)	$5	$(202)
Unrealized losses on AFS debt securities	(1)	(10)	—	(11)
Unrecognized pension cost	(4)	4	—	—
Unrealized gains (losses) on derivative instruments (2)	(34)	—	5	(29)
Accumulated other comprehensive income (loss)	$(245)	$(7)	$10	$(242)
(1) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in equity earnings (losses) from unconsolidated hospitality ventures related to the disposition of our ownership interest in an unconsolidated hospitality venture (see Note 4).
(2) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense, net of $1 million tax impacts, related to the settlement of interest rate locks (see Note 11). We expect to reclassify $5 million of losses over the next 12 months.

	Balance at January 1, 2021	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at December 31, 2021
Foreign currency translation adjustments (3)	$(145)	$(34)	$(27)	$(206)
Unrealized gains (losses) on AFS debt securities	1	(2)	—	(1)
Unrecognized pension cost	(7)	3	—	(4)
Unrealized gains (losses) on derivative instruments (4)	(41)	—	7	(34)
Accumulated other comprehensive income (loss)	$(192)	$(33)	$(20)	$(245)
(3) The amount reclassified from accumulated other comprehensive loss related to the acquisition of the remaining interest in the entities which own Grand Hyatt São Paulo (see Note 7), the sale of our interest in the consolidated hospitality venture that owns Hyatt Regency Bishkek (see Note 7), and the disposition of our ownership interest in certain unconsolidated hospitality ventures (see Note 4).

(4) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense, net of insignificant tax impacts, related to the settlement of interest rate locks (see Note 11).

17.    STOCK-BASED COMPENSATION
As part of our LTIP, we award SARs, RSUs, and PSUs to certain employees and non-employee directors (see Note 2). In addition, non-employee directors may elect to receive their annual fees and/or annual equity retainers in the form of shares of our Class A common stock. Under the LTIP, we are authorized to issue up to 22,375,000 shares. Compensation expense and unearned compensation presented below exclude amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as these expenses have been and will continue to be reimbursed by our third-party hotel owners and are recognized in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our consolidated statements of income (loss). Stock-based compensation expense recognized in selling, general, and administrative expenses on our consolidated statements of income (loss) related to these awards was as follows:

	Year Ended December 31,
	2022	2021	2020
SARs	$12	$10	$11
RSUs	36	23	19
PSUs	13	17	(6)
Total	$61	$50	$24
The year ended December 31, 2020 included a reversal of previously recognized stock-based compensation expense based on our assessment at the time of the expected achievement relative to the applicable performance targets related to certain PSU awards.
The income tax benefit recognized at the time of vest related to these awards was as follows:

	Year Ended December 31,
	2022	2021	2020
RSUs	$5	$4	$4
PSUs	1	1	—
Total	$6	$5	$4
SARs—A summary of SAR activity is presented below:

	SAR units	Weighted-average exercise price (in whole dollars)	Weighted-average remaining contractual term
Outstanding at December 31, 2021	4,406,466	$58.25	6.14
Granted	359,113	94.60
Exercised	(527,571)	50.40
Forfeited or expired	(29,891)	92.51
Outstanding at December 31, 2022	4,208,117	$62.10	5.92
Exercisable at December 31, 2022	2,808,591	$58.77	4.99
The weighted-average grant date fair value for the awards granted in 2022, 2021, and 2020 was $37.56, $28.68, and $8.88, respectively.
The fair value of each SAR was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	2022	2021	2020
Exercise price	$94.60	$80.46	$48.66
Expected life in years	6.24	6.24	6.24
Risk-free interest rate	2.40%	1.10%	0.66%
Expected volatility	36.07%	34.49%	22.92%
Annual dividend yield	—%	—%	1.64%
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

During the years ended December 31, 2022, December 31, 2021, and December 31, 2020, the intrinsic value of exercised SARs was $21 million, $31 million, and $14 million, respectively. The total intrinsic value of SARs outstanding at December 31, 2022 was $121 million, and the total intrinsic value for exercisable SARs at December 31, 2022 was $89 million.
RSUs—A summary of the status of the nonvested RSU awards outstanding under the LTIP, including certain RSUs with a performance component, is presented below:

	RSUs	Weighted-average grant date fair value
Nonvested at December 31, 2021	1,208,497	$69.64
Granted	554,698	91.95
Vested	(436,143)	68.66
Forfeited or canceled	(146,547)	83.34
Nonvested at December 31, 2022	1,180,505	$78.78
The weighted-average grant date fair value for the awards granted in 2022, 2021, and 2020 was $91.95, $81.59, and $50.28, respectively. The liability and related expense for granted cash-settled RSUs are insignificant at and for the year ended December 31, 2022. The fair value of RSUs vested during the years ended December 31, 2022, December 31, 2021, and December 31, 2020 was $41 million, $34 million, and $18 million, respectively.
At December 31, 2022, the total intrinsic value of nonvested RSUs was $107 million.
PSUs—A summary of the status of the nonvested PSU awards outstanding under the LTIP is presented below:

	PSUs	Weighted-average grant date fair value
Nonvested at December 31, 2021	339,795	$81.09
Granted	221,598	83.58
Vested	(105,292)	82.24
Forfeited or canceled	(34,083)	79.75
Nonvested at December 31, 2022	422,018	$82.22
The weighted-average grant date fair value for the awards granted in 2022, 2021, and 2020 was $83.58, $82.02, and $80.95, respectively. The fair value of PSUs vested during the years ended December 31, 2022, December 31, 2021, and December 31, 2020 was $10 million, $4 million, and $4 million, respectively.
The fair value of each PSU without a TSR modifier was estimated on the date of grant based on the closing stock price of our Class A common stock. The fair value of each PSU with a TSR modifier was estimated on the date of grant using a Monte Carlo simulation. The Monte Carlo simulation uses the grant date stock price as a key input and includes assumptions and judgments regarding the risk-free interest rate, expected volatility, and annual dividend yield. Generally, the fair value of each PSU estimated using a Monte Carlo simulation does not significantly differ from the fair value based on the grant date stock price.
At December 31, 2022, the total intrinsic value of nonvested PSUs was $38 million, if target performance is achieved.
Unearned Compensation—Our total unearned compensation for our stock-based compensation programs at December 31, 2022 was $2 million for SARs, $28 million for RSUs, and $19 million for PSUs, which will primarily be recognized in stock-based compensation expense over a weighted-average period of 2 years.
18.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout 2022, 2021, and 2020 is the brother-in-law of our Executive Chairman. During the years ended December 31, 2022, December 31, 2021, and December 31, 2020, we incurred $14 million, $9 million, and $7 million, respectively, of legal fees with this firm. At both December 31, 2022 and December 31, 2021, we had insignificant amounts due to the law firm.

Equity Method Investments—We have equity method investments in entities that own, operate, manage, or franchise properties for which we receive management, franchise, or license fees. We recognized $22 million, $11 million, and $6 million of fees for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively. In addition, in some cases we provide loans (see Note 6 and Note 7) or guarantees (see Note 15) to these entities. During the years ended December 31, 2022, December 31, 2021, and December 31, 2020, we recognized $7 million, $6 million, and $3 million, respectively, of income related to these guarantees. At December 31, 2022 and December 31, 2021, we had $33 million and $29 million, respectively, of net receivables due from these properties. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 50%. See Note 4 for further details regarding these investments.
Class B Share Conversion—During the years ended December 31, 2022, December 31, 2021, and December 31, 2020, 735,522 shares, 2,385,647 shares, and 3,424,356 shares, respectively, of Class B common stock were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.
Charitable Contribution—During the year ended December 31, 2022, we contributed $5 million to the Hyatt Hotels Foundation. The charitable contribution was recognized in selling, general, and administrative expenses on our consolidated statements of income (loss).
19.    SEGMENT AND GEOGRAPHIC INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. We define our reportable segments as follows:
•Owned and leased hotels—This segment derives its earnings from owned and leased hotel properties located predominantly in the United States but also in certain international locations, and for purposes of segment Adjusted EBITDA, includes our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA, based on our ownership percentage of each venture. Adjusted EBITDA includes intercompany expenses related to management fees paid to the Company's management and franchising segments, which are eliminated in consolidation. Intersegment revenues relate to promotional award redemptions earned by our owned and leased hotels related to our co-branded credit card programs and are eliminated in consolidation.
•Americas management and franchising—This segment derives its earnings primarily from a combination of hotel management services and licensing of our portfolio of brands to franchisees located in the United States, Canada, the Caribbean, Mexico, Central America, and South America, as well as revenues from residential management operations. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These reimbursed costs relate primarily to payroll at managed properties where the Company is the employer, as well as costs associated with system-wide services and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from the Company's owned and leased hotels and are eliminated in consolidation.
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

As previously announced, effective January 1, 2023, our EAME/SW Asia and ASPAC segments have been geographically realigned, such that the EAME management and franchising ("EAME") segment now consists of our management and franchising of properties located in Europe, Africa, the Middle East, and Central Asia, and the ASPAC management and franchising segment now consists of our management and franchising of properties located in Greater China, East and Southeast Asia, the Indian subcontinent, and Oceania.
Our CODM evaluates performance based on owned and leased hotels revenues; management, franchise, license, and other fees revenues; distribution and destination management revenues; other revenues; and Adjusted EBITDA. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus our pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA based on our ownership percentage of each owned and leased venture, adjusted to exclude interest expense; benefit (provision) for income taxes; depreciation and amortization; Contra revenue; revenues for the reimbursement of costs incurred on behalf of managed and franchised properties; costs incurred on behalf of managed and franchised properties that we intend to recover over the long term; equity earnings (losses) from unconsolidated hospitality ventures; stock-based compensation expense; gains (losses) on sales of real estate and other; asset impairments; and other income (loss), net.
The table below shows summarized consolidated financial information by segment. Included within corporate and other are results related to our co-branded credit card programs and unallocated corporate expenses.

	Year Ended December 31,
	2022	2021	2020
Owned and leased hotels
Owned and leased hotels revenues	$1,242	$855	$525
Intersegment revenues (a)	28	17	12
Adjusted EBITDA	307	91	(148)
Depreciation and amortization	186	230	243
Capital expenditures	143	80	111
Americas management and franchising
Management, franchise, license, and other fees revenues	479	277	152
Contra revenue	(24)	(19)	(18)
Other revenues	119	84	42
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	2,271	1,410	1,152
Intersegment revenues (a)	42	29	14
Adjusted EBITDA	422	231	90
Depreciation and amortization	21	22	22
Capital expenditures	1	1	1
ASPAC management and franchising
Management, franchise, license, and other fees revenues	85	72	61
Contra revenue	(2)	(4)	(2)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	138	96	75
Adjusted EBITDA	42	29	24
Depreciation and amortization	2	3	3
EAME/SW Asia management and franchising
Management, franchise, license, and other fees revenues	98	43	23
Contra revenue	(4)	(12)	(10)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	97	66	55
Intersegment revenues (a)	8	3	2
Adjusted EBITDA	59	17	(15)
Depreciation and amortization	—	—	1
Capital expenditures	1	4	2
Apple Leisure Group
Owned and leased hotels revenues	21	—	—
Management, franchise, license, and other fees revenues	146	21	—
Contra revenue	(1)	—	—
Distribution and destination management revenues	986	115	—
Other revenues	137	19	—
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	114	11	—
Adjusted EBITDA	231	4	—
Depreciation and amortization	192	22	—
Capital expenditures	26	4	—

	Year Ended December 31,
	2022	2021	2020
Corporate and other
Revenues	65	41	34
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	—	4
Intersegment revenues (a)	(2)	(2)	(1)
Adjusted EBITDA	(154)	(116)	(130)
Depreciation and amortization	25	33	41
Capital expenditures	30	22	8
Eliminations
Revenues (a)	(76)	(47)	(27)
Adjusted EBITDA	1	1	2
TOTAL
Revenues	$5,891	$3,028	$2,066
Adjusted EBITDA	908	257	(177)
Depreciation and amortization	426	310	310
Capital expenditures	201	111	122
(a)Intersegment revenues are included in the management, franchise, license, and other fees revenues, owned and leased hotels revenues, and other revenues and eliminated in Eliminations.
The table below presents summarized consolidated balance sheet information by segment:

	December 31, 2022	December 31, 2021
Total assets:
Owned and leased hotels	$2,989	$3,585
Americas management and franchising	1,266	1,137
ASPAC management and franchising	215	205
EAME/SW Asia management and franchising	293	280
Apple Leisure Group	5,143	5,003
Corporate and other	2,406	2,393
Total	$12,312	$12,603
The following tables present revenues and property and equipment, net, operating lease ROU assets, intangibles, net, and goodwill by geographical region:

	Year Ended December 31,
	2022	2021	2020
Revenues:
United States	$4,560	$2,311	$1,730
All foreign	1,331	717	336
Total	$5,891	$3,028	$2,066

		December 31, 2022	December 31, 2021
Property and equipment, net, operating lease ROU assets, intangibles, net, and goodwill:
United States		$3,877	$4,416
All foreign		3,661	3,820
Total		$7,538	$8,236

The table below provides a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to Hyatt Hotels Corporation	$455	$(222)	$(703)
Interest expense	150	163	128
(Benefit) provision for income taxes	(92)	266	(257)
Depreciation and amortization	426	310	310
EBITDA	939	517	(522)
Contra revenue	31	35	30
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(2,620)	(1,583)	(1,286)
Costs incurred on behalf of managed and franchised properties	2,632	1,639	1,375
Costs incurred on behalf of managed and franchised properties that we do not intend to recover from hotel owners	—	—	(45)
Equity (earnings) losses from unconsolidated hospitality ventures	(5)	(28)	70
Stock-based compensation expense	61	50	24
(Gains) losses on sales of real estate and other	(263)	(414)	36
Asset impairments	38	8	62
Other (income) loss, net	40	19	92
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	55	14	(13)
Adjusted EBITDA	$908	$257	$(177)

20.    EARNINGS (LOSSES) PER SHARE
The calculation of basic and diluted earnings (losses) per share, including a reconciliation of the numerator and denominator, is as follows:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss)	$455	$(222)	$(703)
Net income (loss) attributable to noncontrolling interests	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$455	$(222)	$(703)
Denominator:
Basic weighted-average shares outstanding (1)	109,093,790	103,970,738	101,325,394
Stock-based compensation	2,171,149	—	—
Diluted weighted-average shares outstanding (1)	111,264,939	103,970,738	101,325,394
Basic Earnings (Losses) Per Share:
Net income (loss)	$4.17	$(2.13)	$(6.93)
Net income (loss) attributable to noncontrolling interests	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$4.17	$(2.13)	$(6.93)
Diluted Earnings (Losses) Per Share:
Net income (loss)	$4.09	$(2.13)	$(6.93)
Net income (loss) attributable to noncontrolling interests	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$4.09	$(2.13)	$(6.93)
(1) The computations reflect a reduction in shares outstanding at December 31, 2022 for the repurchases of 106,116 shares that were initiated prior to December 31, 2022, but settled in January 2023.
The computations of diluted net earnings (losses) per share for the years ended December 31, 2022, December 31, 2021, and December 31, 2020 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs, RSUs, and PSUs because they are anti-dilutive.

	Year Ended December 31,
	2022	2021	2020
SARs	9,800	1,275,400	767,400
RSUs	3,200	563,700	522,300
PSUs	—	105,400	—

21.    OTHER INCOME (LOSS), NET

	Year Ended December 31,
	2022	2021	2020
Unrealized gains (losses), net (Note 4)	$(55)	$14	$(13)
Restructuring expenses	(39)	(3)	(73)
Performance guarantee expense, net (Note 15)	(13)	(10)	(57)
Foreign currency gains (losses), net	(12)	6	(4)
Loss on extinguishment of debt (Note 11)	(9)	(2)	—
Transaction costs (Note 7)	(6)	(46)	—
Depreciation recovery	15	17	23
Credit loss reversals (provisions), net (Note 4 and Note 6)	16	(22)	(29)
Performance guarantee liability amortization (Note 15)	20	3	8
Interest income	44	28	30
Other, net	(1)	(4)	23
Other income (loss), net	$(40)	$(19)	$(92)
During the year ended December 31, 2022, we recognized $39 million of restructuring expenses for severance costs related to the planned future redevelopment of an owned hotel, net of $10 million reimbursed by the developer. During the year ended December 31, 2020, we recognized $73 million of restructuring expenses, including severance, insurance benefits, outplacement, and other related costs, due to operational changes as a result of the COVID-19 pandemic.
22.    SUBSEQUENT EVENT
On November 29, 2022, we announced an agreement for a Hyatt affiliate to acquire 100% of the limited liability company interests of each of Chatwal Hotels & Resorts, LLC, DHG Manager, LLC, and each of the subsidiaries of DHG Manager, LLC for $125 million of base consideration, subject to customary adjustments related to working capital, cash, and indebtedness, and up to an additional $175 million of contingent consideration through 2028. We closed on the transaction on February 2, 2023 and paid cash of approximately $125 million. The acquisition of Dream Hotel Group's lifestyle hotel brand and management platform will extend our brand footprint in key markets and strategic destinations. Given that the transaction recently closed, the preliminary purchase price allocation is in process and is incomplete as of this filing date.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2022, December 31, 2021, and December 31, 2020
(In millions of dollars)

Description	Balance at beginning of period	Additions charged to revenues, costs, and expenses		Additions charged to other accounts		Deductions		Balance at end of period
Year Ended December 31, 2022:
Trade receivables—allowance for credit losses	$53	$20		$3		$(13)		$63
Financing receivables—allowance for credit losses	69	3		(1)		(27)		44
Deferred tax assets—valuation allowance	478	31		3		(250)	A	262
Year Ended December 31, 2021:
Trade receivables—allowance for credit losses	56	4		—		(7)		53
Financing receivables—allowance for credit losses	114	7		9	B	(61)		69
Deferred tax assets—valuation allowance	82	242	C	154	D	—		478
Year Ended December 31, 2020:
Trade receivables—allowance for credit losses	32	35		2	E	(13)		56
Financing receivables—allowance for credit losses	100	29		2	F	(17)		114
Deferred tax assets—valuation allowance	41	41	G	—		—		82
A—This amount primarily relates to the release of the valuation allowance recorded on U.S. federal and state deferred tax assets.
B—This amount includes the $12 million allowance on PCD assets acquired in the ALG Acquisition, partially offset by currency translation on foreign currency denominated financing receivables.
C—This amount primarily relates to the valuation allowance recorded on U.S. federal and state deferred tax assets.
D—This amount primarily relates to the valuation allowance recorded on deferred tax assets as a result of the ALG Acquisition.
E—This amount represents the pre-tax credit loss for accounts receivables recorded upon the adoption of Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
F—This amount represents currency translation on foreign currency denominated financing receivables.
G—This amount primarily represents the allowance on our foreign tax credit and net operating loss carryforwards.
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

4.6
Fourth Supplemental Indenture, dated May 10, 2013, between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 10, 2013)

4.7
Sixth Supplemental Indenture, dated March 7, 2016, between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 8, 2016)

4.8
Seventh Supplemental Indenture, dated as of August 16, 2018, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 16, 2018)

Exhibit Number	Exhibit Description
4.9
Eighth Supplemental Indenture, dated as of April 23, 2020, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 24, 2020)

4.10
Tenth Supplemental Indenture, dated as of October 1, 2021, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on October 1, 2021)

4.11
Form of 4.850% Senior Notes due 2026 (included as part of Exhibit 4.7 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 8, 2016)

4.12
Form of 4.375% Senior Note due 2028 (included as part of Exhibit 4.8 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 16, 2018)

4.13
Form of 5.375% Senior Note due 2025 (included as part of Exhibit 4.9 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 24, 2020)

4.14
Form of 5.750% Senior Note due 2030 (included as part of Exhibit 4.9 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 24, 2020)

4.15
Form of 1.300% Senior Note due 2023 (included as part of Exhibit 4.10 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on October 1, 2021)

4.16
Form of 1.800% Senior Note due 2024 (included as part of Exhibit 4.10 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on October 1, 2021)

4.17
Registration Rights Agreement, dated as of October 12, 2009, by and among Hyatt Hotels Corporation and Thomas J. Pritzker, Marshall E. Eisenberg and Karl J. Breyer, solely in their capacity as co-trustees (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

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

Exhibit Number	Exhibit Description
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

+10.15
Form of 2018 Performance Share Unit Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.16
Form of 2021-2023 Performance Share Unit Agreement under the Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 25, 2021)

+10.17
Form of 2021 Performance Share Unit Agreement under the Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 25, 2021)

+10.18
Form of HHC 2022-2024 Performance Share Unit Agreement under the Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 24, 2022)

+10.19
Form of ALG 2022-2024 Performance Share Unit Agreement under the Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 24, 2022)

+10.20
Form of Special 2023-2025 Performance Share Unit Agreement under the Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 9, 2022)

+10.21
Amended and Restated Hyatt Hotels Corporation Deferred Compensation Plan for Directors, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-34521) filed with the Securities and Exchange Commission on October 31, 2018)

+10.22
Hyatt Hotels Corporation Summary of Amended and Restated Non-Employee Director Compensation, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (File No. 001-34521) filed with the Securities and Exchange Commission on November 4, 2021)

+10.23
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Mark S. Hoplamazian (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.24
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Thomas J. Pritzker (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.25
Employment Letter, dated as of October 5, 2018, between Hyatt Corporation and Joan Bottarini (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on October 9, 2018)

+10.26
Employment Letter, dated as of August 28, 2017, between Hyatt Corporation and Mark Vondrasek (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-34521) filed with the Securities and Exchange Commission on May 2, 2019)

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

+10.30
Hyatt Hotels Corporation Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 21, 2020)

+10.31
Hyatt Hotels Corporation Executive Officer Severance and Change in Control Plan and Summary Plan Description (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 22, 2017)

10.32
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

99.1
Amended and Restated Global Hyatt Agreement, dated as of October 1, 2009, by and among Thomas J. Pritzker, Marshall E. Eisenberg, and Karl J. Breyer, solely in their capacity as co-trustees, and each signatory thereto (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 17, 2022)

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