Form 10-Q
period 2023-03-31
Hyatt Hotels Corp
filed 2023-05-04
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At April 28, 2023, there were 46,791,640 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 58,917,749 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
REVENUES:
Owned and leased hotels	$314	$271
Management, franchise, license, and other fees	231	154
Contra revenue	(10)	(9)
Net management, franchise, license, and other fees	221	145
Distribution and destination management	328	246
Other revenues	88	77
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	729	540
Total revenues	1,680	1,279
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	240	210
Distribution and destination management	258	194
Depreciation and amortization	98	119
Other direct costs	98	67
Selling, general, and administrative	161	111
Costs incurred on behalf of managed and franchised properties	749	556
Direct and selling, general, and administrative expenses	1,604	1,257
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	18	(31)
Equity earnings (losses) from unconsolidated hospitality ventures	(2)	(9)
Interest expense	(33)	(40)
Asset impairments	(2)	(3)
Other income (loss), net	48	(10)
INCOME (LOSS) BEFORE INCOME TAXES	105	(71)
PROVISION FOR INCOME TAXES	(47)	(2)
NET INCOME (LOSS)	58	(73)
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$58	$(73)
EARNINGS (LOSSES) PER SHARE—Basic
Net income (loss)	$0.55	$(0.67)
Net income (loss) attributable to Hyatt Hotels Corporation	$0.55	$(0.67)
EARNINGS (LOSSES) PER SHARE—Diluted
Net income (loss)	$0.53	$(0.67)
Net income (loss) attributable to Hyatt Hotels Corporation	$0.53	$(0.67)

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income (loss)	$58	$(73)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $— for the three months ended March 31, 2023 and March 31, 2022	15	21
Available-for-sale debt securities unrealized fair value adjustments, net of tax of $— for the three months ended March 31, 2023 and March 31, 2022	3	(7)
Derivative instrument adjustments, net of tax of $— for the three months ended March 31, 2023 and March 31, 2022	1	2
Pension liabilities adjustment, net of tax of $— for the three months ended March 31, 2023 and March 31, 2022	—	(2)
Other comprehensive income	19	14
COMPREHENSIVE INCOME (LOSS)	77	(59)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$77	$(59)

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$948	$991
Restricted cash	20	39
Short-term investments	103	158
Receivables, net of allowance of $63 at both March 31, 2023 and December 31, 2022	828	834
Inventories	10	9
Prepaids and other assets	205	180
Prepaid income taxes	36	39
Total current assets	2,150	2,250
Equity method investments	180	178
Property and equipment, net	2,371	2,384
Financing receivables, net of allowances of $43 and $44 at March 31, 2023 and December 31, 2022, respectively	58	60
Operating lease right-of-use assets	384	385
Goodwill	3,143	3,101
Intangibles, net	1,813	1,668
Deferred tax assets	276	257
Other assets	2,243	2,029
TOTAL ASSETS	$12,618	$12,312
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$648	$660
Accounts payable	544	500
Accrued expenses and other current liabilities	475	415
Current contract liabilities	1,495	1,438
Accrued compensation and benefits	146	235
Current operating lease liabilities	39	39
Total current liabilities	3,347	3,287
Long-term debt	2,454	2,453
Long-term contract liabilities	1,572	1,495
Long-term operating lease liabilities	294	298
Other long-term liabilities	1,255	1,077
Total liabilities	8,922	8,610
Commitments and contingencies (see Note 12)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding at both March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 46,844,698 issued and outstanding at March 31, 2023, and Class B common stock, $0.01 par value per share, 390,912,161 shares authorized, 58,917,749 shares issued and outstanding at March 31, 2023. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 47,482,787 issued and outstanding at December 31, 2022, and Class B common stock, $0.01 par value per share, 390,912,161 shares authorized, 58,917,749 shares issued and outstanding at December 31, 2022	1	1
Additional paid-in capital	235	318
Retained earnings	3,680	3,622
Accumulated other comprehensive loss	(223)	(242)
Total stockholders' equity	3,693	3,699
Noncontrolling interests in consolidated subsidiaries	3	3
Total equity	3,696	3,702
TOTAL LIABILITIES AND EQUITY	$12,618	$12,312
See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$58	$(73)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	98	119
Amortization of share awards	31	31
Amortization of operating lease right-of-use assets	9	9
Deferred income taxes	(19)	—
Asset impairments	2	3
Equity (earnings) losses from unconsolidated hospitality ventures	2	9
Contra revenue	10	9
Unrealized (gains) losses, net	(43)	10
Working capital changes and other	77	63
Net cash provided by operating activities	225	180
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(35)	(195)
Proceeds from marketable securities and short-term investments	86	163
Contributions to equity method and other investments	(31)	(3)
Acquisitions	(125)	(39)
Capital expenditures	(30)	(43)
Issuance of financing receivables	(13)	(1)
Other investing activities	(1)	8
Net cash used in investing activities	(149)	(110)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments and repurchases of debt	(14)	(1)
Repurchases of common stock	(106)	—
Other financing activities	(13)	(13)
Net cash used in financing activities	(133)	(14)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4)	5
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, INCLUDING CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CLASSIFIED WITHIN CURRENT ASSETS HELD FOR SALE	(61)	61
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH RECLASSIFIED TO ASSETS HELD FOR SALE	—	(7)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(61)	54
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—BEGINNING OF YEAR	1,067	1,065
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—END OF PERIOD	$1,006	$1,119

See accompanying Notes to condensed consolidated financial statements.
Supplemental disclosure of cash flow information:

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$948	$1,023
Restricted cash (1)	20	47
Restricted cash included in other assets (1)	38	49
Total cash, cash equivalents, and restricted cash	$1,006	$1,119

(1) Restricted cash generally represents debt service on bonds, escrow deposits, and other arrangements.

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash paid during the period for interest	$19	$30
Cash paid during the period for income taxes	$16	$8
Cash paid for amounts included in the measurement of operating lease liabilities	$11	$11
Non-cash investing and financing activities are as follows:
Change in accrued capital expenditures	$4	$13
Non-cash repurchases of common stock (see Note 13)	$8	$—
Non-cash right-of-use assets obtained in exchange for operating lease liabilities	$4	$1
Non-cash redemption of financing receivable	$20	$—
Non-cash contingent consideration liability assumed in acquisition (see Note 6)	$107	$—

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions of dollars, except share and per share amounts)
(Unaudited)

	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
	Class	Class	Class	Class
	A	B	A	B
BALANCE—January 1, 2022	50,322,050	59,653,271	$1	$—	$640	$3,167	$(245)	$3	$3,566
Total comprehensive loss	—	—	—	—	—	(73)	14	—	(59)
Employee stock plan issuance	12,221	—	—	—	1	—	—	—	1
Class share conversions	635,522	(635,522)	—	—	—	—	—	—	—
Share-based payment activity	303,355	—	—	—	16	—	—	—	16
BALANCE—March 31, 2022	51,273,148	59,017,749	$1	$—	$657	$3,094	$(231)	$3	$3,524

BALANCE—January 1, 2023	47,482,787	58,917,749	$1	$—	$318	$3,622	$(242)	$3	$3,702
Total comprehensive income	—	—	—	—	—	58	19	—	77
Repurchases of common stock (1)	(1,018,931)	—	—	—	(98)	—	—	—	(98)
Liability for repurchases of common stock (2)	—	—	—	—	(8)	—	—	—	(8)
Employee stock plan issuance	13,925	—	—	—	1	—	—	—	1
Share-based payment activity	366,917	—	—	—	22	—	—	—	22
BALANCE—March 31, 2023	46,844,698	58,917,749	$1	$—	$235	$3,680	$(223)	$3	$3,696
(1) Includes a $1 million liability for the 1% U.S. federal excise tax on certain share repurchases enacted by the Inflation Reduction Act of 2022.
(2) Represents repurchases of 73,368 shares for $8 million that were initiated prior to March 31, 2023, but settled in the second quarter of 2023. At March 31, 2023, the shares were included in shares outstanding and the liability was recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet.

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)
1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries have offerings that consist of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential, vacation, and condominium units. We also offer travel distribution and destination management services through ALG Vacations and a paid membership program through the Unlimited Vacation Club. At March 31, 2023, our hotel portfolio included 596 full service hotels, comprising 186,380 rooms throughout the world; 569 select service hotels, comprising 83,438 rooms, of which 448 hotels are located in the United States; and 114 all-inclusive resorts, comprising 36,676 rooms. At March 31, 2023, our portfolio of properties operated in 75 countries around the world. Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotels or licensed by third parties.
Unless otherwise specified or required by the context, references in this Quarterly Report on Form 10-Q to "Hyatt," the "Company," "we," "us," or "our" mean Hyatt Hotels Corporation and its consolidated subsidiaries. As used in these Notes and throughout this Quarterly Report on Form 10-Q:
•"condominium units" refer to whole ownership residential units (condominium and private residences) that we provide services to and, in some cases, manage the rental programs and/or homeowner associations associated with such units;
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
•"properties," "portfolio of properties," or "property portfolio" refer to our hotel portfolio and residential, vacation, and condominium units that we operate, manage, franchise, own, lease, develop, license, or to which we provide services or license our trademarks, including under the Park Hyatt, Grand Hyatt, Hyatt Regency, Hyatt, Hyatt Residence Club, Hyatt Place, Hyatt House, Hyatt Studios, UrCove, Miraval, Alila, Andaz, Thompson Hotels, Dream Hotels, Hyatt Centric, Caption by Hyatt, The Unbound Collection by Hyatt, Destination by Hyatt, JdV by Hyatt, Hyatt Ziva, Hyatt Zilara, Zoëtry Wellness & Spa Resorts, Secrets Resorts & Spas, Breathless Resorts & Spas, Dreams Resorts & Spas, Hyatt Vivid Hotels & Resorts, Alua Hotels & Resorts, and Sunscape Resorts & Spas brands;
•"residential units" refer to residential units that we manage, own, or to which we provide services or license our trademarks (such as serviced apartments and Hyatt-branded residential units) that are typically part of a mixed-use project and located either adjacent to or near a full service hotel that is a member of our portfolio of properties or in unique leisure locations; and
•"vacation units" refer to the fractional and timeshare vacation properties with respect to which we license our trademarks and that are part of the Hyatt Residence Club.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. As a result, this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Form 10-K").

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
2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Future Adoption of Accounting Standards
Reference Rate Reform—In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2020-04 ("ASU 2020-04"), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions that we can elect to adopt, subject to meeting certain criteria, regarding contract modifications, hedging relationships, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued Accounting Standards Update No. 2022-06 ("ASU 2022-06"), Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 was effective upon issuance and defers the sunset date of Topic 848 by two years, extending the provisions of ASU 2020-04 through December 31, 2024. We are currently assessing the impact of adopting ASU 2020-04.
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
The following tables present our revenues disaggregated by the nature of the product or service:

	Three Months Ended March 31, 2023
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME management and franchising	Apple Leisure Group	Corporate and other	Eliminations	Total
Rooms revenues	$198	$—	$—	$—	$—	$—	$(8)	$190
Food and beverage	85	—	—	—	—	—	—	85
Other	39	—	—	—	—	—	—	39
Owned and leased hotels	322	—	—	—	—	—	(8)	314
Base management fees	—	62	16	7	15	—	(9)	91
Incentive management fees	—	20	18	8	16	—	(5)	57
Franchise, license, and other fees	—	51	4	4	8	16	—	83
Management, franchise, license, and other fees	—	133	38	19	39	16	(14)	231
Contra revenue	—	(6)	(1)	(3)	—	—	—	(10)
Net management, franchise, license, and other fees	—	127	37	16	39	16	(14)	221
Distribution and destination management	—	—	—	—	328	—	—	328
Other revenues	—	41	—	—	41	6	—	88
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	640	35	22	32	—	—	729
Total	$322	$808	$72	$38	$440	$22	$(22)	$1,680

	Three Months Ended March 31, 2022
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising (1)	EAME management and franchising (1)	Apple Leisure Group	Corporate and other	Eliminations	Total
Rooms revenues	$167	$—	$—	$—	$—	$—	$(6)	$161
Food and beverage	69	—	—	—	—	—	—	69
Other	41	—	—	—	—	—	—	41
Owned and leased hotels	277	—	—	—	—	—	(6)	271
Base management fees	—	46	8	6	8	—	(8)	60
Incentive management fees	—	12	5	6	19	—	(2)	40
Franchise, license, and other fees	—	37	3	1	3	10	—	54
Management, franchise, license, and other fees	—	95	16	13	30	10	(10)	154
Contra revenue	—	(6)	(1)	(2)	—	—	—	(9)
Net management, franchise, license, and other fees	—	89	15	11	30	10	(10)	145
Distribution and destination management	—	—	—	—	246	—	—	246
Other revenues	—	38	—	—	34	4	1	77
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	461	32	18	29	—	—	540
Total	$277	$588	$47	$29	$339	$14	$(15)	$1,279
(1) Amounts presented have been adjusted for changes within the segments effective on January 1, 2023 (see Note 16).
Contract Balances
Our contract assets, included in receivables, net on our condensed consolidated balance sheets, were $3 million and insignificant at March 31, 2023 and December 31, 2022, respectively. As our profitability hurdles are generally calculated on a full-year basis, we expect our contract assets to be insignificant at year end.
Contract liabilities were comprised of the following:

	March 31, 2023	December 31, 2022
Deferred revenue related to the paid membership program	$1,071	$1,013
Deferred revenue related to the loyalty program	1,010	928
Deferred revenue related to travel distribution and destination management services	729	732
Deferred revenue related to insurance programs	59	66
Advanced deposits	54	61
Initial fees received from franchise owners	45	45
Other deferred revenue	99	88
Total contract liabilities	$3,067	$2,933
Revenue recognized during the three months ended March 31, 2023 and March 31, 2022 included in the contract liabilities balance at the beginning of each year was $654 million and $501 million, respectively. This revenue primarily relates to travel distribution and destination management services, the loyalty program, and the Unlimited Vacation Club paid membership program.

Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $500 million at March 31, 2023, approximately 20% of which we expect to recognize over the next 12 months, with the remainder to be recognized thereafter.
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
Equity Method Investments
Equity method investments were $180 million and $178 million at March 31, 2023 and December 31, 2022, respectively.
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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value on our condensed consolidated balance sheets, were as follows:

	March 31, 2023	December 31, 2022
Loyalty program (Note 8)	$756	$728
Deferred compensation plans held in rabbi trusts (Note 8 and Note 10)	450	420
Captive insurance company (Note 8)	125	110
Total marketable securities held to fund operating programs	$1,331	$1,258
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents and short-term investments	(370)	(339)
Marketable securities held to fund operating programs included in other assets	$961	$919
At March 31, 2023 and December 31, 2022, marketable securities held to fund operating programs included:
•$188 million and $174 million, respectively, of available-for-sale ("AFS") debt securities with contractual maturity dates ranging from 2023 through 2069. The amortized cost of our AFS debt securities approximates fair value;
•$83 million and $138 million, respectively, of time deposits classified as held-to-maturity ("HTM") debt securities with contractual maturity dates ranging from 2023 through 2026. The amortized cost of our time deposits approximates fair value;
•$63 million and $62 million, respectively, of equity securities with a readily determinable fair value.

Net unrealized and realized gains (losses) from marketable securities held to fund operating programs recognized on our condensed consolidated financial statements were as follows:

	Three Months Ended March 31,
	2023	2022
Unrealized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$17	$(32)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	9	(15)
Other income (loss), net (Note 18)	6	(18)
Other comprehensive income (loss) (Note 13)	3	(7)

Realized gains, net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$1	$1
(1) The impact from our investments in marketable securities held to fund our deferred compensation plans through rabbi trusts was recognized on the following financial statement line items and had no impact on net income (loss): revenues for the reimbursement of costs incurred on behalf of managed and franchised properties; owned and leased hotels expenses; selling, general, and administrative expenses; costs incurred on behalf of managed and franchised properties; and net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at cost or fair value, depending on the nature of the investment, on our condensed consolidated balance sheets, were as follows:

	March 31, 2023	December 31, 2022
Interest-bearing money market funds	$256	$430
Common shares in Playa N.V. (Note 8)	116	79
Time deposits (1)	12	10
Total marketable securities held for investment purposes	$384	$519
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(268)	(440)
Marketable securities held for investment purposes included in other assets	$116	$79
(1) Time deposits have contractual maturity dates in 2023. The amortized cost of our time deposits approximates fair value.
We hold common shares in Playa Hotels & Resorts N.V. ("Playa N.V."), which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. We did not sell any shares of common stock during the three months ended March 31, 2023 or March 31, 2022. Net unrealized gains recognized on our condensed consolidated statements of income (loss) were as follows:

	Three Months Ended March 31,
	2023	2022
Other income (loss), net (Note 18)	$37	$8

Fair Value—We measure marketable securities at fair value on a recurring basis:

	March 31, 2023	Cash and cash equivalents	Short-term investments	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$534	$534	$—	$—
Mutual funds	513	—	—	513
Common shares in Playa N.V.	116	—	—	116
Level Two - Significant Other Observable Inputs
Time deposits	95	1	92	2
U.S. government obligations	236	—	1	235
U.S. government agencies	57	—	9	48
Corporate debt securities	117	—	1	116
Mortgage-backed securities	20	—	—	20
Asset-backed securities	22	—	—	22
Municipal and provincial notes and bonds	5	—	—	5
Total	$1,715	$535	$103	$1,077

	December 31, 2022	Cash and cash equivalents	Short-term investments	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$620	$620	$—	$—
Mutual funds	482	—	—	482
Common shares in Playa N.V.	79	—	—	79
Level Two - Significant Other Observable Inputs
Time deposits	148	1	145	2
U.S. government obligations	237	—	3	234
U.S. government agencies	55	—	8	47
Corporate debt securities	109	—	2	107
Mortgage-backed securities	21	—	—	21
Asset-backed securities	21	—	—	21
Municipal and provincial notes and bonds	5	—	—	5
Total	$1,777	$621	$158	$998
During the three months ended March 31, 2023 and March 31, 2022, there were no transfers between levels of the fair value hierarchy. We do not have nonfinancial assets or nonfinancial liabilities required to be measured at fair value on a recurring basis.
Other Investments
HTM Debt Securities—We hold investments in third-party entities associated with certain of our hotels. The investments are redeemable on various dates through 2062 and recorded as HTM debt securities within other assets on our condensed consolidated balance sheets:

	March 31, 2023	December 31, 2022
HTM debt securities	$98	$96
Less: allowance for credit losses	(32)	(31)
Total HTM debt securities, net of allowances	$66	$65

The following table summarizes the activity in our HTM debt securities allowance for credit losses:

	2023	2022
Allowance at January 1	$31	$38
Provisions, net (1)	1	1
Allowance at March 31	$32	$39
(1) Provisions for credit losses were partially or fully offset by interest income recognized in the same periods (see Note 18).
We estimated the fair value of these HTM debt securities to be approximately $84 million and $81 million at March 31, 2023 and December 31, 2022, respectively. The fair values of our investments in preferred shares, which are classified as Level Three in the fair value hierarchy, are estimated using internally-developed discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value. The remaining HTM debt securities are classified as Level Two in the fair value hierarchy due to the use and weighting of multiple market inputs being considered in the final price of the security.
Convertible Debt Security—During the three months ended March 31, 2023, we invested in a $30 million convertible debt security associated with a franchised property, which is classified as AFS and recorded within other assets on our condensed consolidated balance sheet. The investment has a contractual maturity date in 2029. At March 31, 2023, the amortized cost of our convertible debt investment approximates fair value. Based on the lack of available market data, we have classified the investment as Level Three in the fair value hierarchy. During the three months ended March 31, 2023, there were no unrealized or realized gains or losses recognized on our investment.
Equity Securities Without a Readily Determinable Fair Value—At both March 31, 2023 and December 31, 2022, we held $12 million of investments in equity securities without a readily determinable fair value, which are recorded within other assets on our condensed consolidated balance sheets and represent investments in entities where we do not have the ability to significantly influence the operations of the entity.
5.    RECEIVABLES
Receivables
At March 31, 2023 and December 31, 2022, we had $828 million and $834 million of net receivables, respectively, recorded on our condensed consolidated balance sheets.
The following table summarizes the activity in our receivables allowance for credit losses:

	2023	2022
Allowance at January 1	$63	$53
Provisions, net	3	7
Write-offs	(3)	(4)
Allowance at March 31	$63	$56
Financing Receivables

	March 31, 2023	December 31, 2022
Unsecured financing to hotel owners	$111	$120
Less: current portion of financing receivables, included in receivables, net	(10)	(16)
Less: allowance for credit losses	(43)	(44)
Total long-term financing receivables, net of allowances	$58	$60

Allowance for Credit Losses—The following table summarizes the activity in our unsecured financing receivables allowance for credit losses:

	2023	2022
Allowance at January 1	$44	$69
Provisions (reversals), net	(1)	—
Foreign currency exchange, net	—	3
Allowance at March 31	$43	$72
Credit Monitoring—Our unsecured financing receivables were as follows:

	March 31, 2023
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$109	$(42)	$67	$22
Other financing arrangements	2	(1)	1	—
Total unsecured financing receivables	$111	$(43)	$68	$22

	December 31, 2022
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$118	$(43)	$75	$22
Other financing arrangements	2	(1)	1	1
Total unsecured financing receivables	$120	$(44)	$76	$23
Fair Value—We estimated the fair value of financing receivables to be approximately $110 million and $117 million at March 31, 2023 and December 31, 2022, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using discounted future cash flow models. The principal inputs used are projected future cash flows and the discount rate, which is generally the effective interest rate of the loan.
6.    ACQUISITION
Dream Hotel Group—During the three months ended March 31, 2023, a Hyatt affiliate acquired 100% of the limited liability company interests of each of Chatwal Hotels & Resorts, LLC, DHG Manager, LLC, and each of the subsidiaries of DHG Manager, LLC (collectively, "Dream Hotel Group") for $125 million of base consideration, subject to customary adjustments related to working capital and indebtedness, and up to an additional $175 million of contingent consideration through 2028 upon the achievement of certain milestones related to the development of additional hotels and/or potential new hotels previously identified by the sellers (the "Dream Acquisition").
We closed on the transaction on February 2, 2023 and paid $125 million of cash. Upon acquisition, we recorded a $107 million contingent consideration liability at fair value in other long-term liabilities on our condensed consolidated balance sheet (see Note 10). The fair value was estimated using a Monte Carlo simulation to model the likelihood of achieving the agreed-upon milestones based on available information as of the acquisition date. The valuation methodology includes assumptions and judgments regarding the discount rate, estimated probability of achieving the milestones, and expected timing of payments, which are primarily Level Three assumptions. The contingent consideration liability will be remeasured at fair value on a quarterly basis.
Net assets acquired were determined as follows:

Cash paid	$125
Fair value of contingent consideration	107
Net assets acquired	$232

The acquisition includes management and license agreements for both operating and additional hotels that are expected to open in the future, primarily across North America, and the affiliated trade names for three lifestyle hotel brands. Following the acquisition date, the operating results of Dream Hotel Group were recognized in our condensed consolidated statements of income (loss) and were insignificant for the period from the acquisition date through March 31, 2023.
Our condensed consolidated balance sheet at March 31, 2023 reflects preliminary estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired are estimated using either discounted future cash flow models or the relief from royalty method, both of which include revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three assumptions. The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
We will continue to evaluate the contracts acquired and the underlying inputs and assumptions used in our valuation of assets acquired and liabilities assumed. Accordingly, these estimates, along with any related tax impacts, are subject to change during the measurement period, which is up to one year from the date of acquisition.
The following table summarizes the preliminary fair value of the identifiable net assets acquired at the acquisition date:

Receivables	$1
Goodwill (1)	41
Indefinite-lived intangibles (2)	33
Management agreement intangibles (3)	158
Total assets acquired	$233

Long-term contract liabilities	$1
Total liabilities assumed	$1
Total net assets acquired attributable to Hyatt Hotels Corporation	$232
(1) The goodwill, which is tax deductible and recorded on the Americas management and franchising segment, is attributable to the growth opportunities we expect to realize by expanding our lifestyle offerings and providing global travelers with an increased number of elevated hospitality experiences.
(2) Includes intangible assets related to the Dream Hotels, The Chatwal, and Unscripted Hotels brand names.
(3) Amortized over useful lives of approximately 9 to 22 years, with a weighted-average useful life of approximately 17 years.
We recognized $7 million of transaction costs, primarily related to regulatory, financial advisory, and legal fees, in other income (loss), net on our condensed consolidated statements of income (loss) during the three months ended March 31, 2023 (see Note 18).
7.    INTANGIBLES, NET

		March 31, 2023
	Weighted- average useful lives in years	Gross carrying value	Accumulated amortization	Net carrying value
Management and franchise agreement intangibles	15	$937	$(198)	$739
Brand and other indefinite-lived intangibles	—	626	—	626
Customer relationships intangibles	8	608	(169)	439
Other intangibles	5	22	(13)	9
Total		$2,193	$(380)	$1,813

	December 31, 2022
	Gross carrying value	Accumulated amortization	Net carrying value
Management and franchise agreement intangibles	$786	$(184)	$602
Brand and other indefinite-lived intangibles	593	—	593
Customer relationships intangibles	608	(145)	463
Other intangibles	22	(12)	10
Total	$2,009	$(341)	$1,668

	Three Months Ended March 31,
	2023	2022
Amortization expense	$44	$60
8.    OTHER ASSETS

	March 31, 2023	December 31, 2022
Management and franchise agreement assets constituting payments to customers (1)	$781	$699
Marketable securities held to fund rabbi trusts (Note 4)	450	420
Marketable securities held to fund the loyalty program (Note 4)	418	406
Deferred costs related to the paid membership program	129	106
Common shares in Playa N.V. (Note 4)	116	79
Long-term investments (Note 4)	108	77
Marketable securities held for captive insurance company (Note 4)	93	93
Long-term restricted cash	38	37
Other	110	112
Total other assets	$2,243	$2,029
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.
9.    DEBT
At March 31, 2023 and December 31, 2022, we had $3,102 million and $3,113 million, respectively, of total debt, which included $648 million and $660 million, respectively, recorded in current maturities of long-term debt on our condensed consolidated balance sheets.
Senior Notes Repurchases—During the three months ended March 31, 2023, we repurchased $13 million of our senior notes due 2023 in the open market.
Revolving Credit Facility—During the three months ended March 31, 2023 and March 31, 2022, we had no borrowings or repayments on our revolving credit facility in effect for each of the respective periods. At both March 31, 2023 and December 31, 2022, we had no balance outstanding. At March 31, 2023, we had $1,496 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding.
Fair Value—We estimated the fair value of debt, excluding finance leases, which consists of the notes below (collectively, the "Senior Notes") and other long-term debt.
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

	March 31, 2023
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$3,109	$3,048	$—	$3,017	$31
(1) Excludes $6 million of finance lease obligations and $13 million of unamortized discounts and deferred financing fees.

	December 31, 2022
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$3,121	$3,006	$—	$2,976	$30
(2) Excludes $7 million of finance lease obligations and $15 million of unamortized discounts and deferred financing fees.
10.    OTHER LONG-TERM LIABILITIES

	March 31, 2023	December 31, 2022
Deferred compensation plans funded by rabbi trusts (Note 4)	$450	$420
Income taxes payable	373	339
Guarantee liabilities (Note 12)	130	124
Contingent consideration liability (Note 6)	107	—
Deferred income taxes (Note 11)	73	72
Self-insurance liabilities (Note 12)	68	68
Other	54	54
Total other long-term liabilities	$1,255	$1,077
11.    INCOME TAXES
The provision for income taxes for the three months ended March 31, 2023 and March 31, 2022 was $47 million and $2 million, respectively. The increase in our provision for income taxes for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to an increase in earnings and uncertain tax position activity recognized in 2023 related to foreign tax filing positions.
At each reporting date, management considers all evidence, both positive and negative, that could affect its assessment of the future realization of deferred tax assets. At March 31, 2023, we earned out of a three-year cumulative loss position in the U.S. As a result, management determined there is sufficient, objectively verifiable evidence that we will generate sufficient future income in the U.S. to support the realization of our U.S. interest deduction carryforwards, and therefore, we released a significant portion of our valuation allowance and recognized a $9 million benefit during the three months ended March 31, 2023.
We are subject to audits by federal, state, and foreign tax authorities. U.S. tax years 2018 through 2020 are currently under field exam. U.S. tax years 2009 through 2011 are before the U.S. Tax Court concerning the tax treatment of the loyalty program. The U.S. Tax Court trial proceedings occurred during April 2022 and the trial outcome is pending, subject to the U.S. Tax Court Judge's ruling. During the year ended December 31, 2021, we received a Notice of Proposed Adjustment for tax years 2015 through 2017 related to the loyalty program issue. As a result, U.S. tax years 2009 through 2017 are pending the outcome of the issue currently in U.S. Tax Court. If the IRS' position to include loyalty program contributions as taxable income to the Company is upheld, it would result in an income tax payment of $239 million (including $81 million of estimated interest, net of federal tax benefit) for all assessed years. As future tax benefits will be recognized at the reduced U.S. corporate income tax rate, $92 million of the tax payment and related interest would have an impact on the effective tax rate, if recognized. We believe we have an adequate uncertain tax liability recorded in connection with this matter.
At March 31, 2023 and December 31, 2022, total unrecognized tax benefits recorded in other long-term liabilities on our condensed consolidated balance sheets were $278 million and $253 million, respectively, of which $114 million and $102 million, respectively, would impact the effective tax rate if recognized. While it is reasonably possible that the amount of uncertain tax benefits associated with the U.S. treatment of the loyalty program could significantly change within the next 12 months, at this time, we are not able to estimate the range by which the reasonably possible outcomes of the pending litigation could impact our uncertain tax benefits within the next 12 months.
12.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety and other bonds, and letter of credit agreements.
Commitments—At March 31, 2023, we are committed, under certain conditions, to lend, provide certain consideration to, or invest in various business ventures up to $386 million, net of any related letters of credit.
Performance Guarantees—Certain of our contractual agreements with third-party hotel owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. Except as described below, at March 31, 2023, our performance guarantees had $119 million of remaining maximum exposure and expire between 2023 and 2042.
Through acquisitions, we acquired certain management agreements with performance guarantees expiring between 2023 and 2045. The performance guarantees are based on annual performance levels. Contract terms within certain management agreements limit our exposure, and therefore, we are unable to reasonably estimate our maximum potential future payments.
At March 31, 2023 and December 31, 2022, we had $109 million and $108 million, respectively, of total performance guarantee liabilities, which included $94 million and $96 million, respectively, recorded in other long-term liabilities and $15 million and $12 million, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At both March 31, 2023 and December 31, 2022, we had an insignificant amount recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to these performance cure payments.
Debt Repayment Guarantees—We enter into various debt repayment guarantees in order to assist third-party owners, franchisees, and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Geographical region	Maximum potential future payments (1)	Maximum exposure net of recoverability from third parties (1)	Other long-term liabilities recorded at March 31, 2023	Other long-term liabilities recorded at December 31, 2022	Year of guarantee expiration
United States (2), (3)	$110	$39	$6	$3	various, through 2027
All foreign (2), (4)	200	180	30	25	various, through 2031
Total	$310	$219	$36	$28
(1) Our maximum exposure is generally based on a specified percentage of the total principal due upon borrower default.
(2) We have agreements with our unconsolidated hospitality venture partners or the respective third-party owners or franchisees to recover certain amounts funded under the debt repayment guarantee; the recoverability mechanism may be in the form of cash or HTM debt security.
(3) Certain agreements give us the ability to assume control of the property if defined funding thresholds are met or if certain events occur.
(4) Under certain debt repayment guarantees associated with hotel properties in India, we have the contractual right to recover amounts funded from an unconsolidated hospitality venture, which is a related party, and therefore, we expect our maximum exposure for these guarantees to be approximately $84 million, taking into account our partner's 50% ownership interest in the unconsolidated hospitality venture. Under certain events or conditions, we have the right to force the sale of the properties in order to recover amounts funded.

At March 31, 2023, we are not aware, nor have we received any notification, that our unconsolidated hospitality ventures, third-party owners, or franchisees are not current on their debt service obligations where we have provided a debt repayment guarantee.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be approximately $137 million and $124 million at March 31, 2023 and December 31, 2022, respectively. Based on the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Insurance—We obtain commercial insurance for potential losses from general liability, property, automobile, workers' compensation, employment practices liability, crime, cyber, and other miscellaneous risks. A portion of the risk is retained through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance company to be paid within 12 months are $39 million at both March 31, 2023 and December 31, 2022 and are recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Reserves for losses in our captive insurance company to be paid in future periods are $68 million at both March 31, 2023 and December 31, 2022 and are recorded in other long-term liabilities on our condensed consolidated balance sheets (see Note 10).
Collective Bargaining Agreements—At March 31, 2023, approximately 21% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between various unions and us. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety and Other Bonds—Surety and other bonds issued on our behalf were $47 million at March 31, 2023 and primarily relate to our insurance programs, taxes, licenses, construction liens, and utilities for our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at March 31, 2023 were $267 million, which primarily relate to our ongoing operations, collateral for customer deposits associated with ALG Vacations, collateral for estimated insurance claims, and securitization of our performance under certain debt repayment guarantees, which are only called on if the borrower defaults on its obligations or we default on our guarantees. Of the letters of credit outstanding, $4 million reduces the available capacity under our revolving credit facility (see Note 9).
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
In conjunction with financing obtained for our unconsolidated hospitality ventures and certain managed or franchised hotels, we may provide standard indemnifications to the lender for loss, liability, or damage occurring as a result of our actions or actions of the other unconsolidated hospitality venture partners or the respective third-party hotel owners or franchisees.
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
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recorded a liability in connection with this matter. At March 31, 2023, our maximum exposure is not expected to exceed $18 million.

13.    EQUITY
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of insignificant tax impacts, were as follows:

	Balance at January 1, 2023	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at March 31, 2023
Foreign currency translation adjustments	$(202)	$15	$—	$(187)
AFS debt securities unrealized fair value adjustments	(11)	3	—	(8)
Derivative instrument adjustments (1)	(29)	—	1	(28)
Accumulated other comprehensive loss	$(242)	$18	$1	$(223)
(1) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks. We expect to reclassify $6 million of losses over the next 12 months.

	Balance at January 1, 2022	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at March 31, 2022
Foreign currency translation adjustments	$(206)	$21	$—	$(185)
AFS debt securities unrealized fair value adjustments	(1)	(7)	—	(8)
Pension liabilities adjustment	(4)	(1)	(1)	(6)
Derivative instrument adjustments (2)	(34)	—	2	(32)
Accumulated other comprehensive loss	$(245)	$13	$1	$(231)
(2) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks.
Share Repurchases—During 2019, our board of directors authorized the repurchase of up to $750 million of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction, at prices we deem appropriate and subject to market conditions, applicable law, and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A and Class B common stock. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock, and the program may be suspended or discontinued at any time.
During the three months ended March 31, 2023, we repurchased 1,018,931 shares of Class A common stock. The shares of common stock were repurchased at a weighted-average price of $104.50 per share for an aggregate purchase price of $106 million, excluding insignificant related expenses. The shares repurchased included the repurchase of 106,116 shares for $9 million, which was initiated prior to December 31, 2022 and settled during the three months ended March 31, 2023. At December 31, 2022, the $9 million share repurchase liability was recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet. The shares repurchased during the three months ended March 31, 2023 represented approximately 1% of our total shares of common stock outstanding at December 31, 2022. The shares of Class A common stock repurchased in the open market were retired and returned to the status of authorized and unissued shares. At March 31, 2023, we had $453 million remaining under the share repurchase authorization.
In addition to the aforementioned share repurchases, we initiated the repurchase of 73,368 shares prior to March 31, 2023, but did not settle the repurchases until April 2023. At March 31, 2023, we had a $8 million liability recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet related to these shares. At April 30, 2023, we had $445 million remaining under the share repurchase authorization.
During the three months ended March 31, 2022, we did not repurchase common stock.

14.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan ("LTIP"), we award time-vested stock appreciation rights ("SARs"), time-vested restricted stock units ("RSUs"), and performance-vested restricted stock units ("PSUs") to certain employees and non-employee directors. In addition, non-employee directors may elect to receive their annual fees and/or annual equity retainers in the form of shares of our Class A common stock. Compensation expense and unearned compensation presented below exclude amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as these expenses have been, and will continue to be, reimbursed by our third-party hotel owners and are recognized in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our condensed consolidated statements of income (loss). Stock-based compensation expense recognized in selling, general, and administrative expenses and distribution and destination management expenses on our condensed consolidated statements of income (loss) related to these awards was as follows:

	Three Months Ended March 31,
	2023	2022
SARs	$11	$10
RSUs	17	16
PSUs	4	2
Total	$32	$28
SARs—During the three months ended March 31, 2023, we granted 284,912 SARs to employees with a weighted-average grant date fair value of $48.54. During the three months ended March 31, 2022, we granted 344,202 SARs to employees with a weighted-average grant date fair value of $37.71.
RSUs—During the three months ended March 31, 2023, we granted 405,464 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $111.70. During the three months ended March 31, 2022, we granted 414,466 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $95.00.
PSUs—During the three months ended March 31, 2023 and March 31, 2022, we did not grant any PSUs under our LTIP.
Our total unearned compensation for our stock-based compensation programs at March 31, 2023 was $4 million for SARs, $46 million for RSUs, and $19 million for PSUs, which will be recognized in selling, general, and administrative expenses and distribution and destination management expenses over a weighted-average period of 2 years.
15.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout the three months ended March 31, 2023 and March 31, 2022 is the brother-in-law of our Executive Chairman. During the three months ended March 31, 2023 and March 31, 2022, we incurred $4 million and $2 million, respectively, of legal fees with this firm. At March 31, 2023 and December 31, 2022, we had $2 million and insignificant amounts, respectively, due to the law firm.
Equity Method Investments—We have equity method investments in entities that own, operate, manage, or franchise properties for which we receive management, franchise, or license fees. We recognized $6 million and $4 million of fees during the three months ended March 31, 2023 and March 31, 2022, respectively. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 12) to these entities. During each of the three months ended March 31, 2023 and March 31, 2022, we recognized $2 million of income related to these guarantees. At March 31, 2023 and December 31, 2022, we had $37 million and $33 million, respectively, of net receivables due from these properties, inclusive of $24 million and $21 million, respectively, classified as financing receivables on our condensed consolidated balance sheets. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 50%.

In addition to the aforementioned fees, we provide system-wide services on behalf of owners of managed and franchised properties and administer the loyalty program for the benefit of Hyatt's portfolio of properties. These expenses have been, and will continue to be, reimbursed by our third-party hotel owners and are recognized in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our condensed consolidated statements of income (loss).
Class B Share Conversion—During the three months ended March 31, 2022, 635,522 shares of Class B common stock were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. The shares of Class B common stock that converted into shares of Class A common stock during the three months ended March 31, 2022 were retired subsequent to March 31, 2022, thereby reducing the shares of Class B common stock authorized and outstanding.
16.     SEGMENT INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker ("CODM") to assess performance and make decisions regarding the allocation of resources. Our CODM is our President and Chief Executive Officer. Effective January 1, 2023, we changed the strategic and operational oversight for our properties located in the Indian subcontinent. Revenues associated with these properties are now reported in the ASPAC management and franchising segment. The segment changes have been reflected retrospectively for the three months ended March 31, 2022. We define our reportable segments as follows:
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
•ASPAC management and franchising—This segment derives its earnings primarily from a combination of hotel management services and licensing of our portfolio of brands to franchisees located in Greater China, East and Southeast Asia, the Indian subcontinent, and Oceania. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These reimbursed costs relate primarily to system-wide services and the loyalty program operated on behalf of owners of managed and franchised properties.
•EAME management and franchising—This segment derives its earnings primarily from a combination of hotel management services and licensing of our portfolio of brands to franchisees located in Europe, Africa, the Middle East, and Central Asia. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These reimbursed costs relate primarily to system-wide services and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from the Company's owned and leased hotels and are eliminated in consolidation.

•Apple Leisure Group ("ALG")—This segment derives its earnings from distribution and destination management services offered through ALG Vacations; management and marketing services primarily for all-inclusive ALG resorts located in Mexico, the Caribbean, Central America, South America, and Europe; and through a paid membership program offering benefits exclusively at ALG resorts in Mexico, the Caribbean, and Central America. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These reimbursed costs relate to certain system-wide services provided on behalf of owners of ALG resorts.
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

	Three Months Ended March 31,
	2023	2022
Owned and leased hotels
Owned and leased hotels revenues	$322	$277
Intersegment revenues (1)	8	6
Adjusted EBITDA	74	54
Depreciation and amortization	46	52
Americas management and franchising
Management, franchise, license, and other fees revenues	133	95
Contra revenue	(6)	(6)
Other revenues	41	38
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	640	461
Intersegment revenues (1)	13	9
Adjusted EBITDA	119	85
Depreciation and amortization	6	5
ASPAC management and franchising
Management, franchise, license, and other fees revenues	38	16
Contra revenue	(1)	(1)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	35	32
Adjusted EBITDA	25	7
EAME management and franchising
Management, franchise, license, and other fees revenues	19	13
Contra revenue	(3)	(2)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	22	18
Intersegment revenues (1)	1	1
Adjusted EBITDA	12	4
Apple Leisure Group
Management, franchise, license, and other fees revenues	39	30
Distribution and destination management revenues	328	246
Other revenues	41	34
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	32	29
Adjusted EBITDA	79	56
Depreciation and amortization	40	55
Corporate and other
Revenues	22	14
Intersegment revenues (1)	—	(1)
Adjusted EBITDA	(42)	(38)
Depreciation and amortization	6	7
Eliminations
Revenues (1)	(22)	(15)
Adjusted EBITDA	1	1
TOTAL
Revenues	$1,680	$1,279
Adjusted EBITDA	268	169
Depreciation and amortization	98	119
(1) Intersegment revenues are included in management, franchise, license, and other fees revenues, owned and leased hotels revenues, and other revenues and eliminated in Eliminations.

The table below provides a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2023	2022
Net income (loss) attributable to Hyatt Hotels Corporation	$58	$(73)
Interest expense	33	40
Provision for income taxes	47	2
Depreciation and amortization	98	119
EBITDA	236	88
Contra revenue	10	9
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(729)	(540)
Costs incurred on behalf of managed and franchised properties	749	556
Equity (earnings) losses from unconsolidated hospitality ventures	2	9
Stock-based compensation expense (Note 14)	32	28
Asset impairments	2	3
Other (income) loss, net (Note 18)	(48)	10
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	14	6
Adjusted EBITDA	$268	$169
17.    EARNINGS (LOSSES) PER SHARE
The calculation of basic and diluted earnings (losses) per share, including a reconciliation of the numerator and denominator, is as follows:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss)	$58	$(73)
Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$58	$(73)
Denominator:
Basic weighted-average shares outstanding (1)	106,389,110	110,172,487
Stock-based compensation	2,541,102	—
Diluted weighted-average shares outstanding (1)	108,930,212	110,172,487
Basic Earnings (Losses) Per Share:
Net income (loss)	$0.55	$(0.67)
Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$0.55	$(0.67)
Diluted Earnings (Losses) Per Share:
Net income (loss)	$0.53	$(0.67)
Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$0.53	$(0.67)
(1) The computations reflect a reduction in shares outstanding at March 31, 2023 for the repurchases of 73,368 shares that were initiated prior to March 31, 2023, but settled in April 2023.

The computations of diluted net earnings (losses) per share for the three months ended March 31, 2023 and March 31, 2022 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended March 31,
	2023	2022
SARs	7,000	1,655,500
RSUs	1,400	679,000
18.    OTHER INCOME (LOSS), NET

	Three Months Ended March 31,
	2023	2022
Unrealized gains (losses), net (Note 4)	$43	$(10)
Interest income	17	6
Depreciation recovery	4	4
Transaction costs (Note 6)	(7)	(1)
Guarantee expense (Note 12)	(11)	(7)
Other, net	2	(2)
Other income (loss), net	$48	$(10)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, and financial performance; and prospective or future events. Forward-looking statements involve known and unknown risks that are difficult to predict. As a result, our actual results, performance, or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the SEC, including our Annual Report on Form 10-K; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; global supply chain constraints and interruptions, rising costs of construction-related labor and materials, and increases in costs due to inflation or other factors that may not be fully offset by increases in revenues in our business; risks affecting the luxury, resort, and all-inclusive lodging segments; levels of spending in business, leisure, and group segments, as well as consumer confidence; declines in occupancy and average daily rate ("ADR"); limited visibility with respect to future bookings; loss of key personnel; domestic and international political and geo-political conditions, including political or civil unrest or changes in trade policy; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters, weather and climate-related events, such as earthquakes, tsunamis, tornadoes, hurricanes, droughts, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases, or fear of such outbreaks; the pace and consistency of recovery following the COVID-19 pandemic and the long-term effects of the pandemic, additional resurgence, or COVID-19 variants, including with respect to global and regional economic activity, travel limitations or bans, the demand for travel, transient and group business, and levels of consumer confidence; the ability of third-party owners, franchisees, or hospitality venture partners to successfully navigate the impacts of the COVID-19 pandemic, any additional resurgence, or COVID-19 variants or other pandemics, epidemics or other health crises; our ability to successfully achieve certain levels of operating profits at hotels that have performance tests or guarantees in favor of our third-party owners; the impact of hotel renovations and redevelopments; risks associated with our capital allocation plans, share repurchase program, and dividend payments, including a reduction in, or elimination or suspension of, repurchase activity or dividend payments; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with colleagues and labor unions and changes in labor laws; the financial condition of, and our relationships with, third-party property owners, franchisees, and hospitality venture partners; the possible inability of third-party owners, franchisees, or development partners to access the capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and our ability to successfully integrate completed acquisitions with existing operations, including with respect to our acquisition of Apple Leisure Group and Dream Hotel Group and the successful integration of each business; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); our ability to successfully execute on our strategy to expand our management and franchising business while at the same time reducing our real estate asset base within targeted timeframes and at expected values; declines in the value of our real estate assets; unforeseen terminations of our management or franchise agreements; changes in federal, state, local, or foreign tax law; increases in interest rates, wages, and other operating costs; foreign exchange rate fluctuations or currency restructurings; risks associated with the introduction of new brand concepts, including lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, including as a result of the COVID-19 pandemic, industry consolidation, and the markets where we operate; our ability to successfully grow the World of Hyatt loyalty program and Unlimited Vacation Club paid membership program; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business and licensing businesses and our international operations.
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
Executive Overview
Our portfolio of properties consists of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential, vacation, and condominium units.
At March 31, 2023, our hotel portfolio consisted of 1,279 hotels (306,494 rooms), including:
•482 managed properties (144,254 rooms), all of which we operate under management and hotel services agreements with third-party property owners;
•612 franchised properties (102,722 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;
•114 all-inclusive resorts (36,676 rooms), including 100 owned by third parties (32,244 rooms) and operated under management or marketing services agreements, 8 owned by a third party in which we hold common shares (3,153 rooms) and are operated under franchise agreements, and 6 operating leased properties (1,279 rooms);
•23 owned properties (10,187 rooms), 1 finance leased property (171 rooms), and 4 operating leased properties (1,697 rooms), all of which we manage;
•19 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (7,150 rooms); and
•22 franchised properties (3,637 rooms) operated by an unconsolidated hospitality venture in connection with a master license agreement by Hyatt; 6 of these properties (1,254 rooms) are leased by the unconsolidated hospitality venture.
Our property portfolio also included:
•22 vacation units under the Hyatt Residence Club brand and operated by third parties;
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
We report our consolidated operations in U.S. dollars. Amounts are reported in millions, unless otherwise noted. Percentages may not recompute due to rounding, and percentage changes that are not meaningful are presented as "NM." Constant currency disclosures used throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are non-GAAP measures. See "—Non-GAAP Measures" for further discussion of constant currency disclosures. We manage our business within five reportable segments as described below:

•Owned and leased hotels consist of our owned and leased full service and select service hotels and, for purposes of segment Adjusted EBITDA, our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA, based on our ownership percentage of each venture;
•Americas management and franchising ("Americas") consists of our management and franchising of properties, including all-inclusive resorts under the Hyatt Ziva and Hyatt Zilara brand names, located in the United States, Canada, the Caribbean, Mexico, Central America, and South America, as well as our residential management operations;
•ASPAC management and franchising ("ASPAC") consists of our management and franchising of properties located in Greater China, East and Southeast Asia, the Indian subcontinent, and Oceania;
•EAME management and franchising ("EAME") consists of our management and franchising of properties located in Europe, Africa, the Middle East, and Central Asia; and
•Apple Leisure Group consists of distribution and destination management services offered through ALG Vacations; management and marketing of primarily all-inclusive ALG resorts in Mexico, the Caribbean, Central America, South America, and Europe; and the Unlimited Vacation Club paid membership program, which offers benefits exclusively at ALG resorts primarily within Mexico, the Caribbean, and Central America.
Within corporate and other, we include the results from our co-branded credit card programs and unallocated corporate expenses.
Effective January 1, 2023, our EAME and ASPAC segments have been geographically realigned. See Part I, Item 1 "Financial Statements—Note 16 to our Condensed Consolidated Financial Statements" for further discussion of our segment structure.
Overview of Financial Results
Consolidated revenues increased $401 million, or 31.3%, during the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022. The increases in owned and leased hotels revenues; management, franchise license, and other fees revenues; and revenues for the reimbursement of costs incurred on behalf of managed and franchised properties of $43 million, $77 million, and $189 million, respectively, were driven by improved operating performance as compared to the prior year, largely driven by increased demand and ADR. Distribution and destination management revenues increased $82 million, compared to 2022, due to higher departure volume and pricing. Additionally, the results for three months ended March 31, 2022 were negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
Comparable system-wide hotels revenue per available room ("RevPAR") for the quarter ended March 31, 2023 was $131, which represented a significant improvement of 42.9% compared to the quarter ended March 31, 2022. The increase was primarily driven by increased demand and ADR across all segments and the continued recovery from the COVID-19 pandemic. See "—Segment Results" for discussion of RevPAR by segment.
During the three months ended March 31, 2023, compared to the quarter ended March 31, 2022, leisure transient travel was strong each month of the quarter and business transient demand continued to improve. We also experienced a significant improvement in group travel, as system-wide group rooms revenues increased 69% compared to the quarter ended March 31, 2022.
For the quarter ended March 31, 2023, we reported net income attributable to Hyatt Hotels Corporation of $58 million, compared to net loss attributable to Hyatt Hotels Corporation of $73 million for the quarter ended March 31, 2022, representing an increase of $131 million. Our consolidated Adjusted EBITDA for the quarter ended March 31, 2023 was $268 million, an increase of $99 million compared to the quarter ended March 31, 2022, primarily driven by increased management and franchise fees across the portfolio and improved performance at our owned and leased hotels. See "—Segment Results" for further discussion. See "—Non-GAAP Measures" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA.
During the quarter ended March 31, 2023, we returned $106 million of capital to our stockholders through share repurchases, and during April 2023, we returned an additional $8 million of capital to our stockholders through share repurchases.

Results of Operations
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
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
Owned and leased hotels revenues.

	Three Months Ended March 31,
	2023	2022	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$310	$209	$101	48.9%	$(1)
Non-comparable owned and leased hotels revenues	4	62	(58)	(93.7)%	—
Total owned and leased hotels revenues	$314	$271	$43	16.0%	$(1)
Comparable owned and leased hotels revenues increased during the three months ended March 31, 2023, compared to the same period in the prior year, driven by increased demand, which contributed to increased rooms and food and beverage revenues, as well as higher ADR across the portfolio. The three months ended March 31, 2022 were also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
The decrease in non-comparable owned and leased hotels revenues during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was driven by disposition activity in 2022.
Management, franchise, license, and other fees revenues.

	Three Months Ended March 31,
	2023	2022	Better / (Worse)
Base management fees	$91	$60	$31	51.2%
Incentive management fees	57	40	17	43.2%
Franchise, license, and other fees	83	54	29	54.2%
Management, franchise, license, and other fees	$231	$154	$77	50.2%

	Three Months Ended March 31,
	2023	2022	Better / (Worse)
Management, franchise, license, and other fees	$231	$154	$77	50.2%
Contra revenue	(10)	(9)	(1)	(24.4)%
Net management, franchise, license, and other fees	$221	$145	$76	51.7%
The increase in management fees during the three months ended March 31, 2023, compared to the same period in the prior year, was due to increased demand and ADR across the portfolio. Additionally, the three months ended March 31, 2022 were negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
The increase in franchise, license, and other fees revenues for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily driven by franchise fees in the Americas management and franchising segment due to increased demand and ADR in the United States and increased license fees related to our co-branded credit card programs. The increase in franchise fees was also driven by the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022.
Distribution and destination management revenues. During the three months ended March 31, 2023, distribution and destination management revenues increased $82 million, compared to the three months ended March 31, 2022, driven by higher departure volume and pricing as well as the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022.
Other revenues. During the three months ended March 31, 2023, other revenues increased $11 million, compared to the three months ended March 31, 2022, primarily driven by the Unlimited Vacation Club paid membership program due to increased contract sales.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Three Months Ended March 31,
	2023	2022	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$729	$540	$189	34.9%
Less: rabbi trust impact (1)	(9)	15	(24)	(162.9)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties, excluding rabbi trust impact	$720	$555	$165	29.8%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within costs incurred on behalf of managed and franchised properties.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties increased during the three months ended March 31, 2023, compared to the same period in the prior year, primarily driven by higher reimbursements for payroll and related expenses at managed properties where we are the employer and reimbursements for costs related to system-wide services provided to managed and franchised properties. The higher reimbursements for expenses were due to improved hotel operating performance driven by increased demand and ADR, as well as the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022.
Owned and leased hotels expenses.

	Three Months Ended March 31,
	2023	2022	Better / (Worse)
Comparable owned and leased hotels expenses	$230	$173	$(57)	(32.8)%
Non-comparable owned and leased hotels expenses	8	40	32	80.0%
Rabbi trust impact	2	(3)	(5)	(149.2)%
Total owned and leased hotels expenses	$240	$210	$(30)	(14.3)%
The increase in comparable owned and leased hotels expenses during the three months ended March 31, 2023, compared to the same period in the prior year, was primarily due to higher variable expenses driven by increased demand across the portfolio and the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022.
The decrease in non-comparable owned and leased hotels expenses during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was driven by disposition activity in 2022.
Distribution and destination management expenses. During the three months ended March 31, 2023, distribution and destination management expenses increased $64 million, compared to the three months ended March 31, 2022, driven by higher departure volume as the beginning of 2022 was negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant.
Depreciation and amortization expenses. Depreciation and amortization expenses decreased $21 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by dispositions of owned hotels as well as the use of an accelerated amortization method for certain ALG intangible assets, which resulted in increased amortization expense in 2022.

Other direct costs.  During the three months ended March 31, 2023, other direct costs increased $31 million, compared to the same period in the prior year, primarily driven by the Unlimited Vacation Club paid membership program and our co-branded credit card programs. The increase in the Unlimited Vacation Club paid membership program was due to increased contract sales, and the increase in our co-branded credit card programs was driven by a higher volume of point transfers.
Selling, general, and administrative expenses.

	Three Months Ended March 31,
	2023	2022	Change
Selling, general, and administrative expenses	$161	$111	$50	45.1%
Less: rabbi trust impact	(16)	28	(44)	(160.1)%
Less: stock-based compensation expense	(31)	(28)	(3)	(9.9)%
Adjusted selling, general, and administrative expenses	$114	$111	$3	2.9%
Selling, general, and administrative expenses increased during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by the improved market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts.
Adjusted selling, general, and administrative expenses exclude the impact of deferred compensation plans funded through rabbi trusts and stock-based compensation expense. See "—Non-GAAP Measures" for further discussion of Adjusted selling, general, and administrative expenses.
Costs incurred on behalf of managed and franchised properties.

	Three Months Ended March 31,
	2023	2022	Change
Costs incurred on behalf of managed and franchised properties	$749	$556	$193	34.6%
Less: rabbi trust impact (1)	(9)	15	(24)	(162.9)%
Costs incurred on behalf of managed and franchised properties, excluding rabbi trust impact	$740	$571	$169	29.6%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
Costs incurred on behalf of managed and franchised properties increased during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by increased payroll and related expenses at managed properties where we are the employer and expenses related to system-wide services provided to managed and franchised properties. The higher expenses were due to improved hotel operating performance driven by increased demand and ADR, as well as the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022.
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended March 31,
	2023	2022	Better / (Worse)
Rabbi trust gains (losses) allocated to selling, general, and administrative expenses	$16	$(28)	$44	160.1%
Rabbi trust gains (losses) allocated to owned and leased hotels expenses	2	(3)	5	149.2%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$18	$(31)	$49	158.9%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts increased during the three months ended March 31, 2023, compared to the same period in the prior year, driven by the performance of the underlying invested assets.

Equity earnings (losses) from unconsolidated hospitality ventures. During the three months ended March 31, 2023, equity earnings (losses) from unconsolidated hospitality ventures increased $7 million, compared to the same period in the prior year, driven by a decrease in Hyatt's share of unconsolidated hospitality venture losses, primarily due to improved hotel performance.
Interest expense. Interest expense decreased $7 million during the three months ended March 31, 2023, compared to the same period in the prior year, driven by repurchases and redemptions of certain of our senior notes in 2023 and 2022. See Part I, Item 1, "Financial Statements—Note 9 to our Condensed Consolidated Financial Statements" for additional information.
Other income (loss), net.   Other income (loss), net increased $58 million during the three months ended March 31, 2023 compared to the same period in the prior year. See Part I, Item 1 "Financial Statements—Note 18 to our Condensed Consolidated Financial Statements" for additional information.
Provision for income taxes.

	Three Months Ended March 31,
	2023	2022	Change
Income (loss) before income taxes	$105	$(71)	$176	249.2%
Provision for income taxes	(47)	(2)	(45)	NM
Effective tax rate	44.8%	(3.7)%		48.5%
The increase in provision for income taxes during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to an increase in earnings and uncertain tax position activity recognized in 2023 related to foreign tax filing positions. See Part I, Item 1 "Financial Statements—Note 11 to our Condensed Consolidated Financial Statements" for additional information.
Segment Results
As described in Part I, Item 1 "Financial Statements—Note 16 to our Condensed Consolidated Financial Statements," we evaluate segment operating performance using owned and leased hotels revenues; management, franchise, license, and other fees revenues; distribution and destination management revenues; and Adjusted EBITDA. Segment results for the three months ended March 31, 2022 have been adjusted retrospectively to reflect the change in reportable segments effective January 1, 2023.
Owned and leased hotels segment revenues.

	Three Months Ended March 31,
	2023	2022	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$318	$215	$103	48.2%	$(1)
Non-comparable owned and leased hotels revenues	4	62	(58)	(93.7)%	—
Total segment revenues	$322	$277	$45	16.1%	$(1)
Comparable owned and leased hotels revenues increased during the three months ended March 31, 2023, compared to the same period in the prior year, driven by increased demand, which contributed to increased rooms and food and beverage revenues, as well as higher ADR across the portfolio. The three months ended March 31, 2022 were also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
Non-comparable owned and leased hotels revenues decreased during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, driven by disposition activity in 2022.

		Three Months Ended March 31,
		RevPAR		Occupancy		ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable owned and leased hotels	26	$192	52.9%	69.2%	18.9% pts	$278	11.1%
The increase in RevPAR at our comparable owned and leased hotels during the three months ended March 31, 2023, compared to the same period in the prior year, was driven by strong ADR as well as group demand, primarily in the United States, and growing momentum in business transient travel. The three months ended March 31, 2022 were also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
During the three months ended March 31, 2023, no properties were removed from the comparable owned and leased hotels results.
Owned and leased hotels segment Adjusted EBITDA.

	Three Months Ended March 31,
	2023	2022	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$60	$48	$12	25.9%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	14	6	8	122.7%
Segment Adjusted EBITDA	$74	$54	$20	36.9%
Adjusted EBITDA at our owned and leased hotels increased during the three months ended March 31, 2023, compared to the same period in the prior year, driven by increased comparable owned and leased hotels revenues, partially offset by increased comparable owned and leased hotels expenses due to higher variable expenses incurred primarily as a result of higher demand across the portfolio. The increase was also driven by the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022.
Our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA increased during the three months ended March 31, 2023, compared to the same period in 2022, primarily driven by improved hotel performance internationally.
Americas management and franchising segment revenues.

	Three Months Ended March 31,
	2023	2022	Better / (Worse)
Segment revenues
Management, franchise, license, and other fees	$133	$95	$38	39.4%
Contra revenue	(6)	(6)	—	(11.0)%
Other revenues	41	38	3	8.3%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	640	461	179	38.6%
Total segment revenues	$808	$588	$220	37.1%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
The increase in management, franchise, license, and other fees for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was driven by an increase in management and franchise fees primarily due to improved group demand as well as continued strength in leisure transient travel. The increase in fees was also driven by ADR, which exceeded pre-COVID-19 pandemic levels.

	Three Months Ended March 31,
		RevPAR		Occupancy		ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable Americas system-wide hotels	708	$138	31.1%	64.9%	10.4% pts	$213	10.1%
The RevPAR increase at our comparable Americas system-wide hotels during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was driven by strong demand and ADR in the United States. The three months ended March 31, 2022 were also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
During the three months ended March 31, 2023, we removed three properties from the comparable Americas system-wide hotel results as two properties left the hotel portfolio and one property is undergoing a significant renovation.
Americas management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
	2023	2022	Better / (Worse)
Segment Adjusted EBITDA	$119	$85	$34	40.2%
Adjusted EBITDA increased during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by the increase in management and franchise fees.
ASPAC management and franchising segment revenues.

	Three Months Ended March 31,
	2023	2022	Better / (Worse)
Segment revenues
Management, franchise, license, and other fees	$38	$16	$22	133.1%
Contra revenue	(1)	(1)	—	14.9%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	35	32	3	10.8%
Total segment revenues	$72	$47	$25	53.5%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
Management, franchise, license, and other fees increased for the three months ended March 31, 2023, compared to the same period in the prior year, due to an increase in management fees across all markets driven by strong demand and ADR. Particularly in Greater China, management fees have increased due to the continued recovery from the COVID-19 pandemic, as well as eased travel restrictions.

		Three Months Ended March 31,
		RevPAR		Occupancy		ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable ASPAC system-wide hotels	205	$108	104.9%	64.4%	24.3% pts	$169	27.8%
Comparable ASPAC system-wide hotels RevPAR increased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to increased demand and ADR in Greater China, Southeast Asia, and India, with the increase in Greater China primarily driven by domestic travel.
During the three months ended March 31, 2023, no properties were removed from the comparable ASPAC system-wide hotels results.

ASPAC management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
	2023	2022	Better / (Worse)
Segment Adjusted EBITDA	$25	$7	$18	264.2%
Adjusted EBITDA increased during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by the increase in management fees.
EAME management and franchising segment revenues.

	Three Months Ended March 31,
	2023	2022	Better / (Worse)
Segment revenues
Management, franchise, license, and other fees	$19	$13	$6	47.2%
Contra revenue	(3)	(2)	(1)	(60.1)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	22	18	4	25.3%
Total segment revenues	$38	$29	$9	32.8%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
The increase in management, franchise, license, and other fees during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was driven by an increase in management fees in Western Europe and the Middle East, due to the continued recovery from the COVID-19 pandemic as well as eased travel restrictions.

		Three Months Ended March 31,
		RevPAR		Occupancy		ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable EAME system-wide hotels	96	$135	47.4%	62.5%	15.0% pts	$216	12.0%
Comparable EAME system-wide hotels RevPAR increased during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by increased demand and ADR in certain leisure destinations in Western Europe and the Middle East.
During the three months ended March 31, 2023, we removed two properties from the comparable EAME system-wide hotel results as one property left the hotel portfolio and one property is undergoing a significant renovation.
EAME management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
	2023	2022	Better / (Worse)
Segment Adjusted EBITDA	$12	$4	$8	256.9%
Adjusted EBITDA increased during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by the increase in management fees.

Apple Leisure Group segment revenues.

	Three Months Ended March 31,
	2023	2022	Better / (Worse)
Segment revenues
Management, franchise, license, and other fees	$39	$30	$9	31.1%
Distribution and destination management	328	246	82	33.1%
Other revenues	41	34	7	23.1%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	32	29	3	8.8%
Total segment revenues	$440	$339	$101	29.7%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
The increase in management, franchise, license, and other fees during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was driven by an increase in base management fees due to increased ADR and occupancy in the Americas. The three months ended March 31, 2022 were also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
The increase in distribution and destination management revenues during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was driven by higher departure volume and pricing as well as the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022.

		Three Months Ended March 31,
		Net Package RevPAR		Occupancy		Net Package ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable ALG system-wide hotels	82	$261	29.2%	77.7%	10.6% pts	$336	11.5%
The Net Package RevPAR increase at our comparable ALG system-wide hotels during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was driven by strong ADR across all markets as well as improved demand. The three months ended March 31, 2022 was also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of the year.
Apple Leisure Group segment Adjusted EBITDA.

	Three Months Ended March 31,
	2023	2022	Change
Segment Adjusted EBITDA	$79	$56	$23	39.9%

Net Deferral activity
Increase in deferred revenue	$58	$49	$9	17.5%
Increase in deferred costs	(27)	(25)	(2)	(7.6)%
Net Deferrals	$31	$24	$7	27.4%
Increase in Net Financed Contracts	$17	$7	$10	160.5%
Adjusted EBITDA increased during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by the improved margins for ALG Vacations and increased management fees.
During the three months ended March 31, 2023, compared to the three months ended March 31, 2022, Net Deferrals and Net Financed Contracts increased due to the sale of UVC membership contracts.
Net Deferrals represent cash received in the period for both membership down payments and monthly installment payments on financed contracts, less cash paid for costs incurred to sell new contracts, net of revenues and expenses recognized on our condensed consolidated statements of income (loss) during the period.

Net Financed Contracts represent contractual future cash flows due to the Company over an average term of less than 4 years, less expenses that will be incurred to fulfill the contract, net of monthly cash installment payments received during the period. At March 31, 2023 and December 31, 2022, the Net Financed Contract balance not recorded on our condensed consolidated balance sheets was $203 million and $186 million, respectively.
Corporate and other.

	Three Months Ended March 31,
	2023	2022	Better / (Worse)
Revenues	$22	$14	$8	63.2%
Adjusted EBITDA	$(42)	$(38)	$(4)	(12.2)%
Revenues increased during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily driven by increased license fee revenues related to our co-branded credit card programs.
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
Adjusted EBITDA excludes certain items that can vary widely across different industries and among companies within the same industry, including interest expense and benefit (provision) for income taxes, which are dependent on company specifics, including capital structure, credit ratings, tax policies, and jurisdictions in which they operate; depreciation and amortization, which are dependent on company policies including how the assets are utilized as well as the lives assigned to the assets; Contra revenue, which is dependent on company policies and strategic decisions regarding payments to hotel owners; and stock-based compensation expense, which varies among companies as a result of different compensation plans companies have adopted. We exclude revenues for the reimbursement of costs and costs incurred on behalf of managed and franchised properties which relate to the reimbursement of payroll costs and for system-wide services and programs that we operate for the benefit of our hotel owners as contractually we do not provide services or operate the related programs to generate a profit over the terms of the respective contracts. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively. Therefore, we exclude the net impact when evaluating period-over-period changes in our operating results. Adjusted EBITDA includes costs incurred on behalf of our managed and franchised properties related to system-wide services and programs that we do not intend to recover from hotel owners. Finally, we exclude other items that are not core to our operations, such as asset impairments and unrealized and realized gains and losses on marketable securities.
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
Comparable Hotels
"Comparable system-wide hotels" represents all properties we manage or franchise, including owned and leased properties, that are operated for the entirety of the periods being compared and that have not sustained substantial damage, business interruption, or undergone large-scale renovations during the periods being compared. Comparable system-wide hotels also exclude properties for which comparable results are not available. We may use variations of comparable system-wide hotels to specifically refer to comparable system-wide Americas hotels, including our wellness resorts, or our all-inclusive resorts, for those properties that we manage or franchise within the Americas management and franchising segment, comparable system-wide ASPAC hotels for those properties we manage or franchise within the ASPAC management and franchising segment, comparable system-wide EAME hotels for those properties that we manage or franchise within the EAME management and franchising segment, or comparable system-wide ALG all-inclusive resorts for those properties that we manage within the Apple Leisure Group segment. "Comparable owned and leased hotels" represents all properties we own or lease that are operated and consolidated for the entirety of the periods being compared and have not sustained substantial damage, business interruption, or undergone large-scale renovations during the periods being compared. Comparable owned and leased hotels also excludes properties for which comparable results are not available. Comparable system-wide hotels and comparable owned and leased hotels are commonly used as a basis of measurement in our industry. "Non-comparable system-wide hotels" or "non-comparable owned and leased hotels" represent all hotels that do not meet the respective definition of "comparable" as defined above.
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
Net Financed Contracts
Net Financed Contracts represent Unlimited Vacation Club contracts signed during the period for which an initial cash down payment has been received and the remaining balance is contractually due in monthly installments over an average term of less than 4 years. The Net Financed Contract balance is calculated as the unpaid portion of membership contracts reduced by expenses related to fulfilling the membership program contracts and further reduced by an allowance for future estimated uncollectible installments. Net Financed Contract balances are not reported on our condensed consolidated balance sheets as our right to collect future installments is conditional on our ability to provide continuous access to member benefits at ALG resorts over the contract term, and the associated expenses to fulfill the membership contracts become liabilities of the Company only after the installments are collected. We believe Net Financed Contracts is useful to investors as it represents an estimate of future cash flows due in accordance with contracts signed in the current period. At March 31, 2023, the Net Financed Contract balance not recorded on our condensed consolidated balance sheet was $203 million.
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

The table below provides a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2023	2022	Change
Net income (loss) attributable to Hyatt Hotels Corporation	$58	$(73)	$131	179.4%
Interest expense	33	40	(7)	(16.9)%
Provision for income taxes	47	2	45	NM
Depreciation and amortization	98	119	(21)	(18.5)%
EBITDA	236	88	148	166.5%
Contra revenue	10	9	1	24.4%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(729)	(540)	(189)	(34.9)%
Costs incurred on behalf of managed and franchised properties	749	556	193	34.6%
Equity (earnings) losses from unconsolidated hospitality ventures	2	9	(7)	(83.7)%
Stock-based compensation expense	32	28	4	15.3%
Asset impairments	2	3	(1)	(33.6)%
Other (income) loss, net	(48)	10	(58)	(612.2)%
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	14	6	8	122.7%
Adjusted EBITDA	$268	$169	$99	58.6%
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
In alignment with our long-term business strategy, on February 2, 2023, we completed the Dream Acquisition and paid $125 million using cash on hand. See Part I, Item 1 "Financial Statements—Note 6 to our Condensed Consolidated Financial Statements" for additional information.
We expect to successfully execute our commitment announced in August of 2021 to realize $2.0 billion of proceeds from the disposition of owned assets, net of acquisitions, by the end of 2024. As of May 4, 2023, we have realized $721 million of proceeds from the net disposition of owned assets as part of this commitment.
We may, from time to time, seek to retire or purchase our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. Such repurchases or exchanges, if any, will depend on prevailing market conditions, restrictions in our existing or future financing arrangements, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. During the three months ended March 31, 2023, we returned $106 million of capital to our stockholders through share repurchases, and during April 2023, we returned an additional $8 million of capital to our stockholders through share repurchases. During the three months ended March 31, 2023, there were no dividend payments.
We believe that our cash position, short-term investments, cash from operations, borrowing capacity under our revolving credit facility, and access to the capital markets will be adequate to meet all of our funding requirements and capital deployment objectives in both the short term and long term.

Recent Transactions Affecting our Liquidity and Capital Resources
During the three months ended March 31, 2023 and March 31, 2022, various transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Three Months Ended March 31,
	2023	2022
Cash provided by (used in):
Operating activities	$225	$180
Investing activities	(149)	(110)
Financing activities	(133)	(14)
Effect of exchange rate changes on cash	(4)	5
Cash, cash equivalents, and restricted cash reclassified to assets held for sale	—	(7)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(61)	$54
Cash Flows from Operating Activities
Cash provided by operating activities increased $45 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to improved performance across the portfolio driven by continued recovery from the COVID-19 pandemic and a decrease in cash paid for interest.
Cash Flows from Investing Activities
During the three months ended March 31, 2023:
•We acquired Dream Hotel Group for $125 million of cash.
•We invested $30 million in capital expenditures (see "—Capital Expenditures").
•We invested $30 million in an convertible debt security.
•We received $51 million of net proceeds from the sale of marketable securities and short-term investments.
During the three months ended March 31, 2022:
•We invested $43 million in capital expenditures (see "—Capital Expenditures").
•We paid $39 million related to the acquisition of ALG for amounts due back to the seller for purchase price adjustments.
•We invested $32 million in net purchases of marketable securities and short-term investments.
Cash Flows from Financing Activities
During the three months ended March 31, 2023:
•We repurchased 1,018,931 shares of Class A common stock for an aggregate purchase price of $106 million, inclusive of the payment of a $9 million liability for the repurchase of 106,116 shares recorded at December 31, 2022.
•We repurchased $13 million of our Senior Notes.

During the three months ended March 31, 2022:
• We did not have any significant financing activities.
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

	March 31, 2023	December 31, 2022
Consolidated debt (1)	$3,102	$3,113
Stockholders' equity	3,693	3,699
Total capital	6,795	6,812
Total debt to total capital	45.7%	45.7%
Consolidated debt (1)	3,102	3,113
Less: cash and cash equivalents and short-term investments	(1,051)	(1,149)
Net consolidated debt	$2,051	$1,964
Net debt to total capital	30.2%	28.8%
(1) Excludes approximately $534 million and $538 million of our share of unconsolidated hospitality venture indebtedness at March 31, 2023 and December 31, 2022, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance and technology, enhancements to existing properties, and other. We have been, and will continue to be, disciplined with respect to our capital spending, taking into account our cash flow from operations.

	Three Months Ended March 31,
	2023	2022
Maintenance and technology	$22	$19
Enhancements to existing properties	8	21
Other	—	3
Total capital expenditures	$30	$43
The decrease in capital expenditures is primarily driven by renovation spend at certain owned hotels in 2022. Total capital expenditures for the three months ended March 31, 2023 and March 31, 2022 include $6 million and $7 million, respectively, related to ALG. Excluding ALG, our capital expenditures continue to be below pre-COVID-19 pandemic levels, primarily as a result of our net dispositions of owned assets.
Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at March 31, 2023, as described in Part I, Item 1 "Financial Statements—Note 9 to our Condensed Consolidated Financial Statements." Interest on the Senior Notes is payable semi-annually.

Outstanding principal amount
$700 million senior unsecured notes maturing in 2023—1.300%	$643
$750 million senior unsecured notes maturing in 2024—1.800%	746
$450 million senior unsecured notes maturing in 2025—5.375%	450
$400 million senior unsecured notes maturing in 2026—4.850%	400
$400 million senior unsecured notes maturing in 2028—4.375%	399
$450 million senior unsecured notes maturing in 2030—5.750%	440
Total Senior Notes	$3,078

We are in compliance with all applicable covenants under the indenture governing our Senior Notes at March 31, 2023.
Revolving Credit Facility
The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions. At both March 31, 2023 and December 31, 2022, we had no balance outstanding. See Part I, Item 1 "Financial Statements—Note 9 to our Condensed Consolidated Financial Statements."
We are in compliance with all applicable covenants under the revolving credit facility at March 31, 2023.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $263 million in letters of credit issued directly with financial institutions outstanding at both March 31, 2023 and December 31, 2022. At March 31, 2023, these letters of credit, which mature on various dates through 2024, had weighted-average fees of approximately 149 basis points. See Part I, Item 1 "Financial Statements—Note 12 to our Condensed Consolidated Financial Statements."
Critical Accounting Policies and Estimates
Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have disclosed those estimates that we believe are critical and require complex judgment in their application in our 2022 Form 10-K, with an additional consideration below.
Contingent Consideration
Contingent consideration payable arising from acquisitions is recorded at fair value as a liability on the acquisition date and remeasured at each reporting date. Changes in fair value are recognized in other income (loss), net on our condensed consolidated statements of income (loss). In order to estimate the fair value, we generally utilize a Monte Carlo simulation to model the probability of possible outcomes. Changes to the significant assumptions or factors used to determine fair value, in particular assumptions related to the selection of discount rates, probabilities of achieving the contractual milestones, and timing of payments, could affect the fair value measurement upon acquisition and each reporting period thereafter. See Part I, Item 1, "Financial Statements—Note 6 to our Condensed Consolidated Financial Statements."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk, primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At March 31, 2023, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
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
At both March 31, 2023 and December 31, 2022, we did not hold any interest rate swap or outstanding interest rate lock contracts.
The following table sets forth the contractual maturities and the total fair values at March 31, 2023 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2023	2024	2025	2026	2027	Thereafter	Total carrying amount (1)	Total fair value (1)
Fixed-rate debt	$644	$746	$450	$400	$—	$839	$3,079	$3,017
Average interest rate (2)							3.58%
Floating-rate debt	$3	$4	$4	$4	$4	$11	$30	$31
Average interest rate (2)							8.02%
(1) Excludes $6 million of finance lease obligations and $13 million of unamortized discounts and deferred financing fees.
(2) Average interest rate at March 31, 2023.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amount of the outstanding forward contracts, which relate to intercompany transactions, with terms of less than one year, were $155 million at both March 31, 2023 and December 31, 2022.
We intend to offset the gains and losses related to our third-party debt and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on our annual net income (loss). Our exposure to market risk has not materially changed from what we previously disclosed in our 2022 Form 10-K.
For the three months ended March 31, 2023 and March 31, 2022, the effects of these derivative instruments resulted in $2 million of net losses and $5 million of net gains, respectively, recognized in other income (loss), net on our condensed consolidated statements of income (loss). We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect to our net income (loss). At March 31, 2023 and December 31, 2022, we had $3 million and $1 million, respectively, of liabilities recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to derivative instruments.

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
See Part I, Item 1, "Financial Statements—Note 11 and Note 12 to our Condensed Consolidated Financial Statements" for more information related to tax and legal contingencies.
Item 1A. Risk Factors.
At March 31, 2023, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock on a settlement date basis during the quarter ended March 31, 2023:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
January 1 to January 31, 2023	162,413	$89.57	162,413	$544,551,167
February 1 to February 28, 2023	—	—	—	$544,551,167
March 1 to March 31, 2023	856,518	107.34	856,518	$452,616,478
Total	1,018,931	$104.50	1,018,931
(1)On December 18, 2019, we announced the approval of the expansion of our share repurchase program. Under the approval, we are authorized to purchase up to $750 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the program may be suspended or discontinued at any time and does not have an expiration date. At March 31, 2023, we had approximately $453 million remaining under the share repurchase authorization. During April 2023, we repurchased 73,368 shares of Class A common stock, which were initiated prior to March 31, 2023, but not settled until April 2023. The shares of common stock were repurchased at a weighted-average price of $109.93 for an aggregate purchase price of $8 million, excluding insignificant related expenses. The shares of Class A common stock repurchased in the open market were retired and returned to the status of authorized and unissued shares. At April 30, 2023, we had $445 million remaining under the share repurchase authorization.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of Hyatt Hotels (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 16, 2023)

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 16, 2022)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Hyatt Hotels Corporation

Date:	May 4, 2023	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Hyatt Hotels Corporation

Date:	May 4, 2023	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)