Form 10-Q
period 2023-06-30
Hyatt Hotels Corp
filed 2023-08-03
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At July 28, 2023, there were 45,917,088 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 58,917,749 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
REVENUES:
Owned and leased hotels	$341	$331	$655	$602
Management, franchise, license, and other fees	248	204	479	358
Contra revenue	(12)	(9)	(22)	(18)
Net management, franchise, license, and other fees	236	195	457	340
Distribution and destination management	273	256	601	502
Other revenues	71	61	159	138
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	784	640	1,513	1,180
Total revenues	1,705	1,483	3,385	2,762
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	257	229	497	439
Distribution and destination management	224	206	482	400
Depreciation and amortization	99	105	197	224
Other direct costs	87	69	185	136
Selling, general, and administrative	142	76	303	187
Costs incurred on behalf of managed and franchised properties	789	628	1,538	1,184
Direct and selling, general, and administrative expenses	1,598	1,313	3,202	2,570
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	17	(46)	35	(77)
Equity earnings (losses) from unconsolidated hospitality ventures	(1)	1	(3)	(8)
Interest expense	(31)	(38)	(64)	(78)
Gains on sales of real estate	—	251	—	251
Asset impairments	(5)	(7)	(7)	(10)
Other income (loss), net	8	(19)	56	(29)
INCOME BEFORE INCOME TAXES	95	312	200	241
PROVISION FOR INCOME TAXES	(27)	(106)	(74)	(108)
NET INCOME	68	206	126	133
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$68	$206	$126	$133
EARNINGS PER SHARE—Basic
Net income	$0.64	$1.88	$1.19	$1.21
Net income attributable to Hyatt Hotels Corporation	$0.64	$1.88	$1.19	$1.21
EARNINGS PER SHARE—Diluted
Net income	$0.63	$1.85	$1.16	$1.19
Net income attributable to Hyatt Hotels Corporation	$0.63	$1.85	$1.16	$1.19

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$68	$206	$126	$133
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $(1) for the three and six months ended June 30, 2023 and $— for the three and six months ended and six months ended June 30, 2022	19	(34)	34	(13)
Derivative instrument adjustments, net of tax of $(1) for the three and six months ended June 30, 2023 and $— for the three and six months ended and six months ended June 30, 2022	1	1	2	3
Available-for-sale debt securities unrealized fair value adjustments, net of tax of $— for the three and six months ended June 30, 2023 and June 30, 2022	(3)	(3)	—	(10)
Pension liabilities adjustment, net of tax of $— for the three and six months ended June 30, 2023 and June 30, 2022	—	2	—	—
Other comprehensive income (loss)	17	(34)	36	(20)
COMPREHENSIVE INCOME	85	172	162	113
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$85	$172	$162	$113

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$882	$991
Restricted cash	45	39
Short-term investments	24	158
Receivables, net of allowances of $55 and $63 at June 30, 2023 and December 31, 2022, respectively	787	834
Inventories	10	9
Prepaids and other assets	192	180
Prepaid income taxes	50	39
Total current assets	1,990	2,250
Equity method investments	182	178
Property and equipment, net	2,384	2,384
Financing receivables, net of allowances of $40 and $44 at June 30, 2023 and December 31, 2022, respectively	64	60
Operating lease right-of-use assets	383	385
Goodwill	3,205	3,101
Intangibles, net	1,785	1,668
Deferred tax assets	293	257
Other assets	2,303	2,029
TOTAL ASSETS	$12,589	$12,312
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$46	$660
Accounts payable	486	500
Accrued expenses and other current liabilities	444	415
Current contract liabilities	1,442	1,438
Accrued compensation and benefits	162	235
Current operating lease liabilities	41	39
Total current liabilities	2,621	3,287
Long-term debt	3,053	2,453
Long-term contract liabilities	1,637	1,495
Long-term operating lease liabilities	289	298
Other long-term liabilities	1,304	1,077
Total liabilities	8,904	8,610
Commitments and contingencies (see Note 12)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding at both June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 45,902,599 issued and outstanding at June 30, 2023, and Class B common stock, $0.01 par value per share, 390,912,161 shares authorized, 58,917,749 shares issued and outstanding at June 30, 2023. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 47,482,787 issued and outstanding at December 31, 2022, and Class B common stock, $0.01 par value per share, 390,912,161 shares authorized, 58,917,749 shares issued and outstanding at December 31, 2022	1	1
Additional paid-in capital	155	318
Retained earnings	3,732	3,622
Accumulated other comprehensive loss	(206)	(242)
Total stockholders' equity	3,682	3,699
Noncontrolling interests in consolidated subsidiaries	3	3
Total equity	3,685	3,702
TOTAL LIABILITIES AND EQUITY	$12,589	$12,312
See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$126	$133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197	224
Gains on sales of real estate	—	(251)
Amortization of share awards	46	44
Amortization of operating lease right-of-use assets	19	17
Deferred income taxes	(27)	(2)
Asset impairments	7	10
Equity losses from unconsolidated hospitality ventures	3	8
Loss on extinguishment of debt	—	8
Contra revenue	22	18
Unrealized (gains) losses, net	(25)	44
Working capital changes and other	3	130
Net cash provided by operating activities	371	383
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(230)	(662)
Proceeds from marketable securities and short-term investments	308	387
Contributions to equity method and other investments	(35)	(5)
Return of equity method and other investments	—	23
Acquisitions, net of cash acquired	(175)	(39)
Capital expenditures	(80)	(104)
Issuance of financing receivables	(20)	(10)
Proceeds from sales of real estate, net of cash disposed	—	591
Other investing activities	(6)	20
Net cash provided by (used in) investing activities	(238)	201
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments and repurchases of debt	(20)	(16)
Repurchases of common stock	(214)	(101)
Dividends paid	(16)	—
Utilization of restricted cash for legal defeasance of Series 2005 Bonds	—	(8)
Other financing activities	(13)	(17)
Net cash used in financing activities	(263)	(142)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6)	11
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(136)	453
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—BEGINNING OF YEAR	1,067	1,065
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—END OF PERIOD	$931	$1,518

See accompanying Notes to condensed consolidated financial statements.
Supplemental disclosure of cash flow information:

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$882	$1,428
Restricted cash (1)	45	53
Restricted cash included in other assets (1)	4	37
Total cash, cash equivalents, and restricted cash	$931	$1,518

(1) Restricted cash generally represents collateral for certain obligations, escrow deposits, and other arrangements.

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash paid during the period for interest	$57	$68
Cash paid during the period for income taxes	$84	$39
Cash paid for amounts included in the measurement of operating lease liabilities	$23	$22
Non-cash investing and financing activities are as follows:
Change in accrued capital expenditures	$6	$8
Non-cash redemption of financing receivables	$20	$—
Non-cash right-of-use assets obtained in exchange for operating lease liabilities	$8	$3
Non-cash contingent consideration liability assumed in acquisition (see Note 6)	$107	$—
Non-cash legal defeasance of Series 2005 Bonds (see Note 6)	$—	$166
Non-cash reduction in right-of-use assets and operating lease liabilities for lease reassessment	$—	$12
Non-cash held-to-maturity debt security received (see Note 6)	$—	$19

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions of dollars, except share and per share amounts)
(Unaudited)

	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
	Class	Class	Class	Class
	A	B	A	B
BALANCE—January 1, 2022	50,322,050	59,653,271	$1	$—	$640	$3,167	$(245)	$3	$3,566
Total comprehensive loss	—	—	—	—	—	(73)	14	—	(59)
Employee stock plan issuance	12,221	—	—	—	1	—	—	—	1
Class share conversions	635,522	(635,522)	—	—	—	—	—	—	—
Share-based payment activity	303,355	—	—	—	16	—	—	—	16
BALANCE—March 31, 2022	51,273,148	59,017,749	$1	$—	$657	$3,094	$(231)	$3	$3,524
Total comprehensive income	—	—	—	—	—	206	(34)	—	172
Repurchases of common stock	(1,210,402)	—	—	—	(101)	—	—	—	(101)
Employee stock plan issuance	13,963	—	—	—	1	—	—	—	1
Share-based payment activity	19,623	—	—	—	16	—	—	—	16
BALANCE—June 30, 2022	50,096,332	59,017,749	$1	$—	$573	$3,300	$(265)	$3	$3,612

BALANCE—January 1, 2023	47,482,787	58,917,749	$1	$—	$318	$3,622	$(242)	$3	$3,702
Total comprehensive income	—	—	—	—	—	58	19	—	77
Repurchases of common stock (1)	(1,018,931)	—	—	—	(98)	—	—	—	(98)
Liability for repurchases of common stock (2)	—	—	—	—	(8)	—	—	—	(8)
Employee stock plan issuance	13,925	—	—	—	1	—	—	—	1
Share-based payment activity	366,917	—	—	—	22	—	—	—	22
BALANCE—March 31, 2023	46,844,698	58,917,749	$1	$—	$235	$3,680	$(223)	$3	$3,696
Total comprehensive income	—	—	—	—	—	68	17	—	85
Repurchases of common stock (3)	(968,629)	—	—	—	(101)	—	—	—	(101)
Employee stock plan issuance	18,337	—	—	—	2	—	—	—	2
Share-based payment activity	8,193	—	—	—	19	—	—	—	19
Cash dividends of $0.15 per share (see Note 13)	—	—	—	—	—	(16)	—	—	(16)
BALANCE—June 30, 2023	45,902,599	58,917,749	$1	$—	$155	$3,732	$(206)	$3	$3,685
(1) Includes the settlement of 1,018,931 shares repurchased for $106 million of cash, offset by the payment of a $9 million liability for shares not settled as of December 31, 2022, and also includes a $1 million liability for the 1% U.S. federal excise tax on certain share repurchases enacted by the Inflation Reduction Act of 2022.

(2) Represents repurchases of 73,368 shares for $8 million that were initiated prior to March 31, 2023, but settled in the second quarter of 2023.
(3) Includes the settlement of 968,629 shares repurchased for $108 million of cash, offset by the payment of a $8 million liability for shares not settled as of March 31, 2023, and also includes a $1 million liability for the 1% U.S. federal excise tax on certain share repurchases enacted by the Inflation Reduction Act of 2022.

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)
1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries have offerings that consist of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential, vacation, and condominium units. We also offer distribution and destination management services through ALG Vacations, a paid membership program through the Unlimited Vacation Club, and a global travel platform through Mr & Mrs Smith. At June 30, 2023, our hotel portfolio included 602 full service hotels, comprising 187,879 rooms throughout the world; 575 select service hotels, comprising 84,571 rooms, of which 452 hotels are located in the United States; and 120 all-inclusive resorts, comprising 38,721 rooms. At June 30, 2023, our portfolio of properties operated in 76 countries around the world. Additionally, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotels or licensed by third parties.
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
•"properties," "portfolio of properties," or "property portfolio" refer to our hotel portfolio and residential, vacation, and condominium units that we operate, manage, franchise, own, lease, develop, license, or to which we provide services or license our trademarks, including under the Park Hyatt, Grand Hyatt, Hyatt Regency, Hyatt, Hyatt Residence Club, Hyatt Place, Hyatt House, Hyatt Studios, UrCove, Miraval, Alila, Andaz, Thompson Hotels, Dream Hotels, Hyatt Centric, Caption by Hyatt, The Unbound Collection by Hyatt, Destination by Hyatt, JdV by Hyatt, Impression by Secrets, Hyatt Ziva, Hyatt Zilara, Zoëtry Wellness & Spa Resorts, Secrets Resorts & Spas, Breathless Resorts & Spas, Dreams Resorts & Spas, Hyatt Vivid Hotels & Resorts, Alua Hotels & Resorts, and Sunscape Resorts & Spas brands;
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
2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Standards
Reference Rate Reform—In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2020-04 ("ASU 2020-04"), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions that we can elect to adopt, subject to meeting certain criteria, regarding contract modifications, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued Accounting Standards Update No. 2022-06 ("ASU 2022-06"), Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 was effective upon issuance and defers the sunset date of Topic 848 by two years, extending the provisions of ASU 2020-04 through December 31, 2024. During the six months ended June 30, 2023, we amended certain LIBOR-based contracts and adopted the provisions of ASU 2020-04 in conjunction with the amendments. We are also in the process of converting other LIBOR-based contracts to alternative reference rates. ASU 2020-04 did not materially impact our condensed consolidated financial statements upon adoption and is not expected to have a material future impact as we continue to apply optional expedients or exceptions.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
The following tables present our revenues disaggregated by the nature of the product or service:

	Three Months Ended June 30, 2023
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME management and franchising	Apple Leisure Group	Corporate and other	Eliminations	Total
Rooms revenues (1)	$217	$—	$—	$—	$7	$—	$(7)	$217
Food and beverage	84	—	—	—	—	—	—	84
Other	40	—	—	—	—	—	—	40
Owned and leased hotels	341	—	—	—	7	—	(7)	341
Base management fees	—	64	17	11	14	—	(10)	96
Incentive management fees	—	20	22	8	13	—	(4)	59
Franchise, license, and other fees	—	58	3	4	9	19	—	93
Management, franchise, license, and other fees	—	142	42	23	36	19	(14)	248
Contra revenue	—	(6)	(1)	(3)	(2)	—	—	(12)
Net management, franchise, license, and other fees	—	136	41	20	34	19	(14)	236
Distribution and destination management	—	—	—	—	273	—	—	273
Other revenues	—	22	—	—	43	6	—	71
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	687	41	24	32	—	—	784
Total	$341	$845	$82	$44	$389	$25	$(21)	$1,705
(1) Apple Leisure Group includes package revenues for all-inclusive leased properties.

	Six Months Ended June 30, 2023
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME management and franchising	Apple Leisure Group	Corporate and other	Eliminations	Total
Rooms revenues (1)	$415	$—	$—	$—	$7	$—	$(15)	$407
Food and beverage	169	—	—	—	—	—	—	169
Other	79	—	—	—	—	—	—	79
Owned and leased hotels	663	—	—	—	7	—	(15)	655
Base management fees	—	126	33	18	29	—	(19)	187
Incentive management fees	—	40	40	16	29	—	(9)	116
Franchise, license, and other fees	—	109	7	8	17	35	—	176
Management, franchise, license, and other fees	—	275	80	42	75	35	(28)	479
Contra revenue	—	(12)	(2)	(6)	(2)	—	—	(22)
Net management, franchise, license, and other fees	—	263	78	36	73	35	(28)	457
Distribution and destination management	—	—	—	—	601	—	—	601
Other revenues	—	63	—	—	84	12	—	159
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1,327	76	46	64	—	—	1,513
Total	$663	$1,653	$154	$82	$829	$47	$(43)	$3,385
(1) Apple Leisure Group includes package revenues for all-inclusive leased properties.

	Three Months Ended June 30, 2022
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising (2)	EAME management and franchising (2)	Apple Leisure Group	Corporate and other	Eliminations	Total
Rooms revenues (1)	$209	$—	$—	$—	$4	$—	$(8)	$205
Food and beverage	87	—	—	—	—	—	—	87
Other	39	—	—	—	—	—	—	39
Owned and leased hotels	335	—	—	—	4	—	(8)	331
Base management fees	—	61	10	9	9	—	(10)	79
Incentive management fees	—	18	7	7	17	—	(4)	45
Franchise, license, and other fees	—	53	4	2	10	11	—	80
Management, franchise, license, and other fees	—	132	21	18	36	11	(14)	204
Contra revenue	—	(6)	(1)	(2)	—	—	—	(9)
Net management, franchise, license, and other fees	—	126	20	16	36	11	(14)	195
Distribution and destination management	—	—	—	—	256	—	—	256
Other revenues	—	25	—	—	33	2	1	61
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	557	39	18	26	—	—	640
Total	$335	$708	$59	$34	$355	$13	$(21)	$1,483
(1) Apple Leisure Group includes package revenues for all-inclusive leased properties.
(2) Amounts presented have been adjusted for changes within the segments effective on January 1, 2023 (see Note 16).

	Six Months Ended June 30, 2022
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising (2)	EAME management and franchising (2)	Apple Leisure Group	Corporate and other	Eliminations	Total
Rooms revenues (1)	$376	$—	$—	$—	$4	$—	$(14)	$366
Food and beverage	156	—	—	—	—	—	—	156
Other	80	—	—	—	—	—	—	80
Owned and leased hotels	612	—	—	—	4	—	(14)	602
Base management fees	—	107	18	15	17	—	(18)	139
Incentive management fees	—	30	12	13	36	—	(6)	85
Franchise, license, and other fees	—	90	7	3	13	21	—	134
Management, franchise, license, and other fees	—	227	37	31	66	21	(24)	358
Contra revenue	—	(12)	(2)	(4)	—	—	—	(18)
Net management, franchise, license, and other fees	—	215	35	27	66	21	(24)	340
Distribution and destination management	—	—	—	—	502	—	—	502
Other revenues	—	63	—	—	67	6	2	138
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1,018	71	36	55	—	—	1,180
Total	$612	$1,296	$106	$63	$694	$27	$(36)	$2,762
(1) Apple Leisure Group includes package revenues for all-inclusive leased properties.
(2) Amounts presented have been adjusted for changes within the segments effective on January 1, 2023 (see Note 16).
Contract Balances
Our contract assets, included in receivables, net on our condensed consolidated balance sheets, were insignificant at both June 30, 2023 and December 31, 2022. As our profitability hurdles are generally calculated on a full-year basis, we expect our contract assets to be insignificant at year-end.
Contract liabilities were comprised of the following:

	June 30, 2023	December 31, 2022
Deferred revenue related to the paid membership program	$1,122	$1,013
Deferred revenue related to the loyalty program	1,062	928
Deferred revenue related to travel distribution and destination management services	655	732
Advanced deposits	60	61
Initial fees received from franchise owners	44	45
Deferred revenue related to insurance programs	29	66
Other deferred revenue	107	88
Total contract liabilities	$3,079	$2,933
Revenue recognized during the three months ended June 30, 2023 and June 30, 2022 included in the contract liabilities balance at the beginning of each year was $220 million and $168 million, respectively. Revenue recognized during the six months ended June 30, 2023 and June 30, 2022 included in the contract liabilities balance at the beginning of each year was $874 million and $669 million, respectively. This revenue primarily relates to travel distribution and destination management services, the loyalty program, and the Unlimited Vacation Club paid membership program.

Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $530 million at June 30, 2023, approximately 20% of which we expect to recognize over the next 12 months, with the remainder to be recognized thereafter.
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
Equity Method Investments
Equity method investments were $182 million and $178 million at June 30, 2023 and December 31, 2022, respectively.
During the three and six months ended June 30, 2022, we received $23 million of proceeds related to the sale of our ownership interest in an equity method investment and recognized a $4 million pre-tax gain in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income, net of a $5 million reclassification from accumulated other comprehensive loss (see Note 13).
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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value on our condensed consolidated balance sheets, were as follows:

	June 30, 2023	December 31, 2022
Loyalty program (Note 8)	$814	$728
Deferred compensation plans held in rabbi trusts (Note 8 and Note 10)	470	420
Captive insurance company (Note 8)	104	110
Total marketable securities held to fund operating programs	$1,388	$1,258
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents and short-term investments	(354)	(339)
Marketable securities held to fund operating programs included in other assets	$1,034	$919
At June 30, 2023 and December 31, 2022, marketable securities held to fund operating programs included:
•$230 million and $174 million, respectively, of available-for-sale ("AFS") debt securities with contractual maturity dates ranging from 2023 through 2069. The amortized cost of our AFS debt securities approximates fair value;
•$65 million and $62 million, respectively, of equity securities with a readily determinable fair value;
•$28 million and $138 million, respectively, of time deposits classified as held-to-maturity ("HTM") debt securities with contractual maturity dates ranging from 2023 through 2026. The amortized cost of our time deposits approximates fair value.

Net unrealized and realized gains (losses) from marketable securities held to fund operating programs recognized on our condensed consolidated financial statements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$14	$(46)	$31	$(78)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (2)	6	(22)	15	(37)
Other income (loss), net (Note 18)	(1)	(12)	5	(30)
Other comprehensive income (loss) (Note 13)	(3)	(3)	—	(10)

Realized gains, net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$3	$—	$4	$1
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (2)	2	1	2	1
(1) Unrealized and realized gains and losses recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts are offset by amounts recognized in owned and leased hotels expenses and selling, general, and administrative expenses with no impact to net income.
(2) Unrealized and realized gains and losses recognized in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties related to investments held to fund rabbi trusts are offset by amounts recognized in costs incurred on behalf of managed and franchised properties with no impact on net income.
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at cost or fair value, depending on the nature of the investment, on our condensed consolidated balance sheets, were as follows:

	June 30, 2023	December 31, 2022
Interest-bearing money market funds	$140	$430
Common shares in Playa N.V. (Note 8)	99	79
Time deposits (1)	14	10
Total marketable securities held for investment purposes	$253	$519
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(154)	(440)
Marketable securities held for investment purposes included in other assets	$99	$79
(1) Time deposits have contractual maturity dates in 2023. The amortized cost of our time deposits approximates fair value.
We hold common shares in Playa Hotels & Resorts N.V. ("Playa N.V."), which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. We did not sell any shares of common stock during the six months ended June 30, 2023 or June 30, 2022. Net unrealized gains (losses) recognized on our condensed consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Other income (loss), net (Note 18)	$(17)	$(22)	$20	$(14)

Fair Value—We measure marketable securities at fair value on a recurring basis:

	June 30, 2023	Cash and cash equivalents	Short-term investments	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$482	$482	$—	$—
Mutual funds	535	—	—	535
Common shares in Playa N.V.	99	—	—	99
Level Two - Significant Other Observable Inputs
Time deposits	42	2	14	26
U.S. government obligations	237	—	1	236
U.S. government agencies	57	—	9	48
Corporate debt securities	142	—	—	142
Mortgage-backed securities	19	—	—	19
Asset-backed securities	24	—	—	24
Municipal and provincial notes and bonds	4	—	—	4
Total	$1,641	$484	$24	$1,133

	December 31, 2022	Cash and cash equivalents	Short-term investments	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$620	$620	$—	$—
Mutual funds	482	—	—	482
Common shares in Playa N.V.	79	—	—	79
Level Two - Significant Other Observable Inputs
Time deposits	148	1	145	2
U.S. government obligations	237	—	3	234
U.S. government agencies	55	—	8	47
Corporate debt securities	109	—	2	107
Mortgage-backed securities	21	—	—	21
Asset-backed securities	21	—	—	21
Municipal and provincial notes and bonds	5	—	—	5
Total	$1,777	$621	$158	$998
During the six months ended June 30, 2023 and June 30, 2022, there were no transfers between levels of the fair value hierarchy. We do not have nonfinancial assets or nonfinancial liabilities required to be measured at fair value on a recurring basis.
Other Investments
HTM Debt Securities—We hold investments in third-party entities associated with certain of our hotels. The investments are redeemable on various dates through 2062 and recorded as HTM debt securities within other assets on our condensed consolidated balance sheets:

	June 30, 2023	December 31, 2022
HTM debt securities	$97	$96
Less: allowance for credit losses	(30)	(31)
Total HTM debt securities, net of allowances	$67	$65

The following table summarizes the activity in our HTM debt securities allowance for credit losses:

	2023	2022
Allowance at January 1	$31	$38
Provisions, net (1)	1	1
Allowance at March 31	$32	$39
Provisions, net (1)	1	1
Write-offs	(3)	—
Allowance at June 30	$30	$40
(1) Provisions for credit losses were partially or fully offset by interest income recognized in the same periods (see Note 18).
We estimated the fair value of these HTM debt securities to be approximately $84 million and $81 million at June 30, 2023 and December 31, 2022, respectively. The fair values of our investments in preferred shares, which are classified as Level Three in the fair value hierarchy, are estimated using internally-developed discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value. The remaining HTM debt securities are classified as Level Two in the fair value hierarchy due to the use and weighting of multiple market inputs being considered in the final price of the security.
Convertible Debt Security—During the six months ended June 30, 2023, we invested in a $30 million convertible debt security, which is classified as AFS and recorded within other assets on our condensed consolidated balance sheet, associated with a franchised property. The investment has a contractual maturity date in 2029. At June 30, 2023, the amortized cost of our convertible debt investment approximates fair value. Based on the lack of available market data, we have classified the investment as Level Three in the fair value hierarchy. During the three and six months ended June 30, 2023, there were no unrealized or realized gains or losses recognized on our investment.
Equity Securities Without a Readily Determinable Fair Value—At June 30, 2023 and December 31, 2022, we held $16 million and $12 million, respectively, of investments in equity securities without a readily determinable fair value, which are recorded within other assets on our condensed consolidated balance sheets and represent investments in entities where we do not have the ability to significantly influence the operations of the entity.
5.    RECEIVABLES
Receivables
At June 30, 2023 and December 31, 2022, we had $787 million and $834 million, respectively, of net receivables recorded on our condensed consolidated balance sheets.
The following table summarizes the activity in our receivables allowance for credit losses:

	2023	2022
Allowance at January 1	$63	$53
Provisions, net	3	7
Write-offs	(3)	(4)
Allowance at March 31	$63	$56
Provisions (reversals), net	(7)	6
Write-offs	(1)	(2)
Other	—	(1)
Allowance at June 30	$55	$59

Financing Receivables

	June 30, 2023	December 31, 2022
Unsecured financing to hotel owners	$116	$120
Less: current portion of financing receivables, included in receivables, net	(12)	(16)
Less: allowance for credit losses	(40)	(44)
Total long-term financing receivables, net of allowances	$64	$60
Allowance for Credit Losses—The following table summarizes the activity in our unsecured financing receivables allowance for credit losses:

	2023	2022
Allowance at January 1	$44	$69
Provisions (reversals), net	(1)	—
Foreign currency exchange, net	—	3
Allowance at March 31	$43	$72
Write-offs	(2)	(1)
Provisions (reversals), net	(1)	(7)
Foreign currency exchange, net	—	(4)
Allowance at June 30	$40	$60
Credit Monitoring—Our unsecured financing receivables were as follows:

	June 30, 2023
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$112	$(39)	$73	$21
Other financing arrangements	4	(1)	3	—
Total unsecured financing receivables	$116	$(40)	$76	$21

	December 31, 2022
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$118	$(43)	$75	$22
Other financing arrangements	2	(1)	1	1
Total unsecured financing receivables	$120	$(44)	$76	$23
Fair Value—We estimated the fair value of financing receivables to be approximately $121 million and $117 million at June 30, 2023 and December 31, 2022, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using discounted future cash flow models. The principal inputs used are projected future cash flows and the discount rate, which is generally the effective interest rate of the loan.
6.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Mr & Mrs Smith—During the three months ended June 30, 2023, Hyatt acquired 100% of the outstanding shares of Smith Global Limited ("Mr & Mrs Smith") in a business combination through a locked box structure. The enterprise value of £53 million was subject to customary adjustments related to indebtedness and net working capital as of the locked box date, as well as a value accrual representing the economic value from the locked box date through the acquisition date (the "Mr & Mrs Smith Acquisition").

We closed on the transaction on June 2, 2023 and paid cash of £58 million (approximately $72 million using exchange rates as of the acquisition date).
Net assets acquired were determined as follows:

Cash paid, net of cash acquired	$50
Cash acquired	22
Net assets acquired	$72
The acquisition includes technology related to a global travel platform, brand name, and relationships with affiliated hotel owners. Following the acquisition date, fee revenues and operating expenses of Mr & Mrs Smith were recognized in our condensed consolidated statements of income and were insignificant for the period from the acquisition date through June 30, 2023.
Our condensed consolidated balance sheet at June 30, 2023 reflects preliminary estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired are estimated using discounted future cash flow models, the relief from royalty method, or a cost-based approach. Depending on the valuation method, these estimates include revenue projections based on long-term growth rates, expected attrition, historical cost information, and/or an obsolescence factor, all of which are primarily Level Three assumptions. The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
We will continue to evaluate the contracts acquired and the underlying inputs and assumptions used in our valuation of assets acquired and liabilities assumed. Accordingly, these estimates, along with any related tax impacts, are subject to change during the measurement period, which is up to one year from the date of acquisition.
The following table summarizes the preliminary fair value of the identifiable net assets acquired at the acquisition date:

Cash and cash equivalents	$22
Receivables	6
Prepaids and other assets	1
Goodwill (1)	40
Indefinite-lived intangibles (2)	12
Customer relationship intangibles (3)	12
Other intangibles (4)	16
Deferred tax assets	1
Total assets acquired	$110

Accounts payable	$1
Accrued expenses and other current liabilities	21
Current contract liabilities	6
Other long-term liabilities	10
Total liabilities assumed	$38
Total net assets acquired attributable to Hyatt Hotels Corporation	$72
(1) The goodwill, which is recorded in corporate and other, is attributable to growth opportunities we expect to realize through direct booking access to properties within the Mr & Mrs Smith platform through our distribution channels. Goodwill is not tax deductible.
(2) Relates to the Mr & Mrs Smith brand name.
(3) Amortized over a useful life of 12 years.
(4) Amortized over a useful life of 10 years.
We recognized $4 million of transaction costs, primarily related to financial advisory and legal fees, in other income (loss), net on our condensed consolidated statements of income during both the three and six months ended June 30, 2023 (see Note 18).

Dream Hotel Group—During the six months ended June 30, 2023, a Hyatt affiliate acquired 100% of the limited liability company interests of each of Chatwal Hotels & Resorts, LLC, DHG Manager, LLC, and each of the subsidiaries of DHG Manager, LLC (collectively, "Dream Hotel Group") for $125 million of base consideration, subject to customary adjustments related to working capital and indebtedness, and up to an additional $175 million of contingent consideration to be paid through 2028 upon the achievement of certain milestones related to the development of additional hotels and/or potential new hotels previously identified by the sellers (the "Dream Acquisition").
We closed on the transaction on February 2, 2023 and paid $125 million of cash. Upon acquisition, we recorded a $107 million contingent consideration liability at fair value in other long-term liabilities on our condensed consolidated balance sheet. The fair value was estimated using a Monte Carlo simulation to model the likelihood of achieving the agreed-upon milestones based on available information as of the acquisition date. The valuation methodology includes assumptions and judgments regarding the discount rate, estimated probability of achieving the milestones, and expected timing of payments, which are primarily Level Three assumptions. The contingent consideration liability will be remeasured at fair value on a quarterly basis (see Note 12).
Net assets acquired were determined as follows:

Cash paid	$125
Fair value of contingent consideration	107
Net assets acquired	$232
The acquisition includes management and license agreements for both operating and additional hotels that are expected to open in the future, primarily across North America, and the affiliated trade names for three lifestyle hotel brands. Following the acquisition date, fee revenues and operating expenses of Dream Hotel Group were recognized in our condensed consolidated statements of income and were insignificant for the three months ended June 30, 2023 and for the period from the acquisition date through June 30, 2023.
Our condensed consolidated balance sheet at June 30, 2023 reflects preliminary estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired are estimated using either discounted future cash flow models or the relief from royalty method, both of which include revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three assumptions. The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
During the three months ended June 30, 2023, the fair values of certain assets acquired and liabilities assumed were revised. The measurement period adjustments primarily resulted from the refinement of certain assumptions, including contract terms and useful lives, which affected the underlying cash flows in the valuation and were based on facts and circumstances that existed at the acquisition date. Measurement period adjustments recorded on our condensed consolidated balance sheet at June 30, 2023 include a $20 million decrease in intangibles, net with a corresponding increase to goodwill. During the three months ended June 30, 2023, we recognized an insignificant reduction of amortization expense on our condensed consolidated statements of income that would have been recognized during the three months ended March 31, 2023, if the measurement period adjustments would have been made as of the acquisition date.
We will continue to evaluate the contracts acquired and the underlying inputs and assumptions used in our valuation of assets acquired and liabilities assumed. Accordingly, these estimates, along with any related tax impacts, are subject to change during the measurement period, which is up to one year from the date of acquisition.

The following table summarizes the preliminary fair value of the identifiable net assets acquired at the acquisition date:

Receivables	$1
Goodwill (1)	61
Indefinite-lived intangibles (2)	21
Management agreement intangibles (3)	143
Other intangibles (2)	7
Total assets acquired	$233

Long-term contract liabilities	$1
Total liabilities assumed	$1
Total net assets acquired attributable to Hyatt Hotels Corporation	$232
(1) The goodwill, which is tax deductible and recorded on the Americas management and franchising segment, is attributable to the growth opportunities we expect to realize by expanding our lifestyle offerings and providing global travelers with an increased number of elevated hospitality experiences.
(2) Includes intangible assets related to the Dream Hotels, The Chatwal, and Unscripted Hotels brand names. Certain brand names are amortized over useful lives of 20 years.
(3) Amortized over useful lives of approximately 9 to 22 years, with a weighted-average useful life of approximately 17 years.
During the three and six months ended June 30, 2023, we recognized an insignificant amount and $7 million, respectively, of transaction costs, primarily related to regulatory, financial advisory, and legal fees, in other income (loss), net on our condensed consolidated statements of income (see Note 18).
Dispositions
The Confidante Miami Beach—During the three months ended June 30, 2022, we sold The Confidante Miami Beach to an unrelated third party for approximately $227 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $24 million pre-tax gain, which was recognized in gains on sales of real estate on our condensed consolidated statements of income during the three months ended June 30, 2022. The operating results of this hotel prior to the sale remain within our owned and leased hotels segment.
The Driskill—During the three months ended June 30, 2022, we sold The Driskill to an unrelated third party for approximately $119 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $51 million pre-tax gain, which was recognized in gains on sales of real estate on our condensed consolidated statements of income during the three months ended June 30, 2022. The operating results of this hotel prior to the sale remain within our owned and leased hotels segment.
Grand Hyatt San Antonio River Walk—During the three months ended June 30, 2022, we sold Grand Hyatt San Antonio River Walk to an unrelated third party and accounted for the transaction as an asset disposition. We received approximately $109 million of cash consideration, net of closing costs; a $19 million HTM debt security as additional consideration; and $18 million from the release of restricted cash held for debt service related to Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A and Contract Revenue Bonds, Senior Taxable Series 2005B (collectively, the "Series 2005 Bonds"). At the time of sale, we had $166 million of outstanding debt related to the Series 2005 Bonds, inclusive of accrued interest and net of $4 million of unamortized discounts, which was legally defeased in conjunction with the sale. Upon sale, we entered into a long-term management agreement for the property.
The sale resulted in a $137 million pre-tax gain, which was recognized in gains on sales of real estate on our condensed consolidated statements of income during the three months ended June 30, 2022. In connection with the disposition, we recognized a $7 million goodwill impairment charge in asset impairments on our condensed consolidated statements of income during the three months ended June 30, 2022. The assets disposed represented the entirety of the reporting unit and therefore, no business operations remained to support the related goodwill, which was therefore impaired. The operating results of this hotel prior to the sale remain within our owned and leased hotels segment.

Hyatt Regency Indian Wells Resort & Spa—During the three months ended June 30, 2022, we sold Hyatt Regency Indian Wells Resort & Spa to an unrelated third party for approximately $136 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $40 million pre-tax gain, which was recognized in gains on sales of real estate on our condensed consolidated statements of income during the three months ended June 30, 2022. The operating results of this hotel prior to the sale remain within our owned and leased hotels segment.
7.    INTANGIBLES, NET

		June 30, 2023
	Weighted- average useful lives in years	Gross carrying value	Accumulated amortization	Net carrying value
Management and franchise agreement intangibles	15	$919	$(217)	$702
Brand and other indefinite-lived intangibles	—	626	—	626
Customer relationships intangibles	8	620	(194)	426
Other intangibles	9	45	(14)	31
Total		$2,210	$(425)	$1,785

	December 31, 2022
	Gross carrying value	Accumulated amortization	Net carrying value
Management and franchise agreement intangibles	$786	$(184)	$602
Brand and other indefinite-lived intangibles	593	—	593
Customer relationships intangibles	608	(145)	463
Other intangibles	22	(12)	10
Total	$2,009	$(341)	$1,668

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization expense	$45	$51	$89	$111
8.    OTHER ASSETS

	June 30, 2023	December 31, 2022
Management and franchise agreement assets constituting payments to customers (1)	$810	$699
Marketable securities held to fund rabbi trusts (Note 4)	470	420
Marketable securities held to fund the loyalty program (Note 4)	447	406
Deferred costs related to the paid membership program	150	106
Marketable securities held for captive insurance company (Note 4)	117	93
Long-term investments (Note 4)	113	77
Common shares in Playa N.V. (Note 4)	99	79
Long-term restricted cash	4	37
Other	93	112
Total other assets	$2,303	$2,029
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.
9.    DEBT
At June 30, 2023 and December 31, 2022, we had $3,099 million and $3,113 million, respectively, of total debt, which included $46 million and $660 million, respectively, recorded in current maturities of long-term debt on our condensed consolidated balance sheets. At June 30, 2023, a portion of our 1.300% senior notes due 2023 (the

"2023 Notes") was classified as long-term on our condensed consolidated balance sheet based on our intent and ability to refinance the debt on a long-term basis (see Note 19).
Senior Notes Repurchases—During the six months ended June 30, 2023, we repurchased $18 million of the 2023 Notes in the open market.
Revolving Credit Facility—During the six months ended June 30, 2023 and June 30, 2022, we had no borrowings or repayments on our revolving credit facility in effect for each of the respective periods. At both June 30, 2023 and December 31, 2022, we had no balance outstanding. At June 30, 2023, we had $1,496 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding.
Fair Value—We estimated the fair value of debt, which consists of the notes below (collectively, the "Senior Notes") and other long-term debt, excluding finance leases.
•$700 million of 1.300% senior notes due 2023
•$750 million of 1.800% senior notes due 2024
•$450 million of 5.375% senior notes due 2025
•$400 million of 4.850% senior notes due 2026
•$400 million of 4.375% senior notes due 2028
•$450 million of 5.750% senior notes due 2030
Our Senior Notes are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. We estimated the fair value of other debt instruments using a discounted cash flow analysis based on current market inputs for similar types of arrangements. We classified our other debt instruments and revolving credit facility, if applicable, as Level Three based on the lack of available market data. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in our assumptions will result in different estimates of fair value.

	June 30, 2023
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$3,105	$3,035	$—	$3,003	$32
(1) Excludes $6 million of finance lease obligations and $12 million of unamortized discounts and deferred financing fees.

	December 31, 2022
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$3,121	$3,006	$—	$2,976	$30
(2) Excludes $7 million of finance lease obligations and $15 million of unamortized discounts and deferred financing fees.
10.    OTHER LONG-TERM LIABILITIES

	June 30, 2023	December 31, 2022
Deferred compensation plans funded by rabbi trusts (Note 4)	$470	$420
Income taxes payable	389	339
Guarantee liabilities (Note 12)	128	124
Contingent consideration liability (Note 12)	105	—
Deferred income taxes (Note 11)	85	72
Self-insurance liabilities (Note 12)	71	68
Other	56	54
Total other long-term liabilities	$1,304	$1,077

11.    INCOME TAXES
The provision for income taxes for the three and six months ended June 30, 2023 was $27 million and $74 million, respectively, compared to the provision for income taxes of $106 million and $108 million for the three and six months ended June 30, 2022, respectively. The decrease in the provision for income taxes for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, was primarily driven by sales of Hyatt Regency Indian Wells Resort & Spa, Grand Hyatt San Antonio River Walk, The Driskill, and The Confidante Miami Beach in 2022.
We are subject to audits by federal, state, and foreign tax authorities. U.S. tax years 2018 through 2020 are currently under field exam. U.S. tax years 2009 through 2011 are before the U.S. Tax Court concerning the tax treatment of the loyalty program. The U.S. Tax Court trial proceedings occurred during April 2022 and the trial outcome is pending, subject to the U.S. Tax Court Judge's ruling. During the year ended December 31, 2021, we received a Notice of Proposed Adjustment for tax years 2015 through 2017 related to the loyalty program issue. As a result, U.S. tax years 2009 through 2017 are pending the outcome of the issue currently in U.S. Tax Court. If the IRS' position to include loyalty program contributions as taxable income to the Company is upheld, it would result in an income tax payment of $243 million (including $85 million of estimated interest, net of federal tax benefit) for all assessed years. As future tax benefits will be recognized at the reduced U.S. corporate income tax rate, $95 million of the tax payment and related interest would have an impact on the effective tax rate, if recognized. We believe we have an adequate uncertain tax liability recorded in connection with this matter.
At June 30, 2023 and December 31, 2022, total unrecognized tax benefits recorded in other long-term liabilities on our condensed consolidated balance sheets were $292 million and $253 million, respectively, of which $124 million and $102 million, respectively, would impact the effective tax rate, if recognized. While it is reasonably possible that the amount of uncertain tax benefits associated with the U.S. treatment of the loyalty program could significantly change within the next 12 months, at this time, we are not able to estimate the range by which the reasonably possible outcomes of the pending litigation could impact our uncertain tax benefits within the next 12 months.
12.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety and other bonds, and letter of credit agreements.
Commitments—At June 30, 2023, we are committed, under certain conditions, to lend, provide certain consideration to, or invest in various business ventures up to $356 million, net of any related letters of credit.
Performance Guarantees—Certain of our contractual agreements with third-party hotel owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. Except as described below, at June 30, 2023, our performance guarantees had $110 million of remaining maximum exposure and expire between 2023 and 2042.
Through acquisitions, we acquired certain management agreements with performance guarantees based on annual performance levels and with expiration dates between 2023 and 2045. Contract terms within certain management agreements limit our exposure, and therefore, we are unable to reasonably estimate our maximum potential future payments.
At June 30, 2023 and December 31, 2022, we had $95 million and $108 million, respectively, of total performance guarantee liabilities, which included $91 million and $96 million, respectively, recorded in other long-term liabilities and $4 million and $12 million, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At both June 30, 2023 and December 31, 2022, we had an insignificant amount recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to these performance cure payments.
Debt Repayment Guarantees—We enter into various debt repayment guarantees in order to assist third-party owners, franchisees, and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Geographical region	Maximum potential future payments (1)	Maximum exposure net of recoverability from third parties (1)	Other long-term liabilities recorded at June 30, 2023	Other long-term liabilities recorded at December 31, 2022	Year of guarantee expiration
United States (2), (3)	$110	$41	$11	$3	various, through 2027
All foreign (2), (4)	199	180	26	25	various, through 2031
Total	$309	$221	$37	$28
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
At June 30, 2023, we are not aware, nor have we received any notification, that our unconsolidated hospitality ventures, third-party owners, or franchisees are not current on their debt service obligations where we have provided a debt repayment guarantee.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be approximately $140 million and $124 million at June 30, 2023 and December 31, 2022, respectively. Based on the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Contingent Consideration Fair Value—We may pay up to an additional $175 million of contingent consideration through 2028 as a result of the Dream Acquisition (see Note 6). The contingent consideration liability is remeasured at fair value on a recurring basis and is classified as Level Three in the fair value hierarchy. The following table summarizes the changes in fair value:

2023
Fair value as of acquisition date and at March 31	$107
Adjustments recognized in other income (loss), net (Note 18)	(1)
Fair value at June 30	$106
Less: current portion of contingent consideration liability included in accrued expenses and other current liabilities	(1)
Contingent consideration liability included in other long-term liabilities (Note 10)	$105
Insurance—We obtain commercial insurance for potential losses from general liability, property, automobile, workers' compensation, employment practices liability, crime, cyber, and other miscellaneous risks. A portion of the risk is retained through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance company to be paid within 12 months are $42 million and $39 million at June 30, 2023 and December 31, 2022, respectively, and are recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Reserves for losses in our captive insurance company to be paid in future periods are $71 million and $68 million at June 30, 2023 and December 31, 2022, respectively, and are recorded in other long-term liabilities on our condensed consolidated balance sheets (see Note 10).
Collective Bargaining Agreements—At June 30, 2023, approximately 20% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between various unions and us. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.

Surety and Other Bonds—Surety and other bonds issued on our behalf were $49 million at June 30, 2023 and primarily relate to our insurance programs, taxes, licenses, construction liens, and utilities for our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at June 30, 2023 were $290 million, which primarily relate to our ongoing operations, collateral for customer deposits associated with ALG Vacations, collateral for estimated insurance claims, and securitization of our performance under certain debt repayment guarantees, which are only called on if the borrower defaults on its obligations or we default on our guarantees. Of the letters of credit outstanding, $4 million reduces the available capacity under our revolving credit facility (see Note 9).
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
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recorded a liability in connection with this matter. At June 30, 2023, our maximum exposure is not expected to exceed $18 million.

13.    EQUITY
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of insignificant tax impacts, were as follows:

	Balance at April 1, 2023	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at June 30, 2023
Foreign currency translation adjustments	$(187)	$19	$—	$(168)
AFS debt securities unrealized fair value adjustments	(8)	(3)	—	(11)
Derivative instrument adjustments (1)	(28)	—	1	(27)
Accumulated other comprehensive loss	$(223)	$16	$1	$(206)
(1) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks.
	Balance at Jan 1, 2023	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at June 30, 2023
Foreign currency translation adjustments	$(202)	$34	$—	$(168)
AFS debt securities unrealized fair value adjustments	(11)	—	—	(11)
Derivative instrument adjustments (2)	(29)	—	2	(27)
Accumulated other comprehensive loss	$(242)	$34	$2	$(206)
(2) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks. We expect to reclassify $6 million of losses over the next 12 months.

	Balance at April 1, 2022	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at June 30, 2022
Foreign currency translation adjustments (3)	$(185)	$(39)	$5	$(219)
AFS debt securities unrealized fair value adjustments	(8)	(3)	—	(11)
Pension liabilities adjustment	(6)	1	1	(4)
Derivative instrument adjustments (4)	(32)	—	1	(31)
Accumulated other comprehensive loss	$(231)	$(41)	$7	$(265)
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
	Balance at January 1, 2022	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at June 30, 2022
Foreign currency translation adjustments (5)	$(206)	$(18)	$5	$(219)
AFS debt securities unrealized fair value adjustments	(1)	(10)	—	(11)
Pension liabilities adjustment	(4)	—	—	(4)
Derivative instrument adjustments (6)	(34)	—	3	(31)
Accumulated other comprehensive loss	$(245)	$(28)	$8	$(265)
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
Share Repurchases—On December 18, 2019 and May 10, 2023, our board of directors authorized repurchases of up to $750 million and $1,055 million, respectively, of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction, at prices we deem appropriate and subject to market conditions, applicable law, and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A and Class B common stock. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock, and the program may be suspended or discontinued at any time. At June 30, 2023, we had $1.4 billion remaining under the combined share repurchase authorizations.
During the six months ended June 30, 2023, we repurchased 1,987,560 shares of Class A common stock. The shares of common stock were repurchased at a weighted-average price of $107.94 per share for an aggregate purchase price of $214 million, excluding insignificant related expenses. The shares repurchased included the repurchase of 106,116 shares for $9 million, which was initiated prior to December 31, 2022 and settled during the six months ended June 30, 2023. At December 31, 2022, the $9 million share repurchase liability was recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet. The shares repurchased during the six months ended June 30, 2023 represented approximately 2% of our total shares of common stock outstanding at December 31, 2022. The shares of Class A common stock repurchased in the open market were retired and returned to the status of authorized and unissued shares.

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
Dividend—The following tables summarize dividends paid to Class A and Class B shareholders of record:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Class A Common Stock	$7	$—	$7	$—
Class B Common Stock	9	—	9	—
Total cash dividends paid	$16	$—	$16	$—

Date declared	Dividend per share amount for Class A and Class B	Date of record	Date paid
May 11, 2023	$0.15	May 30, 2023	June 12, 2023
14.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan, we award time-vested stock appreciation rights ("SARs"), time-vested restricted stock units ("RSUs"), and performance-vested restricted stock units ("PSUs") to certain employees and non-employee directors. In addition, non-employee directors may elect to receive their annual fees and/or annual equity retainers in the form of shares of our Class A common stock. Compensation expense and unearned compensation presented below exclude (i) amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as these expenses have been, and will continue to be, reimbursed by our third-party hotel owners and are recognized in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our condensed consolidated statements of income, and (ii) insignificant amounts related to employees of our owned hotels recognized in owned and leased hotels expenses on our condensed consolidated statements of income. Stock-based compensation expense recognized in selling, general, and administrative expenses and distribution and destination management expenses on our condensed consolidated statements of income related to these awards was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
SARs	$—	$1	$11	$11
RSUs	8	8	25	24
PSUs	8	3	12	5
Total	$16	$12	$48	$40
SARs—During the six months ended June 30, 2023, we granted 284,912 SARs to employees with a weighted-average grant date fair value of $48.54. During the six months ended June 30, 2022, we granted 359,113 SARs to employees with a weighted-average grant date fair value of $37.56.
RSUs—During the six months ended June 30, 2023, we granted 425,879 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $111.74. During the six months ended June 30, 2022, we granted 520,935 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $91.75.
PSUs—During the six months ended June 30, 2023, we granted 133,383 PSUs to employees with a weighted-average grant date fair value of $120.64. During the six months ended June 30, 2022, we granted 176,756 PSUs to employees with a weighted-average grant date fair value of $81.14.
Our total unearned compensation for our stock-based compensation programs at June 30, 2023 was $4 million for SARs, $39 million for RSUs, and $29 million for PSUs, which will be recognized in selling, general, and administrative expenses and distribution and destination management expenses over a weighted-average period of 2 years.

15.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout 2023 and 2022 is the brother-in-law of our Executive Chairman. During the three and six months ended June 30, 2023, we incurred $3 million and $7 million, respectively, of legal fees with this firm. During the three and six months ended June 30, 2022, we incurred $4 million and $6 million, respectively, of legal fees with this firm. At June 30, 2023 and December 31, 2022, we had $3 million and insignificant amounts, respectively, due to the law firm.
Equity Method Investments—We have equity method investments in entities that own, operate, manage, or franchise properties for which we receive management, franchise, or license fees. We recognized $6 million of fees during both the three months ended June 30, 2023 and June 30, 2022. During the six months ended June 30, 2023 and June 30, 2022, we recognized $12 million and $10 million, respectively, of fees. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 12) to these entities. During both the three months ended June 30, 2023 and June 30, 2022, we recognized $1 million of income related to these guarantees. During both the six months ended June 30, 2023 and June 30, 2022, we recognized $3 million of income related to these guarantees. At June 30, 2023 and December 31, 2022, we had $39 million and $33 million, respectively, of net receivables due from these properties, inclusive of $22 million and $21 million, respectively, classified as financing receivables on our condensed consolidated balance sheets. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 50%.
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
16.     SEGMENT INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker ("CODM") to assess performance and make decisions regarding the allocation of resources. Our CODM is our President and Chief Executive Officer. Effective January 1, 2023, we changed the strategic and operational oversight for our properties located in the Indian subcontinent. Revenues associated with these properties are now reported in the ASPAC management and franchising segment. The segment changes have been reflected retrospectively for the three and six months ended June 30, 2022. We define our reportable segments as follows:
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
The table below shows summarized consolidated financial information by segment. Included within corporate and other are the results related to our co-branded credit card programs, results of Mr & Mrs Smith, and unallocated corporate expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Owned and leased hotels
Owned and leased hotels revenues	$341	$335	$663	$612
Intersegment revenues (1)	7	8	15	14
Adjusted EBITDA	84	99	158	153
Depreciation and amortization	45	44	91	96
Americas management and franchising
Management, franchise, license, and other fees revenues	142	132	275	227
Contra revenue	(6)	(6)	(12)	(12)
Other revenues	22	25	63	63
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	687	557	1,327	1,018
Intersegment revenues (1)	11	12	24	21
Adjusted EBITDA	122	117	241	202
Depreciation and amortization	7	6	13	11
ASPAC management and franchising
Management, franchise, license, and other fees revenues	42	21	80	37
Contra revenue	(1)	(1)	(2)	(2)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	41	39	76	71
Adjusted EBITDA	37	9	62	16
Depreciation and amortization	1	1	1	1
EAME management and franchising
Management, franchise, license, and other fees revenues	23	18	42	31
Contra revenue	(3)	(2)	(6)	(4)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	24	18	46	36
Intersegment revenues (1)	3	2	4	3
Adjusted EBITDA	16	10	28	14
Apple Leisure Group
Owned and leased hotels revenues	7	4	7	4
Management, franchise, license, and other fees revenues	36	36	75	66
Contra revenue	(2)	—	(2)	—
Distribution and destination management revenues	273	256	601	502
Other revenues	43	33	84	67
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	32	26	64	55
Adjusted EBITDA	49	54	128	110
Depreciation and amortization	39	47	79	102
Corporate and other
Revenues	25	13	47	27
Intersegment revenues (1)	—	(1)	—	(2)
Adjusted EBITDA	(35)	(34)	(77)	(72)
Depreciation and amortization	7	7	13	14
Eliminations
Revenues (1)	(21)	(21)	(43)	(36)
Adjusted EBITDA	—	—	1	1
TOTAL
Revenues	$1,705	$1,483	$3,385	$2,762
Adjusted EBITDA	273	255	541	424
Depreciation and amortization	99	105	197	224
(1) Intersegment revenues are included in management, franchise, license, and other fees revenues, owned and leased hotels revenues, and other revenues and eliminated in Eliminations.

The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to Hyatt Hotels Corporation	$68	$206	$126	$133
Interest expense	31	38	64	78
Provision for income taxes	27	106	74	108
Depreciation and amortization	99	105	197	224
EBITDA	225	455	461	543
Contra revenue	12	9	22	18
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(784)	(640)	(1,513)	(1,180)
Costs incurred on behalf of managed and franchised properties	789	628	1,538	1,184
Equity (earnings) losses from unconsolidated hospitality ventures	1	(1)	3	8
Stock-based compensation expense (Note 14)	16	12	48	40
Gains on sales of real estate (Note 6)	—	(251)	—	(251)
Asset impairments	5	7	7	10
Other (income) loss, net (Note 18)	(8)	19	(56)	29
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	17	17	31	23
Adjusted EBITDA	$273	$255	$541	$424

17.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$68	$206	$126	$133
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$68	$206	$126	$133
Denominator:
Basic weighted-average shares outstanding	105,533,506	109,953,302	105,958,853	110,062,212
Stock-based compensation	2,446,867	1,973,560	2,462,334	2,120,840
Diluted weighted-average shares outstanding	107,980,373	111,926,862	108,421,187	112,183,052
Basic Earnings Per Share:
Net income	$0.64	$1.88	$1.19	$1.21
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$0.64	$1.88	$1.19	$1.21
Diluted Earnings Per Share:
Net income	$0.63	$1.85	$1.16	$1.19
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$0.63	$1.85	$1.16	$1.19
The computations of diluted net earnings per share for the three and six months ended June 30, 2023 and June 30, 2022 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
SARs	29,400	11,500	5,100	9,200
RSUs	200	10,500	1,600	1,700
18.    OTHER INCOME (LOSS), NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$15	$9	$32	$15
Depreciation recovery	5	4	9	8
Guarantee amortization income (Note 12)	4	5	7	7
Loss on extinguishment of debt	—	(8)	—	(8)
Credit loss reversals (provisions), net (Note 4 and Note 5)	—	6	—	5
Guarantee expense (Note 12)	(1)	(1)	(12)	(8)
Transaction costs (Note 6)	(4)	1	(11)	—
Unrealized gains (losses), net (Note 4)	(18)	(34)	25	(44)
Other, net	7	(1)	6	(4)
Other income (loss), net	$8	$(19)	$56	$(29)

19.    SUBSEQUENT EVENT
On July 6, 2023, we issued $600 million of 5.750% senior notes due 2027 at an issue price of 99.975% (the "2027 Notes"). We received approximately $597 million of net proceeds, after deducting underwriting discounts and other offering expenses. We intend to use the net proceeds from the issuance of the 2027 Notes, together with cash on hand, to repay all of the 2023 Notes at or prior to maturity. Any remaining proceeds will be used for general corporate purposes and to pay fees and expenses related to the issuance of the 2027 Notes. At June 30, 2023, we classified approximately $597 million of the 2023 Notes as long-term on our condensed consolidated balance sheet based on our intent and ability to refinance the debt on a long-term basis with the remaining $41 million outstanding classified as current (see Note 9).

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, and financial performance; and prospective or future events. Forward-looking statements involve known and unknown risks that are difficult to predict. As a result, our actual results, performance, or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the SEC, including our Annual Report on Form 10-K; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; global supply chain constraints and interruptions, rising costs of construction-related labor and materials, and increases in costs due to inflation or other factors that may not be fully offset by increases in revenues in our business; risks affecting the luxury, resort, and all-inclusive lodging segments; levels of spending in business, leisure, and group segments, as well as consumer confidence; declines in occupancy and average daily rate ("ADR"); limited visibility with respect to future bookings; loss of key personnel; domestic and international political and geo-political conditions, including political or civil unrest or changes in trade policy; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters, weather and climate-related events, such as earthquakes, tsunamis, tornadoes, hurricanes, droughts, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases, or fear of such outbreaks; the pace and consistency of recovery following the COVID-19 pandemic and the long-term effects of the pandemic, including with respect to global and regional economic activity, travel limitations or bans, the demand for travel, transient and group business, and levels of consumer confidence; the ability of third-party owners, franchisees, or hospitality venture partners to successfully navigate the impacts of the COVID-19 pandemic, any additional resurgence, or COVID-19 variants or other pandemics, epidemics or other health crises; our ability to successfully achieve certain levels of operating profits at hotels that have performance tests or guarantees in favor of our third-party owners; the impact of hotel renovations and redevelopments; risks associated with our capital allocation plans, share repurchase program, and dividend payments, including a reduction in, or elimination or suspension of, repurchase activity or dividend payments; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with colleagues and labor unions and changes in labor laws; the financial condition of, and our relationships with, third-party property owners, franchisees, and hospitality venture partners; the possible inability of third-party owners, franchisees, or development partners to access the capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and our ability to successfully integrate completed acquisitions with existing operations, including with respect to our acquisition of Apple Leisure Group and Dream Hotel Group and the successful integration of each business; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); our ability to successfully execute on our strategy to expand our management and franchising business while at the same time reducing our real estate asset base within targeted timeframes and at expected values; declines in the value of our real estate assets; unforeseen terminations of our management or franchise agreements; changes in federal, state, local, or foreign tax law; increases in interest rates, wages, and other operating costs; foreign exchange rate fluctuations or currency restructurings; risks associated with the introduction of new brand concepts, including lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, including as a result of the COVID-19 pandemic, industry consolidation, and the markets where we operate; our ability to successfully grow the World of Hyatt loyalty program and Unlimited Vacation Club paid membership program; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business and licensing businesses and our international operations.
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
At June 30, 2023, our hotel portfolio consisted of 1,297 hotels (311,171 rooms), including:
•484 managed properties (145,397 rooms), all of which we operate under management and hotel services agreements with third-party property owners;
•621 franchised properties (104,027 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;
•120 all-inclusive resorts (38,721 rooms), including 106 owned by third parties (34,289 rooms) and operated under management or marketing services agreements, 8 owned by a third party in which we hold common shares (3,153 rooms) and operated under franchise agreements, and 6 operating leased properties (1,279 rooms);
•23 owned properties (10,187 rooms), 1 finance leased property (171 rooms), and 4 operating leased properties (1,697 rooms), all of which we manage;
•19 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (7,150 rooms); and
•23 franchised properties (3,821 rooms) operated by an unconsolidated hospitality venture in connection with a master license agreement by Hyatt; 6 of these properties (1,254 rooms) are leased by the unconsolidated hospitality venture.
Our property portfolio also included:
•22 vacation units under the Hyatt Residence Club brand and operated by third parties;
•36 residential units, which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel; and
•39 condominium units for which we provide services for the rental programs and/or homeowners associations (including 1 unconsolidated hospitality venture).
Additionally, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotels or licensed by third parties. We also offer distribution and destination management services through ALG Vacations, a paid membership program through the Unlimited Vacation Club, and a global travel platform through Mr & Mrs Smith.
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
Within corporate and other, we include results related to our co-branded credit card programs, results from Mr & Mrs Smith, and unallocated corporate expenses.
Effective January 1, 2023, our EAME and ASPAC management and franchising segments have been geographically realigned. See Part I, Item 1 "Financial Statements—Note 16 to our Condensed Consolidated Financial Statements" for further discussion of our segment structure.
Overview of Financial Results
Consolidated revenues increased $222 million, or 15.0%, during the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022. The increases in owned and leased hotels revenues; management, franchise license, and other fees revenues; and revenues for the reimbursement of costs incurred on behalf of managed and franchised properties of $10 million, $44 million, and $144 million, respectively, were driven by improved operating performance as compared to the prior year, largely driven by increased demand and ADR. Distribution and destination management revenues increased $17 million, compared to 2022, primarily driven by higher pricing.
Comparable system-wide hotels revenue per available room ("RevPAR") for the quarter ended June 30, 2023 was $148, which represented an improvement of 15.0% compared to the quarter ended June 30, 2022 in constant currency. The increase was primarily driven by higher demand and ADR across all segments, with the most significant increase from the ASPAC management and franchising segment as Greater China, benefiting from the easing of travel restrictions, was the final major market to exceed pre-COVID-19 pandemic levels in the second quarter of 2023. See "—Segment Results" for discussion of RevPAR by segment.
During the three months ended June 30, 2023, compared to the three months ended June 30, 2022, leisure transient travel remained strong and business transient demand continued to improve. We also experienced continued growth in group travel, as system-wide group rooms revenues increased 14% compared to the three months ended June 30, 2022.
For the quarter ended June 30, 2023, we reported net income attributable to Hyatt Hotels Corporation of $68 million, representing a decrease of $138 million, compared to the three months ended June 30, 2022, primarily driven by gains recognized on the sales of real estate in 2022 partially offset by an associated decrease in our provision for income taxes. Our consolidated Adjusted EBITDA for the quarter ended June 30, 2023 was $273 million, an increase of $18 million compared to the quarter ended June 30, 2022, primarily driven by increased management and franchise fees, most significantly in our ASPAC management and franchising segment. See "—Segment Results" for further discussion. See "—Non-GAAP Measures" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA.
During the quarter ended June 30, 2023, we returned $108 million of capital to our stockholders through share repurchases and $16 million through the reinstatement of our quarterly dividend payments.

Results of Operations
Three and Six Months Ended June 30, 2023 Compared with Three and Six Months Ended June 30, 2022
Discussion on Consolidated Results
For additional information regarding our consolidated results, refer to our condensed consolidated statements of income included in this quarterly report. See "—Segment Results" for further discussion.
The impact from our investments in marketable securities held to fund our deferred compensation plans through rabbi trusts was recognized on the following financial statement line items and had no impact on net income: revenues for the reimbursement of costs incurred on behalf of managed and franchised properties; owned and leased hotels expenses; selling, general, and administrative expenses; costs incurred on behalf of managed and franchised properties; and net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
Owned and leased hotels revenues.

	Three Months Ended June 30,
	2023	2022	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$332	$300	$32	10.3%	$1
Non-comparable owned and leased hotels revenues	9	31	(22)	(69.7)%	—
Total owned and leased hotels revenues	$341	$331	$10	2.8%	$1

	Six Months Ended June 30,
	2023	2022	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$642	$509	$133	26.1%	$—
Non-comparable owned and leased hotels revenues	13	93	$(80)	(85.8)%	—
Total owned and leased hotels revenues	$655	$602	$53	8.7%	$—
Comparable owned and leased hotels revenues increased during the three and six months ended June 30, 2023, compared to the same periods in the prior year, driven by increased demand, which contributed to increased rooms and food and beverage revenues, as well as higher ADR in most markets. The six months ended June 30, 2022 were also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
The decreases in non-comparable owned and leased hotels revenues during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, were primarily driven by disposition activity in 2022.

Management, franchise, license, and other fees revenues.

	Three Months Ended June 30,
	2023	2022	Better / (Worse)
Base management fees	$96	$79	$17	21.2%
Incentive management fees	59	45	14	30.8%
Franchise, license, and other fees	93	80	13	16.1%
Management, franchise, license, and other fees	$248	$204	$44	21.3%

	Three Months Ended June 30,
	2023	2022	Better / (Worse)
Management, franchise, license, and other fees	$248	$204	$44	21.3%
Contra revenue	(12)	(9)	(3)	(20.5)%
Net management, franchise, license, and other fees	$236	$195	$41	21.3%

	Six Months Ended June 30,
	2023	2022	Better / (Worse)
Base management fees	$187	$139	$48	34.2%
Incentive management fees	116	85	31	36.7%
Franchise, license, and other fees	176	134	42	31.4%
Management, franchise, license and other fees	$479	$358	$121	33.7%

	Six Months Ended June 30,
	2023	2022	Better / (Worse)
Management, franchise, license, and other fees	$479	$358	$121	33.7%
Contra revenue	(22)	(18)	(4)	(22.4)%
Net management, franchise, license, and other fees	$457	$340	$117	34.3%
The increases in base and incentive management fees during the three and six months ended June 30, 2023, compared to the same periods in the prior year, were due to increased demand and ADR across the portfolio, with the largest increases within the ASPAC management and franchising segment, most notably in Greater China due to eased travel restrictions. The six months ended June 30, 2022 were also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
The increases in franchise, license, and other fees revenues for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, were primarily driven by franchise fees in the Americas management and franchising segment due to increased demand and ADR in the United States and increased license fees related to our co-branded credit card programs. The increase in franchise fees during the six months ended June 30, 2023, compared to the same period in the prior year, was also driven by the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022.
Distribution and destination management revenues. During the three and six months ended June 30, 2023, distribution and destination management revenues increased $17 million and $99 million, respectively, compared to the three and six months ended June 30, 2022, primarily driven by higher pricing. The six months ended June 30, 2022 were also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
Other revenues. During the three and six months ended June 30, 2023, other revenues increased $10 million and $21 million, respectively, compared to the three and six months ended June 30, 2022, primarily driven by the Unlimited Vacation Club paid membership program due to higher use of free nights and packaged gifts provided through the program as well as increased amortization of membership contracts, which continue to be signed at higher average prices.

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Three Months Ended June 30,
	2023	2022	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$784	$640	$144	22.5%
Less: rabbi trust impact (1)	(8)	21	(29)	(136.8)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties, excluding rabbi trust impact	$776	$661	$115	17.2%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within costs incurred on behalf of managed and franchised properties.

	Six Months Ended June 30,
	2023	2022	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$1,513	$1,180	$333	28.2%
Less: rabbi trust impact (2)	(17)	36	(53)	(147.2)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$1,496	$1,216	$280	22.9%
(2) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within costs incurred on behalf of managed and franchised properties.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties increased during the three and six months ended June 30, 2023, compared to the same periods in the prior year, driven by higher reimbursements for payroll and related expenses at managed properties where we are the employer and reimbursements for costs related to system-wide services provided to managed and franchised properties. The higher reimbursements for expenses were due to improved hotel operating performance driven by increased demand, ADR, and the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022, as well as portfolio growth.
Owned and leased hotels expenses.

	Three Months Ended June 30,
	2023	2022	Better / (Worse)
Comparable owned and leased hotels expenses	$244	$211	$(33)	(16.1)%
Non-comparable owned and leased hotels expenses	11	23	12	52.8%
Rabbi trust impact	2	(5)	(7)	(131.1)%
Total owned and leased hotels expenses	$257	$229	$(28)	(12.1)%

	Six Months Ended June 30,
	2023	2022	Better / (Worse)
Comparable owned and leased hotels expenses	$474	$383	$(91)	(23.9)%
Non-comparable owned and leased hotels expenses	19	64	45	70.3%
Rabbi trust impact	4	(8)	(12)	(138.5)%
Total owned and leased hotels expenses	$497	$439	$(58)	(13.2)%
The increases in comparable owned and leased hotels expenses during the three and six months ended June 30, 2023, compared to the same periods in the prior year, were primarily due to increased fixed and variable expenses at certain hotels. The six months ended June 30, 2022 were also impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022, which contributed to lower variable expenses.
The decreases in non-comparable owned and leased hotels expenses during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, were primarily driven by disposition activity in 2022.

Distribution and destination management expenses. During the three and six months ended June 30, 2023, distribution and destination management expenses increased $18 million and $82 million, respectively, compared to the three and six months ended June 30, 2022, primarily driven by increases in certain variable overhead expenses. Distribution and destination management expenses also increased during the six months ended June 30, 2023, compared to the same period in the prior year, due to higher departure volume and the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022.
Depreciation and amortization expenses. Depreciation and amortization expenses decreased $6 million and $27 million during the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, primarily driven by the use of an accelerated amortization method for certain ALG intangible assets, which resulted in increased amortization expense in 2022, as well as dispositions of owned hotels.
Other direct costs.  During the three and six months ended June 30, 2023, other direct costs increased $18 million and $49 million, respectively, compared to the same periods in the prior year, primarily driven by the Unlimited Vacation Club paid membership program and our co-branded credit card programs. The increase in the Unlimited Vacation Club paid membership program expenses was due to increased marketing and overhead costs from incremental contract sales as well as increased amortization of deferred commission expenses related to membership contract sales and upgrades, while the increase in our co-branded credit card programs was driven by a higher volume of point transfers.
Selling, general, and administrative expenses.

	Three Months Ended June 30,
	2023	2022	Change
Selling, general, and administrative expenses	$142	$76	$66	86.0%
Less: rabbi trust impact	(15)	41	(56)	(136.3)%
Less: stock-based compensation expense	(15)	(12)	(3)	(19.8)%
Adjusted selling, general, and administrative expenses	$112	$105	$7	6.2%

	Six Months Ended June 30,
	2023	2022	Change
Selling, general, and administrative expenses	$303	$187	$116	61.8%
Less: rabbi trust impact	(31)	69	(100)	(145.8)%
Less: stock-based compensation expense	(46)	(40)	(6)	(13.1)%
Adjusted selling, general, and administrative expenses	$226	$216	$10	4.5%
Selling, general, and administrative expenses increased during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, primarily driven by the improved market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts.
Adjusted selling, general, and administrative expenses exclude the impact of deferred compensation plans funded through rabbi trusts and stock-based compensation expense. See "—Non-GAAP Measures" for further discussion of Adjusted selling, general, and administrative expenses.

Costs incurred on behalf of managed and franchised properties.

	Three Months Ended June 30,
	2023	2022	Change
Costs incurred on behalf of managed and franchised properties	$789	$628	$161	25.6%
Less: rabbi trust impact (1)	(8)	21	(29)	(136.8)%
Costs incurred on behalf of managed and franchised properties, excluding rabbi trust impact	$781	$649	$132	20.2%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Six Months Ended June 30,
	2023	2022	Change
Costs incurred on behalf of managed and franchised properties	$1,538	$1,184	$354	29.9%
Less: rabbi trust impact (2)	(17)	36	(53)	(147.2)%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$1,521	$1,220	$301	24.6%
(2) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
Costs incurred on behalf of managed and franchised properties increased during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, driven by increased payroll and related expenses at managed properties where we are the employer and expenses related to system-wide services provided to managed and franchised properties. The higher expenses were due to improved hotel operating performance driven by increased demand, ADR, and the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022, as well as portfolio growth.
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended June 30,
	2023	2022	Better / (Worse)
Rabbi trust gains (losses) allocated to selling, general, and administrative expenses	$15	$(41)	$56	136.3%
Rabbi trust gains (losses) allocated to owned and leased hotels expenses	2	(5)	7	131.1%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$17	$(46)	$63	135.7%

	Six Months Ended June 30,
	2023	2022	Better / (Worse)
Rabbi trust gains (losses) allocated to selling, general, and administrative expenses	$31	$(69)	$100	145.8%
Rabbi trust gains (losses) allocated to owned and leased hotels expenses	4	(8)	12	138.5%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$35	$(77)	$112	145.0%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts increased during the three and six months ended June 30, 2023, compared to the same periods in the prior year, driven by the performance of the underlying invested assets.
Equity earnings (losses) from unconsolidated hospitality ventures. During the three months ended June 30, 2023, equity earnings from unconsolidated hospitality ventures decreased $2 million compared to the same period in the prior year. The equity losses from unconsolidated hospitality ventures decreased $5 million during the six months ended June 30, 2023, compared to the same period in the prior year, driven by a decrease in Hyatt's share of unconsolidated hospitality venture losses, primarily due to improved hotel performance.

Interest expense. Interest expense decreased $7 million and $14 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year, driven by repurchases and redemptions of certain of our Senior Notes in 2023 and 2022. See Part I, Item 1, "Financial Statements—Note 9 to our Condensed Consolidated Financial Statements" for additional information.
Gains on sales of real estate. During the three months ended June 30, 2022, we recognized the following:
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
See Part I, Item 1 "Financial Statements—Note 6 to the Condensed Consolidated Financial Statements" for additional information.
Asset impairments During the three and six months ended June 30, 2023, we recognized $5 million and $7 million, respectively, of impairment charges related to intangible assets, primarily as a result of contract terminations.
During three months ended June 30, 2022, we recognized a $7 million goodwill impairment charge in connection with the sale of Grand Hyatt San Antonio River Walk. Additionally, during the six months ended June 30, 2022, we recognized $3 million of impairment charges related to intangible assets, primarily as a result of contract terminations.
Other income (loss), net.   Other income (loss), net increased $27 million and $85 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year. See Part I, Item 1 "Financial Statements—Note 18 to our Condensed Consolidated Financial Statements" for additional information.
Provision for income taxes.

	Three Months Ended June 30,
	2023	2022	Change
Income before income taxes	$95	$312	$(217)	(69.8)%
Provision for income taxes	(27)	(106)	79	75.0%
Effective tax rate	27.9%	33.7%		(5.8)%

	Six Months Ended June 30,
	2023	2022	Change
Income before income taxes	$200	$241	$(41)	(17.2)%
Provision for income taxes	(74)	(108)	34	31.8%
Effective tax rate	36.8%	44.7%		(7.9)%
The decreases in provision for income taxes during the three and six months ended months ended June 30, 2023, compared to the three and six months ended June 30, 2022, were primarily driven by the sales of Hyatt Regency Indian Wells Resort & Spa, Grand Hyatt San Antonio River Walk, The Driskill, and The Confidante Miami Beach in 2022. See Part I, Item 1 "Financial Statements—Note 11 to our Condensed Consolidated Financial Statements" for additional information.

Segment Results
As described in Part I, Item 1 "Financial Statements—Note 16 to our Condensed Consolidated Financial Statements," we evaluate segment operating performance using owned and leased hotels revenues; management, franchise, license, and other fees revenues; distribution and destination management revenues; and Adjusted EBITDA. Segment results for the three and six months ended June 30, 2022 have been adjusted retrospectively to reflect the change in reportable segments effective January 1, 2023.
Owned and leased hotels segment revenues.

	Three Months Ended June 30,
	2023	2022	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$333	$304	$29	9.6%	$1
Non-comparable owned and leased hotels revenues	8	31	(23)	(73.3)%	—
Total segment revenues	$341	$335	$6	2.0%	$1

	Six Months Ended June 30,
	2023	2022	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$651	$519	$132	25.5%	$—
Non-comparable owned and leased hotels revenues	12	93	(81)	(87.0)%	—
Total segment revenues	$663	$612	$51	8.4%	$—
Comparable owned and leased hotels revenues increased during the three and six months ended June 30, 2023, compared to the same periods in the prior year, driven by increased demand, which contributed to increased rooms and food and beverage revenues, as well as higher ADR in most markets. The six months ended June 30, 2022 were also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
Non-comparable owned and leased hotels revenues decreased during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, primarily driven by disposition activity in 2022.

		Three Months Ended June 30,
		RevPAR		Occupancy		ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable owned and leased hotels	26	$206	10.1%	74.0%	3.9% pts	$278	4.4%

		Six Months Ended June 30,
		RevPAR		Occupancy		ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable owned and leased hotels	26	$199	27.2%	71.6%	11.3% pts	$278	7.1%
The increases in RevPAR at our comparable owned and leased hotels during the three and six months ended June 30, 2023, compared to the same periods in the prior year, were driven by strong ADR as well as group demand and growth in business transient travel. The six months ended June 30, 2022 were also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
During the three and six months ended June 30, 2023, no properties were removed from the comparable owned and leased hotels results.

Owned and leased hotels segment Adjusted EBITDA.

	Three Months Ended June 30,
	2023	2022	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$67	$82	$(15)	(17.9)%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	17	17	—	(0.2)%
Segment Adjusted EBITDA	$84	$99	$(15)	(14.8)%

	Six Months Ended June 30,
	2023	2022	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$127	$130	$(3)	(1.8)%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	31	23	8	32.1%
Segment Adjusted EBITDA	$158	$153	$5	3.4%
Owned and leased hotels Adjusted EBITDA decreased during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to disposition activity in 2022 as well as increased fixed and variable expenses at certain comparable owned and leased hotels.
Owned and leased hotels Adjusted EBITDA decreased during the six months ended June 30, 2023, compared to the same period in the prior year, due to decreased Adjusted EBITDA from disposition activity in 2022 partially offset by increased Adjusted EBITDA at our comparable owned and leased hotels primarily due to higher demand in most markets. The increase of Adjusted EBITDA at our comparable owned and leased hotels was also driven by the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022.
Our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA increased during the six months ended June 30, 2023, compared to the same period in 2022, primarily driven by improved hotel performance.

Americas management and franchising segment revenues.

	Three Months Ended June 30,
	2023	2022	Better / (Worse)
Segment revenues
Management, franchise, license, and other fees	$142	$132	$10	8.0%
Contra revenue	(6)	(6)	—	0.5%
Other revenues	22	25	(3)	(12.7)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	687	557	130	23.6%
Total segment revenues	$845	$708	$137	19.6%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Six Months Ended June 30,
	2023	2022	Better / (Worse)
Segment revenues
Management, franchise, license, and other fees	$275	$227	$48	21.1%
Contra revenue	(12)	(12)	—	(4.8)%
Other revenues	63	63	—	(0.1)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (2)	1,327	1,018	309	30.4%
Total segment revenues	$1,653	$1,296	$357	27.5%
(2) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
The increases in management, franchise, license, and other fees for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, were driven by increases in management and franchise fees primarily due to improved group demand, continued strength in transient travel, and portfolio growth.

	Three Months Ended June 30,
		RevPAR		Occupancy		ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable Americas system-wide hotels	705	$158	4.9%	72.9%	1.7% pts	$217	2.5%

	Six Months Ended June 30,
		RevPAR		Occupancy		ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable Americas system-wide hotels	705	$148	15.6%	68.9%	6.0% pts	$215	5.6%
The RevPAR increases at our comparable Americas system-wide hotels during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, were driven by improved group demand and transient RevPAR. The six months ended June 30, 2022 were also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
During the three months ended June 30, 2023, we removed three properties from the comparable Americas system-wide hotel results as they left the hotel portfolio. During the six months ended June 30, 2023, we removed three additional properties from the comparable Americas system-wide hotel results as two properties left the hotel portfolio and one property underwent a significant renovation.

Americas management and franchising segment Adjusted EBITDA.

	Three Months Ended June 30,
	2023	2022	Better / (Worse)
Segment Adjusted EBITDA	$122	$117	$5	4.7%

	Six Months Ended June 30,
	2023	2022	Better / (Worse)
Segment Adjusted EBITDA	$241	$202	$39	19.6%
Adjusted EBITDA increased during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, primarily driven by the increases in management and franchise fees.
ASPAC management and franchising segment revenues.

	Three Months Ended June 30,
	2023	2022	Better / (Worse)
Segment revenues
Management, franchise, license, and other fees	$42	$21	$21	98.7%
Contra revenue	(1)	(1)	—	16.7%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	41	39	2	2.7%
Total segment revenues	$82	$59	$23	37.0%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Six Months Ended June 30,
	2023	2022	Better / (Worse)
Segment revenues
Management, franchise, license, and other fees	$80	$37	$43	113.8%
Contra revenue	(2)	(2)	—	15.8%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (2)	76	71	5	6.3%
Total segment revenues	$154	$106	$48	44.3%
(2) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
Management, franchise, license, and other fees increased for the three and six months ended June 30, 2023, compared to the same periods in the prior year, due to increases in management fees across all markets driven by strong demand and ADR. In Greater China, management fees have increased due to the easing of COVID-19 pandemic travel restrictions.

		Three Months Ended June 30,
		RevPAR		Occupancy		ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable ASPAC system-wide hotels	204	$111	78.7%	68.5%	20.3% pts	$162	25.7%

		Six Months Ended June 30,
		RevPAR		Occupancy		ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable ASPAC system-wide hotels	204	$110	90.9%	66.5%	22.3% pts	$165	26.9%

Comparable ASPAC system-wide hotels RevPAR increased for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, due to increased demand and ADR in most markets, with the increase in Greater China primarily due to travel restrictions being eased resulting in RevPAR rates exceeding pre-COVID-19 pandemic levels beginning in the second quarter of 2023.
During the three and six months ended June 30, 2023, we removed one property from the comparable ASPAC system-wide hotels results as it is undergoing a significant renovation.
ASPAC management and franchising segment Adjusted EBITDA.

	Three Months Ended June 30,
	2023	2022	Better / (Worse)
Segment Adjusted EBITDA	$37	$9	$28	316.5%

	Six Months Ended June 30,
	2023	2022	Better / (Worse)
Segment Adjusted EBITDA	$62	$16	$46	293.5%
Adjusted EBITDA increased during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, primarily driven by the increases in management fees.
EAME management and franchising segment revenues.

	Three Months Ended June 30,
	2023	2022	Better / (Worse)
Segment revenues
Management, franchise, license, and other fees	$23	$18	$5	29.2%
Contra revenue	(3)	(2)	(1)	(68.0)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	24	18	6	32.9%
Total segment revenues	$44	$34	$10	28.9%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Six Months Ended June 30,
	2023	2022	Better / (Worse)
Segment revenues
Management, franchise, license, and other fees	$42	$31	$11	36.7%
Contra revenue	(6)	(4)	(2)	(64.1)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (2)	46	36	10	29.3%
Total segment revenues	$82	$63	$19	30.6%
(2) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
The increases in management, franchise, license, and other fees during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, were driven by increases in management fees, primarily Western and Southern Europe and the Middle East, due to higher demand and ADR resulting from travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.

		Three Months Ended June 30,
		RevPAR		Occupancy		ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable EAME system-wide hotels	95	$173	21.0%	69.7%	6.2% pts	$248	10.1%

		Six Months Ended June 30,
		RevPAR		Occupancy		ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable EAME system-wide hotels	95	$155	31.3%	66.4%	10.7% pts	$234	10.1%
Comparable EAME system-wide hotels RevPAR increased during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, primarily driven by increased transient and group demand and ADR throughout most markets driven in part by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
During the three months ended June 30, 2023, we removed one property from the comparable EAME system-wide hotel results as it left the hotel portfolio. During the six months ended June 30, 2023, we removed two additional properties from the comparable EAME system-wide hotel results as one property left the hotel portfolio and one property underwent a significant renovation.
EAME management and franchising segment Adjusted EBITDA.

	Three Months Ended June 30,
	2023	2022	Better / (Worse)
Segment Adjusted EBITDA	$16	$10	$6	52.1%

	Six Months Ended June 30,
	2023	2022	Better / (Worse)
Segment Adjusted EBITDA	$28	$14	$14	99.6%
Adjusted EBITDA increased during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, primarily driven by the increases in management fees.

Apple Leisure Group segment revenues.

	Three Months Ended June 30,
	2023	2022	Better / (Worse)
Segment revenues
Owned and leased hotels	$7	$4	$3	56.1%
Management, franchise, license, and other fees	36	36	—	(0.3)%
Contra revenue	(2)	—	(2)	(380.1)%
Distribution and destination management	273	256	17	6.9%
Other revenues	43	33	10	28.3%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	32	26	6	20.6%
Total segment revenues	$389	$355	$34	9.6%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Six Months Ended June 30,
	2023	2022	Better / (Worse)
Segment revenues
Owned and leased hotels	$7	$4	$3	56.4%
Management, franchise, license, and other fees	75	66	9	14.0%
Contra revenue	(2)	—	(2)	(302.7)%
Distribution and destination management	601	502	99	19.8%
Other revenues	84	67	17	25.7%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (2)	64	55	9	14.3%
Total segment revenues	$829	$694	$135	19.4%
(2) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
The increase in management, franchise, license, and other fees during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was driven by an increase in base management fees due to higher ADR and occupancy in the Americas, partially offset by decreased incentive fees as hotel profits were negatively impacted by currency. The six months ended June 30, 2022 were also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
The increases in distribution and destination management revenues during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, were primarily driven by higher pricing. The six months ended June 30, 2022 were also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
Other revenues increased during the three and six months ended June 30, 2023, compared to the same periods in the prior year, driven by the use of free nights and packaged gifts provided through Unlimited Vacation Club paid membership program as well as increased amortization of membership contracts, which continue to be signed at higher average prices.

		Three Months Ended June 30,
		Net Package RevPAR		Occupancy		Net Package ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable ALG system-wide hotels	81	$195	7.8%	73.8%	1.2% pts	$265	6.2%

		Six Months Ended June 30,
		Net Package RevPAR		Occupancy		Net Package ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable ALG system-wide hotels	81	$226	18.1%	75.5%	5.4% pts	$299	9.7%
The Net Package RevPAR increases at our comparable ALG system-wide hotels during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, were driven by strong ADR. The six months ended June 30, 2022 was also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
During the three and six months ended June 30, 2023, we removed one property from the comparable ALG system-wide hotel results as it left the hotel portfolio.
Apple Leisure Group segment Adjusted EBITDA.

	Three Months Ended June 30,
	2023	2022	Change
Segment Adjusted EBITDA	$49	$54	$(5)	(9.1)%

Net Deferral activity
Increase in deferred revenue	$51	$52	$(1)	(1.0)%
Increase in deferred costs	(23)	(27)	4	14.8%
Net Deferrals	$28	$25	$3	14.9%
Increase in Net Financed Contracts	$14	$15	$(1)	(5.4)%

	Six Months Ended June 30,
	2023	2022	Change
Segment Adjusted EBITDA	$128	$110	$18	15.9%

Net Deferral activity
Increase in deferred revenue	$109	$101	$8	8.0%
Increase in deferred costs	(50)	(52)	2	4.2%
Net Deferrals	$59	$49	$10	21.3%
Increase in Net Financed Contracts	$31	$22	$9	43.5%
Adjusted EBITDA decreased during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Net Package RevPAR growth and favorable pricing within ALG Vacations were more than offset by increased expenses within the Unlimited Vacation Club paid membership program, unfavorable currency impacts on hotel profits, and one-time strategic investments. During the six months ended June 30, 2023, compared to the six months ended June 30, 2022, Adjusted EBITDA increased primarily due to improved margins for ALG Vacations and increased management fees, partially offset by the aforementioned decrease related to the Unlimited Vacation Club paid membership program and unfavorable impact of currency on hotel profits.
During the six months ended June 30, 2023, compared to the six months ended June 30, 2022, Net Deferrals and Net Financed Contracts increased due to the sale of the Unlimited Vacation Club membership contracts.
Net Deferrals represent cash received in the period for both membership down payments and monthly installment payments on financed contracts, less cash paid for costs incurred to sell new contracts, net of revenues and expenses recognized on our condensed consolidated statements of income during the period.
Net Financed Contracts represent contractual future cash flows due to the Company over an average term of less than 4 years, less expenses that will be incurred to fulfill the contract, net of monthly cash installment payments received during the period. At June 30, 2023 and December 31, 2022, the Net Financed Contract balance not recorded on our condensed consolidated balance sheets was $217 million and $186 million, respectively.

Corporate and other.

	Three Months Ended June 30,
	2023	2022	Better / (Worse)
Revenues	$25	$13	$12	83.0%
Adjusted EBITDA	$(35)	$(34)	$(1)	(2.1)%

	Six Months Ended June 30,
	2023	2022	Better / (Worse)
Revenues	$47	$27	$20	73.2%
Adjusted EBITDA	$(77)	$(72)	$(5)	(7.3)%
Revenues increased during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, primarily driven by increased license fee revenues related to our co-branded credit card programs.
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
Net Financed Contracts
Net Financed Contracts represent Unlimited Vacation Club contracts signed during the period for which an initial cash down payment has been received and the remaining balance is contractually due in monthly installments over an average term of less than 4 years. The Net Financed Contract balance is calculated as the unpaid portion of membership contracts reduced by expenses related to fulfilling the membership program contracts and further reduced by an allowance for future estimated uncollectible installments. Net Financed Contract balances are not reported on our condensed consolidated balance sheets as our right to collect future installments is conditional on our ability to provide continuous access to member benefits at ALG resorts over the contract term, and the associated expenses to fulfill the membership contracts become liabilities of the Company only after the installments are collected. We believe Net Financed Contracts is useful to investors as it represents an estimate of future cash flows due in accordance with contracts signed in the current period. At June 30, 2023, the Net Financed Contract balance not recorded on our condensed consolidated balance sheet was $217 million.
Net Deferrals
Net Deferrals represent the change in contract liabilities associated with the Unlimited Vacation Club membership contracts less the change in deferred cost assets associated with the contracts. The contract liabilities and deferred cost assets are recognized as revenue and expense, respectively, on our condensed consolidated statements of income (loss) over the customer life, which ranges from 3 to 25 years. We believe Net Deferrals is useful to investors as it represents cash received that will be recognized as revenue in future periods.
The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA:

	Three Months Ended June 30,
	2023	2022	Change
Net income attributable to Hyatt Hotels Corporation	$68	$206	$(138)	(67.2)%
Interest expense	31	38	(7)	(17.2)%
Provision for income taxes	27	106	(79)	(75.0)%
Depreciation and amortization	99	105	(6)	(5.0)%
EBITDA	225	455	(230)	(50.5)%
Contra revenue	12	9	3	20.5%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(784)	(640)	(144)	(22.5)%
Costs incurred on behalf of managed and franchised properties	789	628	161	25.6%
Equity (earnings) losses from unconsolidated hospitality ventures	1	(1)	2	186.6%
Stock-based compensation expense	16	12	4	25.0%
Gains on sales of real estate	—	(251)	251	100.2%
Asset impairments	5	7	(2)	(27.0)%
Other (income) loss, net	(8)	19	(27)	(142.2)%
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	17	17	—	(0.2)%
Adjusted EBITDA	$273	$255	$18	6.9%

	Six Months Ended June 30,
	2023	2022	Change
Net income attributable to Hyatt Hotels Corporation	$126	$133	$(7)	(5.4)%
Interest expense	64	78	(14)	(17.1)%
Provision for income taxes	74	108	(34)	(31.8)%
Depreciation and amortization	197	224	(27)	(12.2)%
EBITDA	461	543	(82)	(15.1)%
Contra revenue	22	18	4	22.4%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(1,513)	(1,180)	(333)	(28.2)%
Costs incurred on behalf of managed and franchised properties	1,538	1,184	354	29.9%
Equity (earnings) losses from unconsolidated hospitality ventures	3	8	(5)	(65.8)%
Stock-based compensation expense	48	40	8	18.4%
Gains on sales of real estate	—	(251)	251	100.4%
Asset impairments	7	10	(3)	(29.2)%
Other (income) loss, net	(56)	29	(85)	(296.0)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	31	23	8	32.1%
Adjusted EBITDA	$541	$424	$117	27.5%
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
During the quarter ended June 30, 2023, we completed the Mr & Mrs Smith Acquisition and paid £58 million (approximately $72 million) using cash on hand. On July 6, 2023, we issued the 2027 Notes and received approximately $597 million of net proceeds, which are intended to be used, together with cash on hand, to repay all of the 2023 Notes at or prior to maturity. See Part I, Item 1 “Financial Statements—Note 6 and Note 19, respectively, to our Condensed Consolidated Financial Statements” for additional information.
We expect to successfully execute our commitment announced in August of 2021 to realize $2.0 billion of proceeds from the disposition of owned assets, net of acquisitions, by the end of 2024. As of August 3, 2023, we have realized $721 million of proceeds from the net disposition of owned assets as part of this commitment.
We may, from time to time, seek to retire or purchase our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. Such repurchases or exchanges, if any, will depend on prevailing market conditions, restrictions in our existing or future financing arrangements, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. During the quarter ended June 30, 2023, we returned $108 million of capital to our stockholders through share repurchases. During the three months ended June 30, 2023, we made $16 million of quarterly dividend payments.
We believe that our cash position, short-term investments, cash from operations, borrowing capacity under our revolving credit facility, and access to the capital markets will be adequate to meet all of our funding requirements and capital deployment objectives in both the short term and long term.

Recent Transactions Affecting our Liquidity and Capital Resources
During the six months ended June 30, 2023 and June 30, 2022, various transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Six Months Ended June 30,
	2023	2022
Cash provided by (used in):
Operating activities	$371	$383
Investing activities	(238)	201
Financing activities	(263)	(142)
Effect of exchange rate changes on cash	(6)	11
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(136)	$453
Cash Flows from Operating Activities
Cash provided by operating activities decreased $12 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. We continue to see improved performance across the portfolio driven by continued recovery from the COVID-19 pandemic, offset by an increase in cash paid for taxes.
Cash Flows from Investing Activities
During the six months ended June 30, 2023:
•We acquired Dream Hotel Group for $125 million of cash.
•We invested $80 million in capital expenditures (see "—Capital Expenditures").
•We acquired Mr & Mrs Smith for £58 million, approximately $72 million of cash, or $50 million net of cash acquired, using exchange rates as of the acquisition date.
•We invested $30 million in an convertible debt security.
•We issued $20 million of financing receivables.
•We received $78 million of net proceeds from the sale of marketable securities and short-term investments.
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
•     We received $109 million of cash consideration, net of closing costs, from the sale of Grand Hyatt San Antonio River Walk.
•     We invested $275 million in net purchases of marketable securities and short-term investments.
•    We invested $104 million in capital expenditures (see "—Capital Expenditures").
•     We paid $39 million related to the ALG Acquisition for amounts due back to the seller for purchase price adjustments.

Cash Flows from Financing Activities
During the six months ended June 30, 2023:
•We repurchased 1,987,560 shares of Class A common stock for an aggregate purchase price of $214 million, inclusive of the payment of a $9 million liability for the repurchase of 106,116 shares recorded at December 31, 2022.
~~•~~We repurchased $18 million of our Senior Notes.
•We paid one quarterly $0.15 per share cash dividend on Class A and Class B common stock totaling $16 million.
During the six months ended June 30, 2022:
•We repurchased 1,210,402 shares of Class A common stock for an aggregate purchase price of $101 million.
•We repurchased $15 million of our Senior Notes.
•We utilized $8 million of restricted cash to defease the Series 2005 Bonds.

We define net debt as total debt less the total of cash and cash equivalents and short-term investments. We consider net debt and its components to be an important indicator of liquidity and a guiding measure of capital structure strategy. Net debt is a non-GAAP measure and may not be computed the same as similarly titled measures used by other companies. The following table provides a summary of our debt-to-capital ratios:

	June 30, 2023	December 31, 2022
Consolidated debt (1)	$3,099	$3,113
Stockholders' equity	3,682	3,699
Total capital	6,781	6,812
Total debt to total capital	45.7%	45.7%
Consolidated debt (1)	3,099	3,113
Less: cash and cash equivalents and short-term investments	(906)	(1,149)
Net consolidated debt	$2,193	$1,964
Net debt to total capital	32.3%	28.8%
(1) Excludes approximately $542 million and $538 million of our share of unconsolidated hospitality venture indebtedness at June 30, 2023 and December 31, 2022, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance and technology, enhancements to existing properties, and other. We have been, and will continue to be, disciplined with respect to our capital spending, taking into account our cash flow from operations.

	Six Months Ended June 30,
	2023	2022
Maintenance and technology	$50	$40
Enhancements to existing properties	30	59
Other	—	5
Total capital expenditures	$80	$104
The decrease in capital expenditures is primarily driven by renovation spend at certain owned hotels in 2022, partially offset by renovations of a recently acquired property in 2023. Total capital expenditures for the six months ended June 30, 2023 and June 30, 2022 include $12 million and $13 million, respectively, related to ALG. Our capital expenditures continue to be below pre-COVID-19 pandemic levels, primarily as a result of our net dispositions of owned assets.

Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at June 30, 2023, as described in Part I, Item 1 "Financial Statements—Note 9 to our Condensed Consolidated Financial Statements." Interest on the Senior Notes is payable semi-annually.

Outstanding principal amount
$700 million senior unsecured notes maturing in 2023—1.300%	$638
$750 million senior unsecured notes maturing in 2024—1.800%	746
$450 million senior unsecured notes maturing in 2025—5.375%	450
$400 million senior unsecured notes maturing in 2026—4.850%	400
$400 million senior unsecured notes maturing in 2028—4.375%	399
$450 million senior unsecured notes maturing in 2030—5.750%	440
Total Senior Notes	$3,073
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at June 30, 2023.
Revolving Credit Facility
The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions. At both June 30, 2023 and December 31, 2022, we had no balance outstanding. See Part I, Item 1 "Financial Statements—Note 9 to our Condensed Consolidated Financial Statements."
We are in compliance with all applicable covenants under the revolving credit facility at June 30, 2023.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $286 million and $263 million in letters of credit issued directly with financial institutions outstanding at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, these letters of credit, which mature on various dates through 2024, had weighted-average fees of approximately 144 basis points. See Part I, Item 1 "Financial Statements—Note 12 to our Condensed Consolidated Financial Statements."
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk, primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At June 30, 2023, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
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
At both June 30, 2023 and December 31, 2022, we did not hold any interest rate swap or outstanding interest rate lock contracts.
The following table sets forth the contractual maturities and the total fair values at June 30, 2023 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2023	2024	2025	2026	2027	Thereafter	Total carrying amount (1)	Total fair value (1)
Fixed-rate debt	$639	$746	$450	$400	$—	$839	$3,074	$3,003
Average interest rate (2)							3.52%
Floating-rate debt	$2	$4	$4	$4	$4	$13	$31	$32
Average interest rate (2)							8.02%
(1) Excludes $6 million of finance lease obligations and $12 million of unamortized discounts and deferred financing fees.
(2) Average interest rate at June 30, 2023.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amount of the outstanding forward contracts, which relate to intercompany transactions, with terms of less than one year, were $154 million and $155 million at June 30, 2023 and December 31, 2022, respectively.
We intend to offset the gains and losses related to our third-party debt and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on our annual net income (loss). Our exposure to market risk has not materially changed from what we previously disclosed in our 2022 Form 10-K.
For the three and six months ended June 30, 2023, the effects of these derivative instruments resulted in $4 million and $6 million of net losses, respectively, recognized in other income (loss), net on our condensed consolidated statements of income. For the three and six months ended June 30, 2022, the effects of these derivative instruments resulted in $12 million and $17 million of net gains, respectively, recognized in other income (loss), net on our condensed consolidated statements of income. We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect to our net income (loss). At both June 30, 2023 and December 31, 2022, we had $1 million of liabilities recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to derivative instruments.

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
Item 1A. Risk Factors.
At June 30, 2023, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock on a settlement date basis during the quarter ended June 30, 2023:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
April 1 to April 30, 2023	73,368	$109.93	73,368	$444,551,274
May 1 to May 31, 2023	474,174	111.23	474,174	$1,446,807,644
June 1 to June 30, 2023	421,087	112.22	421,087	$1,399,551,401
Total	968,629	$111.56	968,629
(1)On December 18, 2019 and May 10, 2023, our board of directors approved expansions of our share repurchase program. Under each approval, we are authorized to purchase up to $750 million and $1,055 million, respectively, of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the program may be suspended or discontinued at any time and does not have an expiration date. At June 30, 2023, we had approximately $1.4 billion remaining under the combined share repurchase authorizations.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
On May 15, 2023, Susan D. Kronick, Director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 100% of the net shares received after any vesting event with respect to her Annual Equity Retainer awarded pursuant to the Company's Amended and Restated Summary of Non-Employee Director Compensation Policy until December 31, 2024. The Annual Equity Retainer is payable in shares of Class A common stock with a grant date fair value of $170,000 on the date of the Company's Annual Meeting of Stockholders, payable in arrears for service since the prior annual meeting. The Annual Equity Retainer is fully vested on the date of grant in respect of the prior years' service and is pro-rated and paid in cash in the event the director terminates service prior to the annual meeting at which the grant is made. In May 2023, Ms. Kronick's Annual Equity Retainer resulted in her acquisition of 1,508 shares of Class A common stock.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of Hyatt Hotels (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 16, 2023)

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 16, 2022)

+10.1
Form of 2023-2025 Performance Share Unit Agreement under the Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 18, 2023

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Hyatt Hotels Corporation

Date:	August 3, 2023	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Hyatt Hotels Corporation

Date:	August 3, 2023	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)