Form 10-Q
period 2023-09-30
Hyatt Hotels Corp
filed 2023-11-02
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At October 27, 2023, there were 44,221,190 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 58,917,749 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
REVENUES:
Owned and leased hotels	$329	$309	$984	$911
Management, franchise, license, and other fees	250	224	729	582
Contra revenue	(12)	(9)	(34)	(27)
Net management, franchise, license, and other fees	238	215	695	555
Distribution and destination management	222	244	823	746
Other revenues	79	68	238	206
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	754	705	2,267	1,885
Total revenues	1,622	1,541	5,007	4,303
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	256	236	753	675
Distribution and destination management	182	186	664	586
Depreciation and amortization	100	96	297	320
Other direct costs	81	73	266	209
Selling, general, and administrative	131	108	434	295
Costs incurred on behalf of managed and franchised properties	764	697	2,302	1,881
Direct and selling, general, and administrative expenses	1,514	1,396	4,716	3,966
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	(9)	(12)	26	(89)
Equity earnings (losses) from unconsolidated hospitality ventures	7	2	4	(6)
Interest expense	(41)	(38)	(105)	(116)
Gains (losses) on sales of real estate and other	18	(1)	18	250
Asset impairments	(6)	(9)	(13)	(19)
Other income (loss), net	24	(24)	80	(53)
INCOME BEFORE INCOME TAXES	101	63	301	304
PROVISION FOR INCOME TAXES	(33)	(35)	(107)	(143)
NET INCOME	68	28	194	161
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$68	$28	$194	$161
EARNINGS PER SHARE—Basic
Net income	$0.65	$0.25	$1.84	$1.46
Net income attributable to Hyatt Hotels Corporation	$0.65	$0.25	$1.84	$1.46
EARNINGS PER SHARE—Diluted
Net income	$0.63	$0.25	$1.80	$1.44
Net income attributable to Hyatt Hotels Corporation	$0.63	$0.25	$1.80	$1.44

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$68	$28	$194	$161
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $1 and $— for the three and nine months ended September 30, 2023, respectively, and $— for the three and nine months ended September 30, 2022	(26)	(22)	8	(35)
Derivative instrument adjustments, net of tax of $— and $(1) for the three and nine months ended September 30, 2023, respectively, and $— for the three and nine months ended September 30, 2022	3	2	5	5
Available-for-sale debt securities unrealized fair value adjustments, net of tax of $(2) for the three and nine months ended September 30, 2023 and $— for the three and nine months ended September 30, 2022	5	(5)	5	(15)
Other comprehensive income (loss)	(18)	(25)	18	(45)
COMPREHENSIVE INCOME	50	3	212	116
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$50	$3	$212	$116

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$701	$991
Restricted cash	13	39
Short-term investments	26	158
Receivables, net of allowances of $54 and $63 at September 30, 2023 and December 31, 2022, respectively	762	834
Inventories	10	9
Prepaids and other assets	183	180
Prepaid income taxes	56	39
Total current assets	1,751	2,250
Equity method investments	212	178
Property and equipment, net	2,373	2,384
Financing receivables, net of allowances of $40 and $44 at September 30, 2023 and December 31, 2022, respectively	71	60
Operating lease right-of-use assets	366	385
Goodwill	3,202	3,101
Intangibles, net	1,728	1,668
Deferred tax assets	312	257
Other assets	2,302	2,029
TOTAL ASSETS	$12,317	$12,312
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$6	$660
Accounts payable	369	500
Accrued expenses and other current liabilities	461	415
Current contract liabilities	1,350	1,438
Accrued compensation and benefits	182	235
Current operating lease liabilities	40	39
Total current liabilities	2,408	3,287
Long-term debt	3,049	2,453
Long-term contract liabilities	1,700	1,495
Long-term operating lease liabilities	276	298
Other long-term liabilities	1,295	1,077
Total liabilities	8,728	8,610
Commitments and contingencies (see Note 12)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding at both September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 44,677,518 issued and outstanding at September 30, 2023, and Class B common stock, $0.01 par value per share, 390,912,161 shares authorized, 58,917,749 shares issued and outstanding at September 30, 2023. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 47,482,787 issued and outstanding at December 31, 2022, and Class B common stock, $0.01 par value per share, 390,912,161 shares authorized, 58,917,749 shares issued and outstanding at December 31, 2022	1	1
Additional paid-in capital	25	318
Retained earnings	3,784	3,622
Accumulated other comprehensive loss	(224)	(242)
Total stockholders' equity	3,586	3,699
Noncontrolling interests in consolidated subsidiaries	3	3
Total equity	3,589	3,702
TOTAL LIABILITIES AND EQUITY	$12,317	$12,312

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$194	$161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	297	320
Gains on sales of real estate and other	(18)	(250)
Amortization of share awards	60	47
Amortization of operating lease right-of-use assets	28	25
Deferred income taxes	(64)	(7)
Asset impairments	13	19
Equity (earnings) losses from unconsolidated hospitality ventures	(4)	6
Loss on extinguishment of debt	—	8
Contra revenue	34	27
Unrealized (gains) losses, net	(9)	68
Distributions from unconsolidated hospitality ventures	8	11
Working capital changes and other	(113)	(32)
Net cash provided by operating activities	426	403
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(378)	(780)
Proceeds from marketable securities and short-term investments	459	886
Contributions to equity method and other investments	(36)	(7)
Return of equity method and other investments	7	38
Acquisitions, net of cash acquired	(175)	(174)
Capital expenditures	(134)	(142)
Issuance of financing receivables	(31)	(22)
Proceeds from sales of real estate and other, net of cash disposed	(10)	590
Other investing activities	(6)	41
Net cash provided by (used in) investing activities	(304)	430
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of issuance costs of $4 and $—, respectively	596	—
Repayments and repurchases of debt	(659)	(17)
Repurchases of common stock	(358)	(263)
Dividends paid	(32)	—
Utilization of restricted cash for legal defeasance of Series 2005 Bonds	—	(8)
Other financing activities	(13)	(17)
Net cash used in financing activities	(466)	(305)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5)	26
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, INCLUDING CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CLASSIFIED WITHIN CURRENT ASSETS HELD FOR SALE	(349)	554
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH RECLASSIFIED TO ASSETS HELD FOR SALE	—	(2)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(349)	552
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—BEGINNING OF YEAR	1,067	1,065
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—END OF PERIOD	$718	$1,617

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

Supplemental disclosure of cash flow information:

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$701	$1,223
Restricted cash (1)	13	356
Restricted cash included in other assets (1)	4	38
Total cash, cash equivalents, and restricted cash	$718	$1,617

(1) Restricted cash generally represents collateral for certain obligations, escrow deposits, and other arrangements.

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash paid during the period for interest	$80	$95
Cash paid during the period for income taxes	$124	$87
Cash paid for amounts included in the measurement of operating lease liabilities	$37	$33
Non-cash investing and financing activities are as follows:
Change in accrued capital expenditures	$14	$5
Non-cash redemption of financing receivables	$20	$—
Non-cash right-of-use assets obtained in exchange for operating lease liabilities	$11	$20
Non-cash contingent consideration liability assumed in acquisition (see Note 6)	$107	$—
Non-cash contingent consideration receivable recorded in disposition (see Note 6)	$28	$—
Non-cash redemption of held-to-maturity debt security in exchange for equity method investment (see Note 4)	$32	$—
Non-cash legal defeasance of Series 2005 Bonds (see Note 6)	$—	$166
Non-cash reduction in right-of-use assets and operating lease liabilities for lease reassessment	$—	$12
Non-cash held-to-maturity debt security received (see Note 6)	$—	$19
Non-cash repurchases of common stock	$—	$16

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions of dollars, except share and per share amounts)
(Unaudited)

	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
	Class	Class	Class	Class
	A	B	A	B
BALANCE—January 1, 2022	50,322,050	59,653,271	$1	$—	$640	$3,167	$(245)	$3	$3,566
Total comprehensive loss	—	—	—	—	—	(73)	14	—	(59)
Employee stock plan issuance	12,221	—	—	—	1	—	—	—	1
Class share conversions	635,522	(635,522)	—	—	—	—	—	—	—
Share-based payment activity	303,355	—	—	—	16	—	—	—	16
BALANCE—March 31, 2022	51,273,148	59,017,749	$1	$—	$657	$3,094	$(231)	$3	$3,524
Total comprehensive income	—	—	—	—	—	206	(34)	—	172
Repurchases of common stock	(1,210,402)	—	—	—	(101)	—	—	—	(101)
Employee stock plan issuance	13,963	—	—	—	1	—	—	—	1
Share-based payment activity	19,623	—	—	—	16	—	—	—	16
BALANCE—June 30, 2022	50,096,332	59,017,749	$1	$—	$573	$3,300	$(265)	$3	$3,612
Total comprehensive income	—	—	—	—	—	28	(25)	—	3
Repurchases of common stock	(1,865,489)	—	—	—	(162)	—	—	—	(162)
Liability for repurchases of common stock (1)	—	—	—	—	(16)	—	—	—	(16)
Employee stock plan issuance	18,143	—	—	—	2	—	—	—	2
Share-based payment activity	163,442	—	—	—	7	—	—	—	7
BALANCE—September 30, 2022	48,412,428	59,017,749	$1	$—	$404	$3,328	$(290)	$3	$3,446

BALANCE—January 1, 2023	47,482,787	58,917,749	$1	$—	$318	$3,622	$(242)	$3	$3,702
Total comprehensive income	—	—	—	—	—	58	19	—	77
Repurchases of common stock (2)	(1,018,931)	—	—	—	(98)	—	—	—	(98)
Liability for repurchases of common stock (3)	—	—	—	—	(8)	—	—	—	(8)
Employee stock plan issuance	13,925	—	—	—	1	—	—	—	1
Share-based payment activity	366,917	—	—	—	22	—	—	—	22
BALANCE—March 31, 2023	46,844,698	58,917,749	$1	$—	$235	$3,680	$(223)	$3	$3,696
Total comprehensive income	—	—	—	—	—	68	17	—	85
Repurchases of common stock (4)	(968,629)	—	—	—	(101)	—	—	—	(101)
Employee stock plan issuance	18,337	—	—	—	2	—	—	—	2
Share-based payment activity	8,193	—	—	—	19	—	—	—	19
Cash dividends of $0.15 per share (see Note 13)	—	—	—	—	—	(16)	—	—	(16)
BALANCE—June 30, 2023	45,902,599	58,917,749	$1	$—	$155	$3,732	$(206)	$3	$3,685
Total comprehensive income	—	—	—	—	—	68	(18)	—	50
Repurchases of common stock (5)	(1,246,366)	—	—	—	(145)	—	—	—	(145)
Employee stock plan issuance	14,489	—	—	—	2	—	—	—	2
Share-based payment activity	6,796	—	—	—	13	—	—	—	13
Cash dividends of $0.15 per share (see Note 13)	—	—	—	—	—	(16)	—	—	(16)
BALANCE—September 30, 2023	44,677,518	58,917,749	$1	$—	$25	$3,784	$(224)	$3	$3,589
(1) Represents repurchases of 189,000 shares for $16 million that were initiated prior to September 30, 2022, but settled in the fourth quarter of 2022.
(2) Includes the settlement of 1,018,931 shares repurchased for $106 million of cash, offset by the payment of a $9 million liability for shares not settled as of December 31, 2022, and also includes a $1 million liability for the 1% U.S. federal excise tax on certain share repurchases enacted by the Inflation Reduction Act of 2022.

(3) Represents repurchases of 73,368 shares for $8 million that were initiated prior to March 31, 2023, but settled in the second quarter of 2023.
(4) Includes the settlement of 968,629 shares repurchased for $108 million of cash, offset by the payment of an $8 million liability for shares not settled as of March 31, 2023, and also includes a $1 million liability for the 1% U.S. federal excise tax on certain share repurchases enacted by the Inflation Reduction Act of 2022.

(5) Includes a $1 million liability for the 1% U.S. federal excise tax on certain share repurchases enacted by the Inflation Reduction Act of 2022.

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)
1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries have offerings that consist of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential and vacation units. We also offer distribution and destination management services through ALG Vacations, a paid membership program through the Unlimited Vacation Club, and a boutique and luxury global travel platform through Mr & Mrs Smith. At September 30, 2023, our hotel portfolio included 603 full service hotels, comprising 188,253 rooms throughout the world; 587 select service hotels, comprising 86,292 rooms, of which 454 hotels are located in the United States; and 120 all-inclusive resorts, comprising 38,712 rooms. At September 30, 2023, our portfolio of properties operated in 76 countries around the world. Additionally, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotels or licensed by third parties.
Unless otherwise specified or required by the context, references in this Quarterly Report on Form 10-Q ("Quarterly Report") to "Hyatt," the "Company," "we," "us," or "our" mean Hyatt Hotels Corporation and its consolidated subsidiaries. As used in these Notes and throughout this Quarterly Report on Form 10-Q:
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
•"properties," "portfolio of properties," or "property portfolio" refer to our hotel portfolio and residential and vacation units that we operate, manage, franchise, own, lease, develop, license, or to which we provide services or license our trademarks, including under the Park Hyatt, Grand Hyatt, Hyatt Regency, Hyatt, Hyatt Vacation Club, Hyatt Place, Hyatt House, Hyatt Studios, UrCove, Miraval, Alila, Andaz, Thompson Hotels, Dream Hotels, Hyatt Centric, Caption by Hyatt, The Unbound Collection by Hyatt, Destination by Hyatt, JdV by Hyatt, Impression by Secrets, Hyatt Ziva, Hyatt Zilara, Zoëtry Wellness & Spa Resorts, Secrets Resorts & Spas, Breathless Resorts & Spas, Dreams Resorts & Spas, Hyatt Vivid Hotels & Resorts, Alua Hotels & Resorts, and Sunscape Resorts & Spas brands;
•"residential units" refer to residential units that we manage, own, or to which we provide services or license our trademarks (such as serviced apartments and Hyatt-branded residential units) that are typically part of a mixed-use project and located either adjacent to or near a full service hotel that is a member of our portfolio of properties or in unique leisure locations; and
•"vacation units" refer to the fractional and timeshare vacation properties with respect to which we license our trademarks and that are part of the Hyatt Vacation Club.
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

2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Standards
Reference Rate Reform—In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2020-04 ("ASU 2020-04"), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions that we can elect to adopt, subject to meeting certain criteria, regarding contract modifications, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued Accounting Standards Update No. 2022-06 ("ASU 2022-06"), Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 was effective upon issuance and defers the sunset date of Topic 848 by two years, extending the provisions of ASU 2020-04 through December 31, 2024. During the nine months ended September 30, 2023, we amended certain LIBOR-based contracts and adopted the provisions of ASU 2020-04 in conjunction with the amendments. We are also in the process of converting other LIBOR-based contracts to alternative reference rates. ASU 2020-04 did not materially impact our condensed consolidated financial statements upon adoption and is not expected to have a material future impact as we apply optional expedients or exceptions.
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
The following tables present our revenues disaggregated by the nature of the product or service:

	Three Months Ended September 30, 2023
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME management and franchising	Apple Leisure Group	Corporate and other	Eliminations	Total
Rooms revenues (1)	$208	$—	$—	$—	$17	$—	$(8)	$217
Food and beverage	73	—	—	—	—	—	—	73
Other	37	—	—	—	2	—	—	39
Owned and leased hotels	318	—	—	—	19	—	(8)	329
Base management fees	—	63	17	11	13	—	(10)	94
Incentive management fees	—	12	20	6	16	—	(3)	51
Franchise, license, and other fees	—	62	5	5	9	24	—	105
Management, franchise, license, and other fees	—	137	42	22	38	24	(13)	250
Contra revenue	—	(7)	(1)	(3)	(1)	—	—	(12)
Net management, franchise, license, and other fees	—	130	41	19	37	24	(13)	238
Distribution and destination management	—	—	—	—	222	—	—	222
Other revenues	—	20	—	—	50	8	1	79
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	659	39	26	30	—	—	754
Total	$318	$809	$80	$45	$358	$32	$(20)	$1,622
(1) Apple Leisure Group includes package revenues for all-inclusive leased properties.

	Nine Months Ended September 30, 2023
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME management and franchising	Apple Leisure Group	Corporate and other	Eliminations	Total
Rooms revenues (1)	$623	$—	$—	$—	$24	$—	$(23)	$624
Food and beverage	242	—	—	—	—	—	—	242
Other	116	—	—	—	2	—	—	118
Owned and leased hotels	981	—	—	—	26	—	(23)	984
Base management fees	—	189	50	29	42	—	(29)	281
Incentive management fees	—	52	60	22	45	—	(12)	167
Franchise, license, and other fees	—	171	12	13	26	59	—	281
Management, franchise, license, and other fees	—	412	122	64	113	59	(41)	729
Contra revenue	—	(19)	(3)	(9)	(3)	—	—	(34)
Net management, franchise, license, and other fees	—	393	119	55	110	59	(41)	695
Distribution and destination management	—	—	—	—	823	—	—	823
Other revenues	—	83	—	—	134	20	1	238
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1,986	115	72	94	—	—	2,267
Total	$981	$2,462	$234	$127	$1,187	$79	$(63)	$5,007
(1) Apple Leisure Group includes package revenues for all-inclusive leased properties.

	Three Months Ended September 30, 2022
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising (2)	EAME management and franchising (2)	Apple Leisure Group	Corporate and other	Eliminations	Total
Rooms revenues (1)	$196	$—	$—	$—	$15	$—	$(7)	$204
Food and beverage	69	—	—	—	—	—	—	69
Other	35	—	—	—	1	—	—	36
Owned and leased hotels	300	—	—	—	16	—	(7)	309
Base management fees	—	60	14	9	10	—	(9)	84
Incentive management fees	—	15	13	6	12	—	(3)	43
Franchise, license, and other fees	—	52	3	11	18	13	—	97
Management, franchise, license, and other fees	—	127	30	26	40	13	(12)	224
Contra revenue	—	(5)	(1)	(2)	(1)	—	—	(9)
Net management, franchise, license, and other fees	—	122	29	24	39	13	(12)	215
Distribution and destination management	—	—	—	—	244	—	—	244
Other revenues	—	28	—	—	37	3	—	68
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	614	43	21	27	—	—	705
Total	$300	$764	$72	$45	$363	$16	$(19)	$1,541
(1) Apple Leisure Group includes package revenues for all-inclusive leased properties.
(2) Amounts presented have been adjusted for changes within the segments effective on January 1, 2023 (see Note 16).

	Nine Months Ended September 30, 2022
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising (2)	EAME management and franchising (2)	Apple Leisure Group	Corporate and other	Eliminations	Total
Rooms revenues (1)	$572	$—	$—	$—	$19	$—	$(21)	$570
Food and beverage	225	—	—	—	—	—	—	225
Other	115	—	—	—	1	—	—	116
Owned and leased hotels	912	—	—	—	20	—	(21)	911
Base management fees	—	167	32	24	27	—	(27)	223
Incentive management fees	—	45	25	19	48	—	(9)	128
Franchise, license, and other fees	—	142	10	14	31	34	—	231
Management, franchise, license, and other fees	—	354	67	57	106	34	(36)	582
Contra revenue	—	(17)	(3)	(6)	(1)	—	—	(27)
Net management, franchise, license, and other fees	—	337	64	51	105	34	(36)	555
Distribution and destination management	—	—	—	—	746	—	—	746
Other revenues	—	91	—	—	104	9	2	206
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1,632	114	57	82	—	—	1,885
Total	$912	$2,060	$178	$108	$1,057	$43	$(55)	$4,303
(1) Apple Leisure Group includes package revenues for all-inclusive leased properties.
(2) Amounts presented have been adjusted for changes within the segments effective on January 1, 2023 (see Note 16).
Contract Balances
Contract assets, included in receivables, net on our condensed consolidated balance sheets, were insignificant at both September 30, 2023 and December 31, 2022. As our profitability hurdles are generally calculated on a full-year basis, we expect our contract assets to be insignificant at year-end.
Contract liabilities were comprised of the following:

	September 30, 2023	December 31, 2022
Deferred revenue related to the paid membership program	$1,162	$1,013
Deferred revenue related to the loyalty program	1,101	928
Deferred revenue related to travel distribution and destination management services	570	732
Advanced deposits	59	61
Initial fees received from franchise owners	45	45
Deferred revenue related to insurance programs	5	66
Other deferred revenue	108	88
Total contract liabilities	$3,050	$2,933
Revenue recognized during the three months ended September 30, 2023 and September 30, 2022 included in the contract liabilities balance at the beginning of each year was $184 million and $153 million, respectively. Revenue recognized during the nine months ended September 30, 2023 and September 30, 2022 included in the contract liabilities balance at the beginning of each year was $1,058 million and $822 million, respectively. This revenue primarily relates to travel distribution and destination management services, the loyalty program, and the Unlimited Vacation Club paid membership program.

Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $550 million at September 30, 2023, approximately 20% of which we expect to recognize over the next 12 months, with the remainder to be recognized thereafter.
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
Equity Method Investments
Equity method investments were $212 million and $178 million at September 30, 2023 and December 31, 2022, respectively.
During the three months ended September 30, 2023, we acquired 50% of the outstanding shares of a third-party entity that owns three of our managed properties in India in exchange for the non-cash redemption of a held-to-maturity ("HTM") debt security. Upon completion, one of our unconsolidated hospitality ventures in India acquired 100% of the outstanding shares of the entity, and we recorded a $32 million equity method investment on our condensed consolidated balance sheet at September 30, 2023. On September 28, 2023, our unconsolidated hospitality venture publicly filed a draft red herring prospectus with the Securities and Exchange Board of India in conjunction with a proposed initial public offering of equity shares, subject to market conditions and regulatory approvals.
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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value on our condensed consolidated balance sheets, were as follows:

	September 30, 2023	December 31, 2022
Loyalty program (Note 8)	$809	$728
Deferred compensation plans held in rabbi trusts (Note 8 and Note 10)	449	420
Captive insurance company (Note 8)	103	110
Total marketable securities held to fund operating programs	$1,361	$1,258
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents and short-term investments	(352)	(339)
Marketable securities held to fund operating programs included in other assets	$1,009	$919
At September 30, 2023 and December 31, 2022, marketable securities held to fund operating programs included:
•$297 million and $174 million, respectively, of available-for-sale ("AFS") debt securities with contractual maturity dates ranging from 2023 through 2069. The amortized cost of our AFS debt securities approximates fair value;

•$26 million and $138 million, respectively, of time deposits classified as HTM debt securities with contractual maturity dates ranging from 2023 through 2025. The amortized cost of our time deposits approximates fair value;
•$14 million and $62 million, respectively, of equity securities with a readily determinable fair value.
Net unrealized and realized gains (losses) from marketable securities held to fund operating programs recognized on our condensed consolidated financial statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$(10)	$(12)	$21	$(90)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (2)	(4)	(6)	11	(43)
Other income (loss), net (Note 18)	(5)	(12)	—	(42)
Other comprehensive income (loss) (Note 13)	—	(5)	—	(15)

Realized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$1	$—	$5	$1
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (2)	1	—	3	1
Other income (loss), net (Note 18)	(1)	—	(1)	—
(1) Unrealized and realized gains and losses recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts are offset by amounts recognized in owned and leased hotels expenses and selling, general, and administrative expenses with no impact on net income.
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
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at cost or fair value, depending on the nature of the investment, on our condensed consolidated balance sheets, were as follows:

	September 30, 2023	December 31, 2022
Interest-bearing money market funds	$57	$430
Common shares in Playa N.V. (Note 8)	88	79
Time deposits (1)	9	10
Total marketable securities held for investment purposes	$154	$519
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(65)	(440)
Marketable securities held for investment purposes included in other assets	$89	$79
(1) Time deposits have contractual maturity dates ranging from 2023 through 2025. The amortized cost of our time deposits approximates fair value.

We hold common shares in Playa Hotels & Resorts N.V. ("Playa N.V."), which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. We did not sell any of these common shares during the nine months ended September 30, 2023 or September 30, 2022. Net unrealized gains (losses) recognized on our condensed consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Other income (loss), net (Note 18)	$(11)	$(12)	$9	$(26)
Fair Value—We measure marketable securities at fair value on a recurring basis:

	September 30, 2023	Cash and cash equivalents	Short-term investments	Other assets
Level One—Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$390	$390	$—	$—
Mutual funds and exchange-traded funds	455	—	—	455
Common shares	96	—	—	96
Level Two—Significant Other Observable Inputs
Time deposits	35	1	8	26
U.S. government obligations	249	—	8	241
U.S. government agencies	42	—	6	36
Corporate debt securities	201	—	4	197
Mortgage-backed securities	19	—	—	19
Asset-backed securities	25	—	—	25
Municipal and provincial notes and bonds	3	—	—	3
Total	$1,515	$391	$26	$1,098

	December 31, 2022	Cash and cash equivalents	Short-term investments	Other assets
Level One—Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$620	$620	$—	$—
Mutual funds	482	—	—	482
Common shares in Playa N.V.	79	—	—	79
Level Two—Significant Other Observable Inputs
Time deposits	148	1	145	2
U.S. government obligations	237	—	3	234
U.S. government agencies	55	—	8	47
Corporate debt securities	109	—	2	107
Mortgage-backed securities	21	—	—	21
Asset-backed securities	21	—	—	21
Municipal and provincial notes and bonds	5	—	—	5
Total	$1,777	$621	$158	$998
During the nine months ended September 30, 2023 and September 30, 2022, there were no transfers between levels of the fair value hierarchy. We do not have nonfinancial assets or nonfinancial liabilities required to be measured at fair value on a recurring basis.

Other Investments
HTM Debt Securities—We hold investments in third-party entities associated with certain of our hotels. The investments are redeemable on various dates through 2062 and recorded as HTM debt securities within other assets on our condensed consolidated balance sheets:

	September 30, 2023	December 31, 2022
HTM debt securities	$52	$96
Less: allowance for credit losses	(13)	(31)
Total HTM debt securities, net of allowances	$39	$65
The following table summarizes the activity in our HTM debt securities allowance for credit losses:

	2023	2022
Allowance at January 1	$31	$38
Provisions, net (1)	2	2
Write-offs	(3)	—
Allowance at June 30	$30	$40
Reversals, net (1)	(17)	(10)
Allowance at September 30	$13	$30
(1) Provisions for credit losses were partially or fully offset by interest income recognized in the same periods (see Note 18).
We estimated the fair value of these HTM debt securities to be approximately $39 million and $81 million at September 30, 2023 and December 31, 2022, respectively. The fair values of our investments in preferred shares, which are classified as Level Three in the fair value hierarchy, are estimated using internally-developed discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value. The remaining HTM debt securities are classified as Level Two in the fair value hierarchy due to the use and weighting of multiple market inputs being considered in the final price of the security.
Convertible Debt Security—During the nine months ended September 30, 2023, we invested in a $30 million convertible debt security associated with a franchised property, which is classified as AFS and recorded in other assets on our condensed consolidated balance sheet. The investment has a contractual maturity date in 2029. The convertible debt investment is remeasured at fair value on a recurring basis and is classified as Level Three in the fair value hierarchy. We estimated the fair value of this investment to be $37 million at September 30, 2023. The fair value is estimated using a discounted future cash flow model, and the primary sensitivity in the model is the selection of an appropriate discount rate. Fluctuations in our assumptions could result in different estimates of fair value. Net unrealized gains recognized on our condensed consolidated financial statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Other comprehensive income (loss) (Note 13)	$7	$—	$7	$—
Equity Securities Without a Readily Determinable Fair Value—At September 30, 2023 and December 31, 2022, we held $16 million and $12 million, respectively, of investments in equity securities without a readily determinable fair value, which are recorded within other assets on our condensed consolidated balance sheets and represent investments in entities where we do not have the ability to significantly influence the operations of the entity.

5.    RECEIVABLES
Receivables
At September 30, 2023 and December 31, 2022, we had $762 million and $834 million, respectively, of net receivables recorded on our condensed consolidated balance sheets.
The following table summarizes the activity in our receivables allowance for credit losses:

	2023	2022
Allowance at January 1	$63	$53
Provisions (reversals), net	(4)	13
Write-offs	(4)	(6)
Other	—	(1)
Allowance at June 30	$55	$59
Write-offs	(1)	(4)
Other	—	3
Allowance at September 30	$54	$58
Financing Receivables

	September 30, 2023	December 31, 2022
Unsecured financing to hotel owners	$122	$120
Less: current portion of financing receivables, included in receivables, net	(11)	(16)
Less: allowance for credit losses	(40)	(44)
Total long-term financing receivables, net of allowances	$71	$60
Allowance for Credit Losses—The following table summarizes the activity in our unsecured financing receivables allowance for credit losses:

	2023	2022
Allowance at January 1	$44	$69
Reversals, net	(2)	(7)
Write-offs	(2)	(1)
Foreign currency exchange, net	—	(1)
Allowance at June 30	$40	$60
Reversals, net	—	(2)
Write-offs (1)	—	(14)
Foreign currency exchange, net	—	(1)
Allowance at September 30	$40	$43
(1) The amount written off during the three months ended September 30, 2022 primarily related to loans with a third-party that were sold.

Credit Monitoring—Our unsecured financing receivables were as follows:

	September 30, 2023
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$115	$(38)	$77	$21
Other financing arrangements	7	(2)	5	—
Total unsecured financing receivables	$122	$(40)	$82	$21

	December 31, 2022
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$118	$(43)	$75	$22
Other financing arrangements	2	(1)	1	1
Total unsecured financing receivables	$120	$(44)	$76	$23
Fair Value—We estimated the fair value of financing receivables to be approximately $131 million and $117 million at September 30, 2023 and December 31, 2022, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using discounted future cash flow models. The principal inputs used are projected future cash flows and the discount rate, which is generally the effective interest rate of the loan.
6.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Mr & Mrs Smith—During the nine months ended September 30, 2023, we acquired 100% of the outstanding shares of Smith Global Limited ("Mr & Mrs Smith") in a business combination through a locked box structure. The enterprise value of £53 million was subject to customary adjustments related to indebtedness and net working capital as of the locked box date, as well as a value accrual representing the economic value from the locked box date through the acquisition date.
We closed on the transaction on June 2, 2023 and paid cash of £58 million (approximately $72 million using exchange rates as of the acquisition date).
Net assets acquired were determined as follows:

Cash paid, net of cash acquired	$50
Cash acquired	22
Net assets acquired	$72
The acquisition includes technology related to a boutique and luxury global travel platform, brand name, and relationships with affiliated hotel owners. Following the acquisition date, fee revenues and operating expenses of Mr & Mrs Smith were recognized on our condensed consolidated statements of income. During the three months ended September 30, 2023 and for the period from the acquisition date through September 30, 2023, total revenues attributable to Mr & Mrs Smith were $7 million and $9 million, respectively. During both the three months ended September 30, 2023 and for the period from the acquisition date through September 30, 2023, net income attributable to Mr & Mrs Smith was $3 million.
Our condensed consolidated balance sheet at September 30, 2023 reflects preliminary estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired are estimated using discounted future cash flow models, the relief from royalty method, or a cost-based approach. Depending on the valuation method, these estimates include revenue projections based on long-term growth rates, expected attrition, historical cost information, and/or an obsolescence factor, all of which are primarily Level Three assumptions. The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.

During the three months ended September 30, 2023, the fair values of certain assets acquired and liabilities assumed were revised, which resulted in insignificant measurement period adjustments.
We will continue to evaluate the contracts acquired and the underlying inputs and assumptions used in our valuation of assets acquired and liabilities assumed. Accordingly, these estimates, along with any related tax impacts, are subject to change during the measurement period, which is up to one year from the date of acquisition.
The following table summarizes the preliminary fair value of the identifiable net assets acquired at the acquisition date:

Cash and cash equivalents	$22
Receivables	6
Prepaids and other assets	1
Goodwill (1)	41
Indefinite-lived intangibles (2)	12
Customer relationship intangibles (3)	12
Other intangibles (4)	16
Total assets acquired	$110

Accounts payable	$1
Accrued expenses and other current liabilities	7
Current contract liabilities	17
Long-term contract liabilities	3
Other long-term liabilities	10
Total liabilities assumed	$38
Total net assets acquired attributable to Hyatt Hotels Corporation	$72
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
During the three and nine months ended September 30, 2023, we recognized an insignificant amount and $4 million, respectively, of transaction costs, primarily related to financial advisory and legal fees, in other income (loss), net on our condensed consolidated statements of income (see Note 18).
Dream Hotel Group—During the nine months ended September 30, 2023, a Hyatt affiliate acquired 100% of the limited liability company interests of each of Chatwal Hotels & Resorts, LLC, DHG Manager, LLC, and each of the subsidiaries of DHG Manager, LLC (collectively, "Dream Hotel Group") for $125 million of base consideration, subject to customary adjustments related to working capital and indebtedness, and up to an additional $175 million of contingent consideration to be paid through 2028 upon the achievement of certain milestones related to the development of additional hotels and/or potential new hotels previously identified by the sellers (the "Dream Acquisition").
We closed on the transaction on February 2, 2023 and paid $125 million of cash. Upon acquisition, we recorded a $107 million contingent consideration liability at fair value in other long-term liabilities on our condensed consolidated balance sheet. The fair value was estimated using a Monte Carlo simulation to model the likelihood of achieving the agreed-upon milestones based on available information as of the acquisition date. The valuation methodology includes assumptions and judgments regarding the discount rate, estimated probability of achieving the milestones, and expected timing of payments, which are primarily Level Three assumptions. The contingent consideration liability is remeasured at fair value on a quarterly basis (see Note 12).

Net assets acquired were determined as follows:

Cash paid	$125
Fair value of contingent consideration	107
Net assets acquired	$232
The acquisition includes management and license agreements for both operating and additional hotels that are expected to open in the future, primarily across North America, and the affiliated trade names for three lifestyle hotel brands. Following the acquisition date, fee revenues and operating expenses of Dream Hotel Group were recognized on our condensed consolidated statements of income and were insignificant for the three months ended September 30, 2023. For the period from the acquisition date through September 30, 2023, total revenues attributable to Dream Hotel Group were $5 million and the net income attributable to Dream Hotel Group was $3 million.
Our condensed consolidated balance sheet at September 30, 2023 reflects preliminary estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired are estimated using either discounted future cash flow models or the relief from royalty method, both of which include revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three assumptions. The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
During the second and third quarters of 2023, the fair values of certain assets acquired and liabilities assumed were revised. The measurement period adjustments primarily resulted from the refinement of certain assumptions, including contract terms and useful lives, which affected the underlying cash flows in the valuation and were based on facts and circumstances that existed at the acquisition date. Measurement period adjustments recorded on our condensed consolidated balance sheet at September 30, 2023 include a $20 million decrease in intangibles, net with a corresponding increase to goodwill. For the period from the acquisition date through September 30, 2023, we recognized an insignificant reduction of amortization expense on our condensed consolidated statements of income that would have been recognized during the six months ended June 30, 2023, if the measurement period adjustments would have been made as of the acquisition date.
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
During the three and nine months ended September 30, 2023, we recognized an insignificant amount and $7 million, respectively, of transaction costs, primarily related to regulatory, financial advisory, and legal fees, in other income (loss), net on our condensed consolidated statements of income (see Note 18).

Hyatt Regency Irvine—During the three months ended September 30, 2022, we acquired Hyatt Regency Irvine from an unrelated third party for $135 million, net of closing costs and proration adjustments. Upon completion of the asset acquisition, we recorded $135 million of property and equipment within our owned and leased hotels segment on our condensed consolidated balance sheet.
Dispositions
Destination Residential Management—During the three months ended September 30, 2023, we sold our interests in the entities which own the Destination Residential Management business to an unrelated third party for $2 million of base consideration, subject to customary adjustments related to working capital and indebtedness, and up to an additional $48 million of contingent consideration. The contingent consideration will be earned within two years following the sale upon the achievement of certain performance-based metrics and the extensions of certain contracts related to the rental programs and/or homeowner associations. We recorded a $28 million contingent consideration receivable at fair value in other assets on our condensed consolidated balance sheet at September 30, 2023.
The fair value of the contingent consideration receivable was estimated using a Monte Carlo simulation to model the likelihood of achieving the performance-based metrics and a probability-based weighting approach to determine the likelihood of extending certain contracts. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, operating results, and expected timing of payments, which are primarily Level Three assumptions. We will recognize changes in the carrying value of the contingent consideration receivable when realizable.
The transaction was accounted for as a business disposition, and we recognized a $19 million pre-tax gain in gains (losses) on sales of real estate and other on our condensed consolidated statements of income during the three months ended September 30, 2023. In conjunction with the disposition, we transferred $10 million of cash to the buyer related to advanced deposits. The operating results and financial position of this business prior to the sale remain within our Americas management and franchising segment.
The Confidante Miami Beach—During the nine months ended September 30, 2022, we sold The Confidante Miami Beach to an unrelated third party for approximately $227 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $24 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income during the nine months ended September 30, 2022. The operating results of this hotel prior to the sale remain within our owned and leased hotels segment.
The Driskill—During the nine months ended September 30, 2022, we sold The Driskill to an unrelated third party for approximately $119 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $51 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income during the nine months ended September 30, 2022. The operating results of this hotel prior to the sale remain within our owned and leased hotels segment.
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
The sale resulted in a $137 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income during the nine months ended September 30, 2022. In connection with the disposition, we recognized a $7 million goodwill impairment charge in asset impairments on our condensed consolidated statements of income during the nine months ended September 30, 2022. The assets disposed represented the entirety of the reporting unit and therefore, no business operations remained to support the related goodwill, which was therefore impaired. The operating results of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Indian Wells Resort & Spa—During the nine months ended September 30, 2022, we sold Hyatt Regency Indian Wells Resort & Spa to an unrelated third party for approximately $136 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $40 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income during the nine months ended September 30, 2022. The operating results of this hotel prior to the sale remain within our owned and leased hotels segment.
7.    INTANGIBLES, NET

		September 30, 2023
	Weighted- average useful lives in years	Gross carrying value	Accumulated amortization	Net carrying value
Management and franchise agreement intangibles	15	$903	$(229)	$674
Brand and other indefinite-lived intangibles	—	625	—	625
Customer relationships intangibles	8	620	(219)	401
Other intangibles	9	44	(16)	28
Total		$2,192	$(464)	$1,728

	December 31, 2022
	Gross carrying value	Accumulated amortization	Net carrying value
Management and franchise agreement intangibles	$786	$(184)	$602
Brand and other indefinite-lived intangibles	593	—	593
Customer relationships intangibles	608	(145)	463
Other intangibles	22	(12)	10
Total	$2,009	$(341)	$1,668

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization expense	$44	$45	$133	$156
During the three and nine months ended September 30, 2023, we recognized $5 million and $12 million, respectively, of impairment charges, and during the three and nine months ended September 30, 2022, we recognized $9 million and $12 million, respectively, of impairment charges in asset impairments on our condensed consolidated statements of income. The impairment charges were primarily related to management and franchise agreement intangibles and were a result of contract terminations within our Apple Leisure Group segment.

8.    OTHER ASSETS

	September 30, 2023	December 31, 2022
Management and franchise agreement assets constituting payments to customers (1)	$817	$699
Marketable securities held to fund the loyalty program (Note 4)	477	406
Marketable securities held to fund rabbi trusts (Note 4)	449	420
Deferred costs related to the paid membership program	172	106
Long-term investments (Note 4)	93	77
Common shares in Playa N.V. (Note 4)	88	79
Marketable securities held for captive insurance company (Note 4)	83	93
Long-term restricted cash	4	37
Other	119	112
Total other assets	$2,302	$2,029
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.
9.    DEBT
At September 30, 2023 and December 31, 2022, we had $3,055 million and $3,113 million, respectively, of total debt, which included $6 million and $660 million, respectively, recorded in current maturities of long-term debt on our condensed consolidated balance sheets.
Senior Notes—During the three months ended September 30, 2023, we issued $600 million of 5.750% senior notes due 2027 (the "2027 Notes") at an issue price of 99.975%. We received approximately $596 million of net proceeds from the sale, after deducting $4 million of underwriting discounts and other offering expenses, which was used, together with cash on hand, to repay the outstanding balance on the $700 million of 1.300% senior notes due 2023 (the "2023 Notes"), as described below. Interest is payable semi-annually on January 30 and July 30 of each year.
During the three months ended September 30, 2023, we repaid the 2023 Notes, of which there was $638 million outstanding, at maturity for approximately $642 million, inclusive of $4 million of accrued interest. Additionally, during the nine months ended September 30, 2023, we repurchased $18 million of the 2023 Notes in the open market.
Revolving Credit Facility—During the nine months ended September 30, 2023 and September 30, 2022, we had no borrowings or repayments on our revolving credit facility in effect for each of the respective periods. At both September 30, 2023 and December 31, 2022, we had no balance outstanding. At September 30, 2023, we had $1,496 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding.
Fair Value—We estimated the fair value of debt, which consists of the notes below (collectively, the "Senior Notes") and other long-term debt, excluding finance leases.
•$750 million of 1.800% senior notes due 2024
•$450 million of 5.375% senior notes due 2025
•$400 million of 4.850% senior notes due 2026
•$600 million of 5.750% senior notes due 2027
•$400 million of 4.375% senior notes due 2028
•$450 million of 5.750% senior notes due 2030
Our Senior Notes are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. We estimated the fair value of other debt instruments using a discounted cash flow analysis based on current market inputs for similar types of arrangements. We classified our other debt instruments and revolving credit facility, if applicable, as Level Three based on the lack of available market data. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in our assumptions could result in different estimates of fair value.

	September 30, 2023
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$3,063	$2,973	$—	$2,944	$29
(1) Excludes $6 million of finance lease obligations and $14 million of unamortized discounts and deferred financing fees.

	December 31, 2022
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$3,121	$3,006	$—	$2,976	$30
(2) Excludes $7 million of finance lease obligations and $15 million of unamortized discounts and deferred financing fees.
10.    OTHER LONG-TERM LIABILITIES

	September 30, 2023	December 31, 2022
Deferred compensation plans funded by rabbi trusts (Note 4)	$449	$420
Income taxes payable	403	339
Guarantee liabilities (Note 12)	121	124
Contingent consideration liability (Note 12)	107	—
Deferred income taxes (Note 11)	82	72
Self-insurance liabilities (Note 12)	72	68
Other	61	54
Total other long-term liabilities	$1,295	$1,077
11.    INCOME TAXES
The provision for income taxes for the three and nine months ended September 30, 2023 was $33 million and $107 million, respectively, compared to the provision for income taxes of $35 million and $143 million for the three and nine months ended September 30, 2022, respectively. The decrease in the provision for income taxes for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily driven by sales of Hyatt Regency Indian Wells Resort & Spa, Grand Hyatt San Antonio River Walk, The Driskill, and The Confidante Miami Beach in 2022.
We are subject to audits by federal, state, and foreign tax authorities. U.S. tax years 2018 through 2020 are currently under field exam. U.S. tax years 2009 through 2011 have been subject to a U.S. Tax Court case concerning the tax treatment of the loyalty program in which the Internal Revenue Service ("IRS") is asserting that loyalty program contributions are taxable income to the Company. U.S. tax years 2012 through 2017 are pending the outcome of the issue currently in U.S. Tax Court.
The Tax Court issued an opinion on October 2, 2023 related to the aforementioned case and determined that the Company must recognize approximately $12 million in net taxable income for the tax years 2009 through 2011, but that the Company need not recognize approximately $228 million in net taxable income that preceded 2009. The Company is evaluating the Tax Court's decision and potential appeal options. In order to appeal the Tax Court's ruling, the Company would be required to pay the tax liability and interest related to the 2009 through 2011 tax years as determined by the Tax Court, which is estimated to be $5 million. If the Company were to appeal and the Tax Court's opinion is upheld, the estimated income tax payment due for the subsequent years 2012 through 2023 is $211 million, including $30 million of estimated interest, net of federal benefit. We believe we have an adequate uncertain tax liability recorded in accordance with Accounting Standards Codification 740, Income Taxes, for this matter and believe that the ultimate outcome of this matter will not have a material effect on our consolidated financial position, results of operations, or liquidity.
At September 30, 2023 and December 31, 2022, total unrecognized tax benefits recorded in other long-term liabilities on our condensed consolidated balance sheets were $301 million and $253 million, respectively, of which

$129 million and $102 million, respectively, would impact the effective tax rate, if recognized. While it is reasonably possible that the amount of uncertain tax benefits associated with the U.S. treatment of the loyalty program could significantly change within the next 12 months, at this time, we are not able to estimate the range by which the reasonably possible outcomes of the pending litigation could impact our uncertain tax benefits within the next 12 months.
12.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety and other bonds, and letter of credit agreements.
Commitments—At September 30, 2023, we are committed, under certain conditions, to lend, provide certain consideration to, or invest in various business ventures up to $351 million, net of any related letters of credit.
Performance Guarantees—Certain of our contractual agreements with third-party hotel owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. Except as described below, at September 30, 2023, our performance guarantees had $108 million of remaining maximum exposure and expire between 2023 and 2042.
Through acquisitions, we acquired certain management agreements with performance guarantees based on annual performance levels and with expiration dates between 2023 and 2045. Contract terms within certain management agreements limit our exposure, and therefore, we are unable to reasonably estimate our maximum potential future payments.
At September 30, 2023 and December 31, 2022, we had $94 million and $108 million, respectively, of total performance guarantee liabilities, which included $88 million and $96 million, respectively, recorded in other long-term liabilities and $6 million and $12 million, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At both September 30, 2023 and December 31, 2022, we had an insignificant amount recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to these performance cure payments.
Debt Repayment Guarantees—We enter into various debt repayment guarantees in order to assist third-party owners, franchisees, and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Geographical region	Maximum potential future payments (1)	Maximum exposure net of recoverability from third parties (1)	Other long-term liabilities recorded at September 30, 2023	Other long-term liabilities recorded at December 31, 2022	Year of guarantee expiration
United States (2), (3)	$110	$41	$8	$3	various, through 2027
All foreign (2), (4)	200	178	25	25	various, through 2031
Total	$310	$219	$33	$28
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
(4) Under certain debt repayment guarantees associated with hotel properties in India, we have the contractual right to recover amounts funded from an unconsolidated hospitality venture, which is a related party, and therefore, we expect our maximum exposure for these guarantees to be approximately $83 million, taking into account our partner's 50% ownership interest in the unconsolidated hospitality venture. Under certain events or conditions, we have the right to force the sale of the properties in order to recover amounts funded.
At September 30, 2023, we are not aware, nor have we received any notification, that our unconsolidated hospitality ventures, third-party owners, or franchisees are not current on their debt service obligations where we have provided a debt repayment guarantee.

Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be approximately $139 million and $124 million at September 30, 2023 and December 31, 2022, respectively. Based on the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Contingent Consideration Fair Value—We may pay up to an additional $175 million of contingent consideration through 2028 as a result of the Dream Acquisition (see Note 6). At September 30, 2023, we had $174 million of potential future consideration remaining. The contingent consideration liability, which is remeasured at fair value on a recurring basis and is classified as Level Three in the fair value hierarchy, is recorded in other-long term liabilities on our condensed consolidated balance sheets (see Note 10). The following table summarizes the changes in fair value, which are recognized in other income (loss), net on our condensed consolidated statements of income (see Note 18):

2023
Fair value as of acquisition date	$107
Change in fair value	(1)
Fair value at June 30	$106
Change in fair value	2
Payments	(1)
Fair value at September 30	$107
Insurance—We obtain commercial insurance for potential losses from general liability, property, automobile, workers' compensation, employment practices liability, crime, cyber, and other miscellaneous risks. A portion of the risk is retained through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance company to be paid within 12 months are $42 million and $39 million at September 30, 2023 and December 31, 2022, respectively, and are recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Reserves for losses in our captive insurance company to be paid in future periods are $72 million and $68 million at September 30, 2023 and December 31, 2022, respectively, and are recorded in other long-term liabilities on our condensed consolidated balance sheets (see Note 10).
Collective Bargaining Agreements—At September 30, 2023, approximately 21% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between various unions and us. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety and Other Bonds—Surety and other bonds issued on our behalf were $254 million at September 30, 2023 and primarily relate to our insurance programs, litigation, taxes, licenses, construction liens, and utilities for our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at September 30, 2023 were $260 million, which primarily relate to our ongoing operations, collateral for customer deposits associated with ALG Vacations, collateral for estimated insurance claims, and securitization of our performance under certain debt repayment guarantees, which are only called on if the borrower defaults on its obligations or we default on our guarantees. Of the letters of credit outstanding, $4 million reduces the available capacity under our revolving credit facility (see Note 9).
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

As a result of certain dispositions, we have agreed to provide customary indemnifications to third-party purchasers for certain liabilities incurred prior to sale and for breach of certain representations and warranties made during the sales process, such as representations of valid title, authority, and environmental issues that may not be limited by a contractual monetary amount. These indemnification agreements survive until the applicable statutes of limitation expire or until the agreed-upon contract terms expire.
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
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recorded a liability in connection with this matter. At September 30, 2023, our maximum exposure is not expected to exceed $18 million.

13.    EQUITY
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of insignificant tax impacts, were as follows:

	Balance at July 1, 2023	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at September 30, 2023
Foreign currency translation adjustments	$(168)	$(26)	$—	$(194)
AFS debt securities unrealized fair value adjustments (1)	(11)	2	3	(6)
Derivative instrument adjustments (2)	(27)	1	2	(24)
Accumulated other comprehensive loss	$(206)	$(23)	$5	$(224)
(1) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in other income (loss), net related to marketable securities held for our captive insurance company (see Note 18).
(2) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks.
	Balance at January 1, 2023	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at September 30, 2023
Foreign currency translation adjustments	$(202)	$8	$—	$(194)
AFS debt securities unrealized fair value adjustments (3)	(11)	2	3	(6)
Derivative instrument adjustments (4)	(29)	1	4	(24)
Accumulated other comprehensive loss	$(242)	$11	$7	$(224)
(3) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in other income (loss), net related to marketable securities held for our captive insurance company (see Note 18).
(4) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks. We expect to reclassify $6 million of losses over the next 12 months.

	Balance at July 1, 2022	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at September 30, 2022
Foreign currency translation adjustments	$(219)	$(22)	$—	$(241)
AFS debt securities unrealized fair value adjustments	(11)	(5)	—	(16)
Pension liabilities adjustment	(4)	—	—	(4)
Derivative instrument adjustments (5)	(31)	—	2	(29)
Accumulated other comprehensive loss	$(265)	$(27)	$2	$(290)
(5) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks.
	Balance at January 1, 2022	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at September 30, 2022
Foreign currency translation adjustments (6)	$(206)	$(40)	$5	$(241)
AFS debt securities unrealized fair value adjustments	(1)	(15)	—	(16)
Pension liabilities adjustment	(4)	—	—	(4)
Derivative instrument adjustments (7)	(34)	—	5	(29)
Accumulated other comprehensive loss	$(245)	$(55)	$10	$(290)
(6) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in equity earnings (losses) from unconsolidated hospitality ventures related to the disposition of our ownership interest in an unconsolidated hospitality venture (see Note 4).
(7) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks.
Share Repurchases—On December 18, 2019 and May 10, 2023, our board of directors authorized repurchases of up to $750 million and $1,055 million, respectively, of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction, at prices we deem appropriate and subject to market conditions, applicable law, and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A and Class B common stock. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock, and the program may be suspended or discontinued at any time. At September 30, 2023, we had $1.3 billion remaining under the combined share repurchase authorizations.
During the nine months ended September 30, 2023, we repurchased 3,233,926 shares of Class A common stock. The shares of common stock were repurchased at a weighted-average price of $110.72 per share for an aggregate purchase price of $358 million, excluding insignificant related expenses. The shares repurchased included the repurchase of 106,116 shares for $9 million, which was initiated prior to December 31, 2022 and settled during the nine months ended September 30, 2023. At December 31, 2022, the $9 million share repurchase liability was recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet. The shares repurchased during the nine months ended September 30, 2023 represented approximately 3% of our total shares of common stock outstanding at December 31, 2022. The shares of Class A common stock repurchased in the open market were retired and returned to the status of authorized and unissued shares.
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

Dividend—The following tables summarize dividends paid to Class A and Class B shareholders of record:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Class A common stock	$7	$—	$14	$—
Class B common stock	9	—	18	—
Total cash dividends paid	$16	$—	$32	$—

Date declared	Dividend per share amount for Class A and Class B	Date of record	Date paid
May 11, 2023	$0.15	May 30, 2023	June 12, 2023
August 3, 2023	$0.15	August 25, 2023	September 8, 2023
14.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan, we award time-vested stock appreciation rights ("SARs"), time-vested restricted stock units ("RSUs"), and performance-vested restricted stock units ("PSUs") to certain employees and non-employee directors. In addition, non-employee directors may elect to receive their annual fees and/or annual equity retainers in the form of shares of our Class A common stock. Compensation expense and unearned compensation presented below exclude (i) amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as these expenses have been, and will continue to be, reimbursed by our third-party hotel owners and are recognized in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our condensed consolidated statements of income and (ii) insignificant amounts related to employees of our owned and leased hotels recognized in owned and leased hotels expenses on our condensed consolidated statements of income. Stock-based compensation expense recognized in selling, general, and administrative expenses and distribution and destination management expenses on our condensed consolidated statements of income related to these awards was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
SARs	$1	$—	$12	$11
RSUs	7	6	32	30
PSUs	4	1	16	6
Total	$12	$7	$60	$47
SARs—During the nine months ended September 30, 2023, we granted 284,912 SARs to employees with a weighted-average grant date fair value of $48.54. During the nine months ended September 30, 2022, we granted 359,113 SARs to employees with a weighted-average grant date fair value of $37.56.
RSUs—During the nine months ended September 30, 2023, we granted 469,981 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $111.07. During the nine months ended September 30, 2022, we granted 539,818 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $91.81.
PSUs—During the nine months ended September 30, 2023, we granted 133,383 PSUs to employees with a weighted-average grant date fair value of $120.64. During the nine months ended September 30, 2022, we granted 176,756 PSUs to employees with a weighted-average grant date fair value of $81.14.
Our total unearned compensation for our stock-based compensation programs at September 30, 2023 was $3 million for SARs, $36 million for RSUs, and $25 million for PSUs, which will be recognized in selling, general, and administrative expenses and distribution and destination management expenses over a weighted-average period of 2 years.

15.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout 2023 and 2022 is the brother-in-law of our Executive Chairman. During the three and nine months ended September 30, 2023, we incurred $3 million and $10 million, respectively, of legal fees with this firm. During the three and nine months ended September 30, 2022, we incurred $4 million and $10 million, respectively, of legal fees with this firm. At September 30, 2023 and December 31, 2022, we had $3 million and insignificant amounts, respectively, due to the law firm.
Equity Method Investments—We have equity method investments in entities that own, operate, manage, or franchise properties for which we receive management, franchise, or license fees. We recognized $5 million and $7 million of fees during the three months ended September 30, 2023 and September 30, 2022, respectively. During both the nine months ended September 30, 2023 and September 30, 2022, we recognized $17 million of fees. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 12) to these entities. During the three months ended September 30, 2023 and September 30, 2022, we recognized $1 million and $2 million, respectively, of income related to these guarantees. During the nine months ended September 30, 2023 and September 30, 2022, we recognized $4 million and $5 million, respectively, of income related to these guarantees. At September 30, 2023 and December 31, 2022, we had $38 million and $33 million, respectively, of net receivables due from these properties, inclusive of $21 million in both periods, classified as financing receivables on our condensed consolidated balance sheets. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 50%.
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
16.     SEGMENT INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker ("CODM") to assess performance and make decisions regarding the allocation of resources. Our CODM is our President and Chief Executive Officer. Effective January 1, 2023, we changed the strategic and operational oversight for our properties located in the Indian subcontinent. Revenues associated with these properties are now reported in the ASPAC management and franchising segment. The segment changes have been reflected retrospectively for the three and nine months ended September 30, 2022. We define our reportable segments as follows:
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

~~•~~Americas management and franchising—This segment derives its earnings primarily from a combination of hotel management services and licensing of our portfolio of brands to franchisees located in the United States, Canada, the Caribbean, Mexico, Central America, and South America, as well as revenues from the Destination Residential Management business, which was sold during the three months ended September 30, 2023 (see Note 6). This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These reimbursed costs relate primarily to payroll at managed properties where the Company is the employer, as well as costs associated with sales, reservations, digital and technology, digital media, and marketing services (collectively, "system-wide services") and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from the Company's owned and leased hotels and are eliminated in consolidation.
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
The table below shows summarized consolidated financial information by segment. Included within corporate and other are the results related to our co-branded credit card programs, the results of Mr & Mrs Smith, and unallocated corporate expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Owned and leased hotels
Owned and leased hotels revenues	$318	$300	$981	$912
Intersegment revenues (1)	8	7	23	21
Adjusted EBITDA	64	66	222	219
Depreciation and amortization	45	45	136	141
Americas management and franchising
Management, franchise, license, and other fees revenues	137	127	412	354
Contra revenue	(7)	(5)	(19)	(17)
Other revenues	20	28	83	91
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	659	614	1,986	1,632
Intersegment revenues (1)	10	9	34	30
Adjusted EBITDA	114	114	355	316
Depreciation and amortization	7	5	20	16
ASPAC management and franchising
Management, franchise, license, and other fees revenues	42	30	122	67
Contra revenue	(1)	(1)	(3)	(3)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	39	43	115	114
Adjusted EBITDA	28	18	90	34
Depreciation and amortization	—	—	1	1
EAME management and franchising
Management, franchise, license, and other fees revenues	22	26	64	57
Contra revenue	(3)	(2)	(9)	(6)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	26	21	72	57
Intersegment revenues (1)	3	3	7	6
Adjusted EBITDA	16	18	44	32
Apple Leisure Group
Owned and leased hotels revenues	19	16	26	20
Management, franchise, license, and other fees revenues	38	40	113	106
Contra revenue	(1)	(1)	(3)	(1)
Distribution and destination management revenues	222	244	823	746
Other revenues	50	37	134	104
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	30	27	94	82
Adjusted EBITDA	50	78	178	188
Depreciation and amortization	40	40	119	142
Corporate and other
Revenues	32	16	79	43
Intersegment revenues (1)	(1)	—	(1)	(2)
Adjusted EBITDA	(25)	(42)	(102)	(114)
Depreciation and amortization	8	6	21	20
Eliminations
Revenues (1)	(20)	(19)	(63)	(55)
Adjusted EBITDA	—	—	1	1
TOTAL
Revenues	$1,622	$1,541	$5,007	$4,303
Adjusted EBITDA	247	252	788	676
Depreciation and amortization	100	96	297	320
(1) Intersegment revenues are included in management, franchise, license, and other fees revenues, owned and leased hotels revenues, and other revenues and eliminated in Eliminations.

The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to Hyatt Hotels Corporation	$68	$28	$194	$161
Interest expense	41	38	105	116
Provision for income taxes	33	35	107	143
Depreciation and amortization	100	96	297	320
EBITDA	242	197	703	740
Contra revenue	12	9	34	27
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(754)	(705)	(2,267)	(1,885)
Costs incurred on behalf of managed and franchised properties	764	697	2,302	1,881
Equity (earnings) losses from unconsolidated hospitality ventures	(7)	(2)	(4)	6
Stock-based compensation expense (Note 14)	12	7	60	47
(Gains) losses on sales of real estate and other (Note 6)	(18)	1	(18)	(250)
Asset impairments	6	9	13	19
Other (income) loss, net (Note 18)	(24)	24	(80)	53
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	14	15	45	38
Adjusted EBITDA	$247	$252	$788	$676

17.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$68	$28	$194	$161
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$68	$28	$194	$161
Denominator:
Basic weighted-average shares outstanding (1)	104,335,826	109,077,476	105,411,846	109,730,293
Stock-based compensation	2,523,931	1,946,515	2,461,795	2,062,150
Diluted weighted-average shares outstanding (1)	106,859,757	111,023,991	107,873,641	111,792,443
Basic Earnings Per Share:
Net income	$0.65	$0.25	$1.84	$1.46
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$0.65	$0.25	$1.84	$1.46
Diluted Earnings Per Share:
Net income	$0.63	$0.25	$1.80	$1.44
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$0.63	$0.25	$1.80	$1.44
(1) The computations reflect a reduction in shares outstanding at September 30, 2022 for the repurchases of 189,000 shares that were initiated prior to September 30, 2022, but settled in the fourth quarter of 2022.

The computations of diluted earnings per share for the three and nine months ended September 30, 2023 and September 30, 2022 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
SARs	24,100	10,900	54,900	9,300
RSUs	100	2,800	1,900	1,900

18.    OTHER INCOME (LOSS), NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$24	$14	$56	$29
Credit loss reversals (provisions), net (Note 4 and Note 5)	17	12	17	17
Depreciation recovery	6	4	15	12
Guarantee amortization income (Note 12)	5	10	12	17
Loss on extinguishment of debt	—	—	—	(8)
Restructuring costs (1)	—	(26)	1	(26)
Transaction costs (Note 6)	(2)	—	(13)	(1)
Guarantee expense (Note 12)	(4)	(4)	(16)	(12)
Foreign currency exchange, net	(6)	(10)	(7)	(12)
Unrealized gains (losses), net (Note 4)	(16)	(24)	9	(68)
Other, net	—	—	6	(1)
Other income (loss), net	$24	$(24)	$80	$(53)
(1) During the three and nine months ended September 30, 2022, we recognized $26 million of restructuring expenses for severance costs related to the planned future redevelopment of an owned hotel.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, and financial performance; and prospective or future events. Forward-looking statements involve known and unknown risks that are difficult to predict. As a result, our actual results, performance, or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the SEC, including our Annual Report on Form 10-K; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; global supply chain constraints and interruptions, rising costs of construction-related labor and materials, and increases in costs due to inflation or other factors that may not be fully offset by increases in revenues in our business; risks affecting the luxury, resort, and all-inclusive lodging segments; levels of spending in business, leisure, and group segments, as well as consumer confidence; declines in occupancy and average daily rate ("ADR"); limited visibility with respect to future bookings; loss of key personnel; domestic and international political and geo-political conditions, including the escalating conflict in Israel, Gaza, and surrounding areas, and political or civil unrest or changes in trade policy; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters, weather and climate-related events, such as earthquakes, tsunamis, tornadoes, hurricanes, droughts, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases, or fear of such outbreaks; the pace and consistency of recovery following the COVID-19 pandemic and the long-term effects of the pandemic, including with respect to global and regional economic activity, travel limitations or bans, the demand for travel, transient and group business, and levels of consumer confidence; the ability of third-party owners, franchisees, or hospitality venture partners to successfully navigate the impacts of the COVID-19 pandemic, any additional resurgence, or COVID-19 variants or other pandemics, epidemics or other health crises; our ability to successfully achieve certain levels of operating profits at hotels that have performance tests or guarantees in favor of our third-party owners; the impact of hotel renovations and redevelopments; risks associated with our capital allocation plans, share repurchase program, and dividend payments, including a reduction in, or elimination or suspension of, repurchase activity or dividend payments; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with colleagues and labor unions and changes in labor laws; the financial condition of, and our relationships with, third-party property owners, franchisees, and hospitality venture partners; the possible inability of third-party owners, franchisees, or development partners to access the capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and our ability to successfully integrate completed acquisitions with existing operations, including with respect to our acquisition of Apple Leisure Group and Dream Hotel Group and the successful integration of each business; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); our ability to successfully execute on our strategy to expand our management and franchising business while at the same time reducing our real estate asset base within targeted timeframes and at expected values; declines in the value of our real estate assets; unforeseen terminations of our management or franchise agreements; changes in federal, state, local, or foreign tax law; increases in interest rates, wages, and other operating costs; foreign exchange rate fluctuations or currency restructurings; risks associated with the introduction of new brand concepts, including lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, including as a result of the COVID-19 pandemic, industry consolidation, and the markets where we operate; our ability to successfully grow the World of Hyatt loyalty program and Unlimited Vacation Club paid membership program; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business and licensing businesses and our international operations.
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
Executive Overview
Our portfolio of properties consists of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential and vacation units.
At September 30, 2023, our hotel portfolio consisted of 1,310 hotels (313,257 rooms), including:
•481 managed properties (144,848 rooms), all of which we operate under management and hotel services agreements with third-party property owners;
•627 franchised properties (105,233 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;
•120 all-inclusive resorts (38,712 rooms), including 106 owned by third parties (34,284 rooms) and operated under management or marketing services agreements, 8 owned by a third party in which we hold common shares (3,153 rooms) and operated under franchise agreements, and 6 operating leased properties (1,275 rooms);
•23 owned properties (10,162 rooms), 1 finance leased property (171 rooms), and 4 operating leased properties (1,697 rooms), all of which we manage;
•22 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (7,575 rooms); and
•30 franchised properties (4,859 rooms) operated by an unconsolidated hospitality venture in connection with a master license agreement by Hyatt; 6 of these properties (1,254 rooms) are leased by the unconsolidated hospitality venture.
Our property portfolio also included:
•22 vacation units under the Hyatt Vacation Club brand and operated by third parties; and
•38 residential units, which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel.
Additionally, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotels or licensed by third parties. We also offer distribution and destination management services through ALG Vacations, a paid membership program through the Unlimited Vacation Club, and a boutique and luxury global travel platform through Mr & Mrs Smith.
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

•Americas management and franchising ("Americas") consists of our management and franchising of properties, including all-inclusive resorts under the Hyatt Ziva and Hyatt Zilara brand names, located in the United States, Canada, the Caribbean, Mexico, Central America, and South America;
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
Within corporate and other, we include results related to our co-branded credit card programs, the results from Mr & Mrs Smith, and unallocated corporate expenses.
During the three months ended September 30, 2023, we completed the sale of the Destination Residential Management business, which was reported in the Americas management and franchising segment prior to the sale. See Part I, Item 1 "Financial Statements—Note 6 to our Condensed Consolidated Financial Statements" for further discussion.
Effective January 1, 2023, our EAME and ASPAC management and franchising segments have been geographically realigned. See Part I, Item 1 "Financial Statements—Note 16 to our Condensed Consolidated Financial Statements" for further discussion of our segment structure.
Overview of Financial Results
Consolidated revenues increased $81 million, or 5.2%, during the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022. The increases in owned and leased hotels revenues; management, franchise, license, and other fees revenues; and revenues for the reimbursement of costs incurred on behalf of managed and franchised properties of $20 million, $26 million, and $49 million, respectively, were driven by improved operating performance as compared to the same period in the prior year, largely driven by increased demand and ADR. Distribution and destination management revenues decreased $22 million, compared to the prior year period, as we experienced unseasonably high demand in this business in 2022, which did not recur in 2023.
Comparable system-wide hotels revenue per available room ("RevPAR") for the quarter ended September 30, 2023 was $145, which represented an improvement of 8.9% compared to the quarter ended September 30, 2022 in constant currency. The increase was primarily driven by higher demand and ADR across all segments, with the most significant increase from the ASPAC management and franchising segment. See "—Segment Results" for discussion of RevPAR by segment.
During the three months ended September 30, 2023, compared to the three months ended September 30, 2022, leisure transient travel remained strong, and business transient demand continued to improve. We also experienced continued growth in group travel, as comparable system-wide group rooms revenues increased 10% compared to the three months ended September 30, 2022.
For the quarter ended September 30, 2023, we reported net income attributable to Hyatt Hotels Corporation of $68 million, representing an increase of $40 million, compared to the three months ended September 30, 2022, primarily driven by increased management and franchise fees across the portfolio and an increase in gains on sales of real estate and other, partially offset by increased selling, general, and administrative expenses. Additionally, during 2022, we recognized restructuring expenses for severance costs related to the planned future redevelopment of an owned hotel.
Our consolidated Adjusted EBITDA for the quarter ended September 30, 2023 was $247 million, a decrease of $5 million compared to the quarter ended September 30, 2022. The increase in management and franchise fees, most significantly in our ASPAC management and franchising segment, was more than offset by a decrease in distribution and destination management revenues, as we experienced unseasonably high demand in this business in 2022, which did not recur in 2023, and an increase in selling, general, and administrative expenses. See "—Segment Results" for further discussion. See "—Non-GAAP Measures" for an explanation of how we utilize

Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA.
During the quarter ended September 30, 2023, we returned $144 million of capital to our stockholders through share repurchases and $16 million through our quarterly dividend payments.
Results of Operations
Three and Nine Months Ended September 30, 2023 Compared with Three and Nine Months Ended September 30, 2022
Discussion on Consolidated Results
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
Owned and leased hotels revenues.

	Three Months Ended September 30,
	2023	2022	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$317	$287	$30	10.5%	$6
Non-comparable owned and leased hotels revenues	12	22	(10)	(44.4)%	—
Total owned and leased hotels revenues	$329	$309	$20	6.8%	$6

	Nine Months Ended September 30,
	2023	2022	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$959	$796	$163	20.5%	$6
Non-comparable owned and leased hotels revenues	25	115	(90)	(78.2)%	—
Total owned and leased hotels revenues	$984	$911	$73	8.1%	$6
Comparable owned and leased hotels revenues increased during the three and nine months ended September 30, 2023, compared to the same periods in the prior year, driven by increased demand, which contributed to increased rooms and food and beverage revenues, as well as higher ADR in most markets. The nine months ended September 30, 2022 were also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
Non-comparable owned and leased hotels revenues decreased during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, primarily driven by disposition activity in 2022.

Management, franchise, license, and other fees revenues.

	Three Months Ended September 30,
	2023	2022	Better / (Worse)
Base management fees	$94	$84	$10	11.6%
Incentive management fees	51	43	8	20.6%
Franchise, license, and other fees	105	97	8	7.1%
Management, franchise, license, and other fees	$250	$224	$26	11.4%

	Three Months Ended September 30,
	2023	2022	Better / (Worse)
Management, franchise, license, and other fees	$250	$224	$26	11.4%
Contra revenue	(12)	(9)	(3)	(31.7)%
Net management, franchise, license, and other fees	$238	$215	$23	10.5%

	Nine Months Ended September 30,
	2023	2022	Better / (Worse)
Base management fees	$281	$223	$58	25.7%
Incentive management fees	167	128	39	31.3%
Franchise, license, and other fees	281	231	50	21.2%
Management, franchise, license and other fees	$729	$582	$147	25.1%

	Nine Months Ended September 30,
	2023	2022	Better / (Worse)
Management, franchise, license, and other fees	$729	$582	$147	25.1%
Contra revenue	(34)	(27)	(7)	(25.4)%
Net management, franchise, license, and other fees	$695	$555	$140	25.1%
The increases in base and incentive management fees during the three and nine months ended September 30, 2023, compared to the same periods in the prior year, were due to increased demand and ADR across the portfolio, with the largest increases within the ASPAC management and franchising segment, most notably in Greater China due to eased travel restrictions. The nine months ended September 30, 2022 were also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
The increases in franchise, license, and other fees revenues for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, were primarily driven by franchise fees in the Americas management and franchising segment due to increased demand and ADR in the United States, commission fee revenues related to Mr & Mrs Smith, and increased license fees related to our co-branded credit card programs. These increases were partially offset by a decrease in other fees in the EAME management and franchising segment as the three months ended September 30, 2022 included fees from the termination of a management contract for a hotel in the pipeline. The increase in franchise fees during the nine months ended September 30, 2023, compared to the same period in the prior year, was also driven by the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022.
Distribution and destination management revenues. During the three months ended September 30, 2023, distribution and destination management revenues decreased $22 million, compared to the three months ended September 30, 2022, as 2022 experienced unseasonably high demand and included certain credits, which did not recur in 2023. During the nine months ended September 30, 2023, distribution and destination management revenues increased $77 million, compared to the nine months ended September 30, 2022, primarily driven by higher pricing. The nine months ended September 30, 2022 were also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
Other revenues. During the three and nine months ended September 30, 2023, other revenues increased $11 million and $32 million, respectively, compared to the three and nine months ended September 30, 2022, primarily driven by the Unlimited Vacation Club paid membership program and our co-branded credit card programs. The Unlimited Vacation Club paid membership program increased primarily due to the amortization of incremental Unlimited Vacation Club membership contracts, which continue to be signed at higher average prices. These increases were partially offset by our residential management operations as certain properties were negatively impacted by the wildfires on the island of Maui, Hawaii that occurred during the three months ended September 30, 2023
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Three Months Ended September 30,
	2023	2022	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$754	$705	$49	7.1%
Less: rabbi trust impact (1)	4	5	(1)	(29.0)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties, excluding rabbi trust impact	$758	$710	$48	6.8%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within costs incurred on behalf of managed and franchised properties.

	Nine Months Ended September 30,
	2023	2022	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$2,267	$1,885	$382	20.3%
Less: rabbi trust impact (2)	(13)	41	(54)	(131.5)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$2,254	$1,926	$328	17.0%
(2) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within costs incurred on behalf of managed and franchised properties.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties increased during the three and nine months ended September 30, 2023, compared to the same periods in the prior year, driven by higher reimbursements for payroll and related expenses at managed properties where we are the employer and reimbursements for costs related to system-wide services provided to managed and franchised properties. The higher reimbursements for expenses were due to improved hotel operating performance driven by increased demand, ADR, and the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022, as well as portfolio growth.
Owned and leased hotels expenses.

	Three Months Ended September 30,
	2023	2022	Better / (Worse)
Comparable owned and leased hotels expenses	$243	$218	$(25)	(11.6)%
Non-comparable owned and leased hotels expenses	14	19	5	27.1%
Rabbi trust impact	(1)	(1)	—	(35.2)%
Total owned and leased hotels expenses	$256	$236	$(20)	(8.7)%

	Nine Months Ended September 30,
	2023	2022	Better / (Worse)
Comparable owned and leased hotels expenses	$717	$601	$(116)	(19.4)%
Non-comparable owned and leased hotels expenses	33	83	50	60.5%
Rabbi trust impact	3	(9)	(12)	(127.1)%
Total owned and leased hotels expenses	$753	$675	$(78)	(11.6)%
The increases in comparable owned and leased hotels expenses during the three and nine months ended September 30, 2023, compared to the same periods in the prior year, were primarily due to increased fixed and variable expenses at certain hotels. The nine months ended September 30, 2022 were also impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022, which contributed to lower variable expenses.
The decreases in non-comparable owned and leased hotels expenses during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, were primarily driven by disposition activity in 2022.
Distribution and destination management expenses. During the three months ended September 30, 2023, compared to the three months ended September 30, 2022, distribution and destination management expenses decreased $4 million due to a decrease in volume as we experienced unseasonably high demand in this business in 2022. During the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, distribution and destination management expenses increased $78 million, primarily driven by increases in certain variable overhead expenses and the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022.
Depreciation and amortization expenses. Depreciation and amortization expenses increased $4 million during the three months ended September 30, 2023, compared to the same period in the prior year, due to assets placed in service, partially offset by the use of an accelerated amortization method for certain ALG intangible assets, which resulted in increased amortization expense in 2022, as well as dispositions of owned hotels. Depreciation and amortization expenses decreased $23 million during the nine months ended September 30, 2023, compared to the same period in the prior year, primarily driven by the aforementioned accelerated amortization method for certain ALG intangible assets, as well as dispositions of owned hotels.
Other direct costs.  During the three and nine months ended September 30, 2023, other direct costs increased $8 million and $57 million, respectively, compared to the same periods in the prior year, primarily driven by the Unlimited Vacation Club paid membership program and our co-branded credit card programs. The increases in the Unlimited Vacation Club paid membership program expenses were due to increased marketing and overhead costs from incremental contract sales as well as increased amortization of deferred commission expenses related to membership contract sales and upgrades, while the increases in our co-branded credit card programs were driven by a higher volume of point transfers. These increases were partially offset by lower revenues allocated to the loyalty program from our co-branded credit card programs and decreased expenses related to our residential management operations as certain properties were negatively impacted by the wildfires on the island of Maui, Hawaii that occurred during the three months ended September 30, 2023.
Selling, general, and administrative expenses.

	Three Months Ended September 30,
	2023	2022	Change
Selling, general, and administrative expenses	$131	$108	$23	21.2%
Less: rabbi trust impact	8	11	(3)	(27.1)%
Less: stock-based compensation expense	(12)	(7)	(5)	(67.5)%
Adjusted selling, general, and administrative expenses	$127	$112	$15	13.6%

	Nine Months Ended September 30,
	2023	2022	Change
Selling, general, and administrative expenses	$434	$295	$139	46.9%
Less: rabbi trust impact	(23)	80	(103)	(130.0)%
Less: stock-based compensation expense	(58)	(47)	(11)	(21.3)%
Adjusted selling, general, and administrative expenses	$353	$328	$25	7.6%
Selling, general, and administrative expenses increased during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, primarily driven by increased payroll and related costs, professional fees, and travel expenses, partially offset by a decrease in bad debt expense. Selling, general, and administrative expenses also increased during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to the improved market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts.

Adjusted selling, general, and administrative expenses exclude the impact of deferred compensation plans funded through rabbi trusts and stock-based compensation expense. See "—Non-GAAP Measures" for further discussion of Adjusted selling, general, and administrative expenses.
Costs incurred on behalf of managed and franchised properties.

	Three Months Ended September 30,
	2023	2022	Change
Costs incurred on behalf of managed and franchised properties	$764	$697	$67	9.8%
Less: rabbi trust impact (1)	4	5	(1)	(29.0)%
Costs incurred on behalf of managed and franchised properties, excluding rabbi trust impact	$768	$702	$66	9.5%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Nine Months Ended September 30,
	2023	2022	Change
Costs incurred on behalf of managed and franchised properties	$2,302	$1,881	$421	22.4%
Less: rabbi trust impact (2)	(13)	41	(54)	(131.5)%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$2,289	$1,922	$367	19.1%
(2) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
Costs incurred on behalf of managed and franchised properties increased during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, driven by increased payroll and related expenses at managed properties where we are the employer and expenses related to system-wide services provided to managed and franchised properties. The higher expenses were due to improved hotel operating performance driven by increased demand, ADR, and the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022, as well as portfolio growth.
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended September 30,
	2023	2022	Better / (Worse)
Rabbi trust gains (losses) allocated to selling, general, and administrative expenses	$(8)	$(11)	$3	27.1%
Rabbi trust gains (losses) allocated to owned and leased hotels expenses	(1)	(1)	—	35.2%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$(9)	$(12)	$3	27.9%

	Nine Months Ended September 30,
	2023	2022	Better / (Worse)
Rabbi trust gains (losses) allocated to selling, general, and administrative expenses	$23	$(80)	$103	130.0%
Rabbi trust gains (losses) allocated to owned and leased hotels expenses	3	(9)	12	127.1%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$26	$(89)	$115	129.7%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts increased during the three and nine months ended September 30, 2023, compared to the same periods in the prior year, driven by the performance of the underlying invested assets.

Equity earnings (losses) from unconsolidated hospitality ventures.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Better / (Worse)	2023	2022	Better / (Worse)
Hyatt's share of unconsolidated hospitality ventures net losses excluding foreign currency	$(2)	$(2)	$—	$(11)	$(23)	$12
Net gains from sales activity related to unconsolidated hospitality ventures (Note 4)	—	—	—	—	4	(4)
Hyatt's share of unconsolidated hospitality ventures foreign currency exchange, net	3	—	3	6	—	6
Distributions from unconsolidated hospitality ventures	4	2	2	5	7	(2)
Other	2	2	—	4	6	(2)
Equity earnings (losses) from unconsolidated hospitality ventures	$7	$2	$5	$4	$(6)	$10
Interest expense. Interest expense increased $3 million during the three months ended September 30, 2023, compared to the same period in the prior year, primarily due to the issuance of the 2027 Notes. Interest expense decreased $11 million during the nine months ended September 30, 2023, compared to the same period in the prior year, primarily due to repurchases and redemptions of certain of our Senior Notes in 2023 and 2022. See Part I, Item 1, "Financial Statements—Note 9 to our Condensed Consolidated Financial Statements" for additional information.
Gains (losses) on sales of real estate and other. During the three months ended September 30, 2023, we recognized a $19 million pre-tax gain related to the sale of the Destination Residential Management business.
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
See Part I, Item 1 "Financial Statements—Note 6 to our Condensed Consolidated Financial Statements" for additional information.
Asset impairments. During the three and nine months ended September 30, 2023, we recognized $6 million and $13 million, respectively, of impairment charges, primarily related to intangible assets, as a result of contract terminations. During three and nine months ended September 30, 2022, we recognized $9 million and $12 million, respectively, of asset impairment charges related to intangible assets, primarily as a result of contract terminations. Additionally, during the nine months ended September 30, 2022, we recognized a $7 million goodwill impairment charge in connection with the sale of Grand Hyatt San Antonio River Walk.
Other income (loss), net.   Other income (loss), net increased $48 million and $133 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. See Part I, Item 1 "Financial Statements—Note 18 to our Condensed Consolidated Financial Statements" for additional information.

Provision for income taxes.

	Three Months Ended September 30,
	2023	2022	Change
Income before income taxes	$101	$63	$38	61.2%
Provision for income taxes	(33)	(35)	2	5.1%
Effective tax rate	33.4%	56.6%		(23.2)%

	Nine Months Ended September 30,
	2023	2022	Change
Income before income taxes	$301	$304	$(3)	(0.9)%
Provision for income taxes	(107)	(143)	36	25.1%
Effective tax rate	35.7%	47.2%		(11.5)%
The decrease in the provision for income taxes for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily driven by the sales of Hyatt Regency Indian Wells Resort & Spa, Grand Hyatt San Antonio River Walk, The Driskill, and The Confidante Miami Beach in 2022. See Part I, Item 1 "Financial Statements—Note 11 to our Condensed Consolidated Financial Statements" for additional information.
Segment Results
As described in Part I, Item 1 "Financial Statements—Note 16 to our Condensed Consolidated Financial Statements," we evaluate segment operating performance using owned and leased hotels revenues; management, franchise, license, and other fees revenues; distribution and destination management revenues; and Adjusted EBITDA. Segment results for the three and nine months ended September 30, 2022 have been adjusted retrospectively to reflect the change in reportable segments effective January 1, 2023.
Owned and leased hotels segment revenues.

	Three Months Ended September 30,
	2023	2022	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$310	$282	$28	9.9%	$6
Non-comparable owned and leased hotels revenues	8	18	(10)	(56.7)%	—
Total segment revenues	$318	$300	$18	5.8%	$6

	Nine Months Ended September 30,
	2023	2022	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$961	$801	$160	20.0%	$6
Non-comparable owned and leased hotels revenues	20	111	(91)	(82.0)%	—
Total segment revenues	$981	$912	$69	7.5%	$6
Comparable owned and leased hotels revenues increased during the three and nine months ended September 30, 2023, compared to the same periods in the prior year, driven by increased demand, which contributed to increased rooms and food and beverage revenues, as well as higher ADR in most markets. The nine months ended September 30, 2022 were also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
Non-comparable owned and leased hotels revenues decreased during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, primarily driven by disposition activity in 2022.

		Three Months Ended September 30,
		RevPAR		Occupancy		ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable owned and leased hotels	26	$194	6.3%	73.1%	2.9% pts	$265	2.1%

		Nine Months Ended September 30,
		RevPAR		Occupancy		ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable owned and leased hotels	26	$197	19.4%	72.1%	8.5% pts	$274	5.4%
The increases in RevPAR at our comparable owned and leased hotels during the three and nine months ended September 30, 2023, compared to the same periods in the prior year, were driven by strong ADR as well as group demand and growth in business transient travel. The nine months ended September 30, 2022 were also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
During the three and nine months ended September 30, 2023, no properties were removed from the comparable owned and leased hotels results.
Owned and leased hotels segment Adjusted EBITDA.

	Three Months Ended September 30,
	2023	2022	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$50	$51	$(1)	(5.0)%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	14	15	(1)	(0.5)%
Segment Adjusted EBITDA	$64	$66	$(2)	(4.0)%

	Nine Months Ended September 30,
	2023	2022	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$177	$181	$(4)	(2.7)%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	45	38	7	19.6%
Segment Adjusted EBITDA	$222	$219	$3	1.2%
Noncomparable owned and leased hotels Adjusted EBITDA decreased during the three and nine months ended September 30, 2023 primarily due to disposition activity in 2022. Comparable owned and leased hotels Adjusted EBITDA increased during the three and nine months ended September 30, 2023 primarily due to higher demand in most markets, partially offset by increased fixed and variable expenses at certain hotels. The increase in Adjusted EBITDA at our comparable owned and leased hotels during the nine months ended September 30, 2023, compared to the same period in the prior year, was also driven by the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022.
Our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA increased during the nine months ended September 30, 2023, compared to the same period in 2022, primarily driven by improved hotel performance.

Americas management and franchising segment revenues.

	Three Months Ended September 30,
	2023	2022	Better / (Worse)
Segment revenues
Management, franchise, license, and other fees	$137	$127	$10	6.6%
Contra revenue	(7)	(5)	(2)	(9.8)%
Other revenues	20	28	(8)	(29.1)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	659	614	45	7.4%
Total segment revenues	$809	$764	$45	5.9%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Nine Months Ended September 30,
	2023	2022	Better / (Worse)
Segment revenues
Management, franchise, license, and other fees	$412	$354	$58	15.9%
Contra revenue	(19)	(17)	(2)	(6.5)%
Other revenues	83	91	(8)	(9.0)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (2)	1,986	1,632	354	21.7%
Total segment revenues	$2,462	$2,060	$402	19.5%
(2) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
The increases in management, franchise, license, and other fees for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, were driven by increases in management and franchise fees primarily due to improved group business, continued strength in transient travel, and portfolio growth. The decreases in other revenues are primarily related to our residential management operations as certain properties were negatively impacted by the wildfires on the island of Maui, Hawaii that occurred during the three months ended September 30, 2023.

	Three Months Ended September 30,
		RevPAR		Occupancy		ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable Americas system-wide hotels	700	$152	2.9%	72.1%	1.4% pts	$211	0.9%

	Nine Months Ended September 30,
		RevPAR		Occupancy		ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable Americas system-wide hotels	700	$150	10.9%	70.0%	4.4% pts	$214	3.9%
The RevPAR increases at our comparable Americas system-wide hotels during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, were driven by improved group business and continued growth in transient travel. The nine months ended September 30, 2022 were also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
During the three months ended September 30, 2023, we removed five properties from the comparable Americas system-wide hotel results as four properties left the hotel portfolio, and one property temporarily suspended operations. During the nine months ended September 30, 2023, we removed six additional properties from the comparable Americas system-wide hotel results as five properties left the hotel portfolio, and one property underwent a significant renovation.
Americas management and franchising segment Adjusted EBITDA.

	Three Months Ended September 30,
	2023	2022	Better / (Worse)
Segment Adjusted EBITDA	$114	$114	$—	(0.2)%

	Nine Months Ended September 30,
	2023	2022	Better / (Worse)
Segment Adjusted EBITDA	$355	$316	$39	12.4%
During the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, the increase in management and franchise fees was partially offset by an increase in selling, general, and administrative expenses, primarily due to professional fees and payroll and related costs. Additionally, during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, the decrease in other revenues was partially offset by a decrease in expenses related to our residential management operations.
ASPAC management and franchising segment revenues.

	Three Months Ended September 30,
	2023	2022	Better / (Worse)
Segment revenues
Management, franchise, license, and other fees	$42	$30	$12	39.6%
Contra revenue	(1)	(1)	—	5.6%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	39	43	(4)	(8.0)%
Total segment revenues	$80	$72	$8	11.9%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Nine Months Ended September 30,
	2023	2022	Better / (Worse)
Segment revenues
Management, franchise, license, and other fees	$122	$67	$55	80.9%
Contra revenue	(3)	(3)	—	12.5%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (2)	115	114	1	1.0%
Total segment revenues	$234	$178	$56	31.3%
(2) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
Management, franchise, license, and other fees increased for the three and nine months ended September 30, 2023, compared to the same periods in the prior year, due to increases in management fees across all markets driven by strong demand and ADR. In Greater China, management fees increased due to the easing of COVID-19 pandemic travel restrictions.

		Three Months Ended September 30,
		RevPAR		Occupancy		ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable ASPAC system-wide hotels	201	$118	41.6%	72.3%	12.6% pts	$163	17.0%

		Nine Months Ended September 30,
		RevPAR		Occupancy		ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable ASPAC system-wide hotels	201	$113	70.2%	68.7%	19.2% pts	$165	22.7%
Comparable ASPAC system-wide hotels RevPAR increased for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, due to increased demand and ADR in all markets, with the increase in Greater China primarily due to travel restrictions being eased resulting in RevPAR rates exceeding pre-COVID-19 pandemic levels beginning in the second quarter of 2023.
During the three months ended September 30, 2023, we removed three properties from the comparable ASPAC system-wide hotels results as two properties left the hotel portfolio, and one property experienced a seasonal closure. During the nine months ended September 30, 2023, we removed one additional property from the comparable ASPAC system-wide hotels results as it is undergoing a significant renovation.
ASPAC management and franchising segment Adjusted EBITDA.

	Three Months Ended September 30,
	2023	2022	Better / (Worse)
Segment Adjusted EBITDA	$28	$18	$10	55.1%

	Nine Months Ended September 30,
	2023	2022	Better / (Worse)
Segment Adjusted EBITDA	$90	$34	$56	164.2%
Adjusted EBITDA increased during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, primarily driven by the increases in management fees.

EAME management and franchising segment revenues.

	Three Months Ended September 30,
	2023	2022	Better / (Worse)
Segment revenues
Management, franchise, license, and other fees	$22	$26	$(4)	(15.2)%
Contra revenue	(3)	(2)	(1)	(68.7)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	26	21	5	19.7%
Total segment revenues	$45	$45	$—	(2.7)%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Nine Months Ended September 30,
	2023	2022	Better / (Worse)
Segment revenues
Management, franchise, license, and other fees	$64	$57	$7	12.9%
Contra revenue	(9)	(6)	(3)	(65.5)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (2)	72	57	15	25.8%
Total segment revenues	$127	$108	$19	16.7%
(2) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
The increase in management and franchise fees during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was more than offset by the decrease in other fees as the three months ended September 30, 2022 benefited from fees related to the termination of a management contract for a hotel in the pipeline. The increase in management, franchise, license, and other fees during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was driven by increases in management and franchise fees, primarily in Western and Southern Europe and the Middle East, due to higher demand and ADR resulting from travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022, offset by the aforementioned pipeline management contract termination.

		Three Months Ended September 30,
		RevPAR		Occupancy		ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable EAME system-wide hotels	95	$165	5.2%	69.8%	2.7% pts	$237	1.2%

		Nine Months Ended September 30,
		RevPAR		Occupancy		ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable EAME system-wide hotels	95	$159	20.8%	67.6%	8.0% pts	$235	6.5%
Comparable EAME system-wide hotels RevPAR increased during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, primarily driven by increased business transient and ADR throughout most markets driven in part by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
During the nine months ended September 30, 2023, we removed three properties from the comparable EAME system-wide hotel results as two properties left the hotel portfolio, and one property underwent a significant renovation.

EAME management and franchising segment Adjusted EBITDA.

	Three Months Ended September 30,
	2023	2022	Better / (Worse)
Segment Adjusted EBITDA	$16	$18	$(2)	(14.4)%

	Nine Months Ended September 30,
	2023	2022	Better / (Worse)
Segment Adjusted EBITDA	$44	$32	$12	35.0%
Adjusted EBITDA increased during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to the increases in management and franchise fees and decreases in selling, general, and administrative expenses.
Apple Leisure Group segment revenues.

	Three Months Ended September 30,
	2023	2022	Better / (Worse)
Segment revenues
Owned and leased hotels	$19	$16	$3	24.6%
Management, franchise, license, and other fees	38	40	(2)	(4.8)%
Contra revenue	(1)	(1)	—	(376.6)%
Distribution and destination management	222	244	(22)	(9.4)%
Other revenues	50	37	13	35.7%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	30	27	3	16.2%
Total segment revenues	$358	$363	$(5)	(1.3)%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Nine Months Ended September 30,
	2023	2022	Better / (Worse)
Segment revenues
Owned and leased hotels	$26	$20	$6	31.9%
Management, franchise, license, and other fees	113	106	7	6.8%
Contra revenue	(3)	(1)	(2)	(333.5)%
Distribution and destination management	823	746	77	10.2%
Other revenues	134	104	30	29.3%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (2)	94	82	12	14.9%
Total segment revenues	$1,187	$1,057	$130	12.3%
(2) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
Owned and leased hotels revenues increased during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, primarily due to increased Net Package RevPAR at certain properties. The nine months ended September 30, 2022 were also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
Management, franchise, license, and other fees decreased during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily driven by decreased incentive management fees as hotel profits were negatively impacted by currency, partially offset by an increase in base management fees due to higher ADR and occupancy in the Americas and Europe. Management, franchise, license, and other fees increased during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, as the aforementioned favorability in base management fees more than offset the negative currency impacts on incentive management fees. The nine months ended September 30, 2022 were also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.

Distribution and destination management revenues decreased during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, as 2022 experienced unseasonably high demand and included certain credits, which did not recur in 2023. The increase in distribution and destination management revenues during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily driven by higher pricing. The nine months ended September 30, 2022 were also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
Other revenues increased during the three and nine months ended September 30, 2023, compared to the same periods in the prior year, primarily driven by increased amortization due to incremental Unlimited Vacation Club membership contracts, which continue to be signed at higher average prices.

		Three Months Ended September 30,
		Net Package RevPAR		Occupancy		Net Package ADR
	Number of comparable hotels	2023	vs. 2022 (in reported $)	2023	vs. 2022	2023	vs. 2022 (in reported $)
Comparable ALG system-wide hotels	81	$189	8.7%	74.7%	1.2% pts	$253	7.0%

		Nine Months Ended September 30,
		Net Package RevPAR		Occupancy		Net Package ADR
	Number of comparable hotels	2023	vs. 2022 (in reported $)	2023	vs. 2022	2023	vs. 2022 (in reported $)
Comparable ALG system-wide hotels	81	$213	14.9%	75.2%	3.8% pts	$283	9.1%
The Net Package RevPAR increases at our comparable ALG system-wide hotels during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, were driven by strong Net Package ADR. The nine months ended September 30, 2022 was also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
During the nine months ended September 30, 2023, we removed one property from the comparable ALG system-wide hotel results as it left the hotel portfolio.

Apple Leisure Group segment Adjusted EBITDA.

	Three Months Ended September 30,
	2023	2022	Change
Segment Adjusted EBITDA	$50	$78	$(28)	(35.2)%

Net Deferral activity
Increase in deferred revenue	$40	$46	$(6)	(13.3)%
Increase in deferred costs	(26)	(29)	3	10.8%
Net Deferrals	$14	$17	$(3)	(17.4)%
Increase in Net Financed Contracts	$21	$26	$(5)	(20.7)%

	Nine Months Ended September 30,
	2023	2022	Change
Segment Adjusted EBITDA	$178	$188	$(10)	(5.2)%

Net Deferral activity
Increase in deferred revenue	$149	$147	$2	1.3%
Increase in deferred costs	(76)	(81)	5	6.5%
Net Deferrals	$73	$66	$7	10.8%
Increase in Net Financed Contracts	$52	$48	$4	8.6%
Adjusted EBITDA decreased during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. Net Package RevPAR growth and favorable pricing within ALG Vacations were more than offset by increased expenses within the Unlimited Vacation Club paid membership program, decreased incentive management fees due to unfavorable currency impacts on hotel profits, and incremental strategic investments. Additionally, during the three months ended September 30, 2022, ALG Vacations experienced unseasonably high demand and the benefit of certain credits, which did not recur in 2023.
During the three months ended September 30, 2023, the increase in Net Deferrals was less than the increase during the three months ended September 30, 2022 due to higher amortization as a result of incremental Unlimited Vacation Club membership contracts. During the three months ended September 30, 2023, the increase in Net Financed Contracts was less than the increase during the three months ended September 30, 2022 primarily due to expenses that will be incurred related to free nights for the Unlimited Vacation Club membership contracts. During the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, Net Deferrals and Net Financed Contracts increased due to Unlimited Vacation Club membership contract sales and higher pricing.
Net Deferrals represent cash received in the period for both membership down payments and monthly installment payments on financed contracts, less cash paid for costs incurred to sell new contracts, net of revenues and expenses recognized on our condensed consolidated statements of income during the period.
Net Financed Contracts represent contractual future cash flows due to the Company over an average term of less than 4 years, less expenses that will be incurred to fulfill the contract, net of monthly cash installment payments received during the period. At September 30, 2023 and December 31, 2022, the Net Financed Contract balance not recorded on our condensed consolidated balance sheets was $238 million and $186 million, respectively.

Corporate and other.

	Three Months Ended September 30,
	2023	2022	Better / (Worse)
Revenues	$32	$16	$16	103.1%
Adjusted EBITDA	$(25)	$(42)	$17	41.8%

	Nine Months Ended September 30,
	2023	2022	Better / (Worse)
Revenues	$79	$43	$36	84.2%
Adjusted EBITDA	$(102)	$(114)	$12	11.0%
Revenues increased during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, primarily driven by commission fee revenues related to Mr & Mrs Smith and increased license fee revenues related to our co-branded credit card programs. During the nine months ended September 30, 2023, these increases were partially offset by higher expenses related to our co-branded credit card programs.
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
Net Financed Contracts
Net Financed Contracts represent Unlimited Vacation Club contracts signed during the period for which an initial cash down payment has been received and the remaining balance is contractually due in monthly installments over an average term of less than 4 years. The Net Financed Contract balance is calculated as the unpaid portion of membership contracts reduced by expenses related to fulfilling the membership program contracts and further reduced by an allowance for future estimated uncollectible installments. Net Financed Contract balances are not reported on our condensed consolidated balance sheets as our right to collect future installments is conditional on our ability to provide continuous access to member benefits at ALG resorts over the contract term, and the associated expenses to fulfill the membership contracts become liabilities of the Company only after the installments are collected. We believe Net Financed Contracts is useful to investors as it represents an estimate of future cash flows due in accordance with contracts signed in the current period. At September 30, 2023, the Net Financed Contract balance not recorded on our condensed consolidated balance sheet was $238 million.
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

The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA:

	Three Months Ended September 30,
	2023	2022	Change
Net income attributable to Hyatt Hotels Corporation	$68	$28	$40	147.7%
Interest expense	41	38	3	5.6%
Provision for income taxes	33	35	(2)	(5.1)%
Depreciation and amortization	100	96	4	4.2%
EBITDA	242	197	45	22.7%
Contra revenue	12	9	3	31.7%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(754)	(705)	(49)	(7.1)%
Costs incurred on behalf of managed and franchised properties	764	697	67	9.8%
Equity (earnings) losses from unconsolidated hospitality ventures	(7)	(2)	(5)	(174.3)%
Stock-based compensation expense	12	7	5	75.4%
(Gains) losses on sales of real estate and other	(18)	1	(19)	NM
Asset impairments	6	9	(3)	(39.9)%
Other (income) loss, net	(24)	24	(48)	(195.3)%
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	14	15	(1)	(0.5)%
Adjusted EBITDA	$247	$252	$(5)	(1.7)%

	Nine Months Ended September 30,
	2023	2022	Change
Net income attributable to Hyatt Hotels Corporation	$194	$161	$33	20.7%
Interest expense	105	116	(11)	(9.6)%
Provision for income taxes	107	143	(36)	(25.1)%
Depreciation and amortization	297	320	(23)	(7.3)%
EBITDA	703	740	(37)	(5.0)%
Contra revenue	34	27	7	25.4%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(2,267)	(1,885)	(382)	(20.3)%
Costs incurred on behalf of managed and franchised properties	2,302	1,881	421	22.4%
Equity (earnings) losses from unconsolidated hospitality ventures	(4)	6	(10)	(166.4)%
Stock-based compensation expense	60	47	13	27.0%
Gains on sales of real estate and other	(18)	(250)	232	93.0%
Asset impairments	13	19	(6)	(34.4)%
Other (income) loss, net	(80)	53	(133)	(249.7)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	45	38	7	19.6%
Adjusted EBITDA	$788	$676	$112	16.6%

Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments, and cash generated from our operations. As part of our long-term business strategy, we use net proceeds from dispositions to pay down debt; support new investment opportunities, including acquisitions; and return capital to our stockholders, when appropriate. If necessary, we borrow cash under our revolving credit facility or from other third-party sources and raise funds by issuing debt or equity securities. We maintain a cash investment policy that emphasizes the preservation of capital.
During the quarter ended September 30, 2023, we issued the 2027 Notes and received approximately $596 million of net proceeds from the sale, which was used, together with cash on hand, to repay $638 million of the outstanding 2023 Notes at maturity. See Part I, Item 1 "Financial Statements—Note 9 to our Condensed Consolidated Financial Statements" for additional information.
We expect to successfully execute our commitment announced in August 2021 to realize $2.0 billion of gross proceeds from the disposition of owned assets, net of acquisitions, by the end of 2024. As of September 30, 2023, we have realized $721 million of proceeds from the net disposition of owned assets as part of this commitment.
We may, from time to time, seek to retire or purchase our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. Such repurchases or exchanges, if any, will depend on prevailing market conditions, restrictions in our existing or future financing arrangements, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. During the quarter ended September 30, 2023, we returned $144 million of capital to our stockholders through share repurchases. During the three months ended September 30, 2023, we made $16 million of quarterly dividend payments.
We believe that our cash position, short-term investments, cash from operations, borrowing capacity under our revolving credit facility, and access to the capital markets will be adequate to meet all of our funding requirements and capital deployment objectives in both the short term and long term.
Recent Transactions Affecting our Liquidity and Capital Resources
During both the nine months ended September 30, 2023 and September 30, 2022, various transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Nine Months Ended September 30,
	2023	2022
Cash provided by (used in):
Operating activities	$426	$403
Investing activities	(304)	430
Financing activities	(466)	(305)
Effect of exchange rate changes on cash	(5)	26
Cash, cash equivalents, and restricted cash reclassified to assets held for sale	—	(2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(349)	$552
Cash Flows from Operating Activities
Cash provided by operating activities increased $23 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to improved performance across the portfolio driven by continued recovery from the COVID-19 pandemic and a decrease in cash paid for interest, partially offset by an increase in cash paid for taxes.

Cash Flows from Investing Activities
During the nine months ended September 30, 2023:
•We invested $134 million in capital expenditures (see "—Capital Expenditures").
•We acquired Dream Hotel Group for $125 million of cash.
•We acquired Mr & Mrs Smith for £58 million, approximately $72 million of cash, or $50 million net of cash acquired, using exchange rates as of the acquisition date.
•We issued $31 million of financing receivables.
•We invested $30 million in a convertible debt security.
•We transferred $10 million of cash related to advanced deposits to the buyer of the Destination Residential Management business.
•We received $81 million of net proceeds from the sale of marketable securities and short-term investments.
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
•    We invested $142 million in capital expenditures (see "—Capital Expenditures").
•We acquired Hyatt Regency Irvine for $135 million of cash, net of closing costs and proration adjustments.
•     We paid $39 million related to the ALG Acquisition for amounts due back to the seller for purchase price adjustments.
Cash Flows from Financing Activities
During the nine months ended September 30, 2023:
•We repaid our outstanding 2023 Notes at maturity for approximately $642 million, inclusive of $4 million of accrued interest.
•We repurchased 3,233,926 shares of Class A common stock for an aggregate purchase price of $358 million, inclusive of the payment of a $9 million liability for the repurchase of 106,116 shares recorded at December 31, 2022.
•We paid two quarterly $0.15 per share cash dividends on outstanding shares of Class A and Class B common stock totaling $32 million.
•We repurchased $18 million of our Senior Notes.
•We issued the 2027 Notes and received approximately $596 million of net proceeds, after deducting $4 million of underwriting discounts and other offering expenses.

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

	September 30, 2023	December 31, 2022
Consolidated debt (1)	$3,055	$3,113
Stockholders' equity	3,586	3,699
Total capital	6,641	6,812
Total debt to total capital	46.0%	45.7%
Consolidated debt (1)	3,055	3,113
Less: cash and cash equivalents and short-term investments	(727)	(1,149)
Net consolidated debt	$2,328	$1,964
Net debt to total capital	35.1%	28.8%
(1) Excludes approximately $547 million and $538 million of our share of unconsolidated hospitality venture indebtedness at September 30, 2023 and December 31, 2022, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance and technology, enhancements to existing properties, and other. We have been, and will continue to be, disciplined with respect to our capital spending, taking into account our cash flows from operations.

	Nine Months Ended September 30,
	2023	2022
Maintenance and technology	$82	$61
Enhancements to existing properties	52	75
Other	—	6
Total capital expenditures	$134	$142
The decrease in capital expenditures is primarily driven by renovation spend at certain owned hotels in 2022, partially offset by renovations of a recently acquired property in 2023 and increased maintenance and technology spend. Total capital expenditures for both the nine months ended September 30, 2023 and September 30, 2022 include $20 million related to ALG. Our capital expenditures continue to be below pre-COVID-19 pandemic levels, primarily as a result of our net dispositions of owned assets.

Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at September 30, 2023, as described in Part I, Item 1 "Financial Statements—Note 9 to our Condensed Consolidated Financial Statements." Interest on the Senior Notes is payable semi-annually.

Outstanding principal amount
$750 million senior unsecured notes maturing in 2024—1.800%	$746
$450 million senior unsecured notes maturing in 2025—5.375%	450
$400 million senior unsecured notes maturing in 2026—4.850%	400
$600 million senior unsecured notes maturing in 2027—5.750%	600
$400 million senior unsecured notes maturing in 2028—4.375%	399
$450 million senior unsecured notes maturing in 2030—5.750%	440
Total Senior Notes	$3,035
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at September 30, 2023.
Revolving Credit Facility
The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions. At both September 30, 2023 and December 31, 2022, we had no balance outstanding. See Part I, Item 1 "Financial Statements—Note 9 to our Condensed Consolidated Financial Statements."
We are in compliance with all applicable covenants under the revolving credit facility at September 30, 2023.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $256 million and $263 million in letters of credit issued directly with financial institutions outstanding at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, these letters of credit, which mature on various dates through 2024, had weighted-average fees of approximately 159 basis points. See Part I, Item 1 "Financial Statements—Note 12 to our Condensed Consolidated Financial Statements."

Critical Accounting Policies and Estimates
Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have disclosed those estimates that we believe are critical and require complex judgment in their application in our 2022 Form 10-K, with an additional consideration below.
Contingent Consideration
Contingent consideration payable arising from acquisitions is recorded at fair value as a liability on the acquisition date and remeasured at each reporting date. Changes in fair value are recognized in other income (loss), net on our condensed consolidated statements of income. In order to estimate the fair value, we generally utilize a Monte Carlo simulation to model the probability of possible outcomes. Changes to the significant assumptions or factors used to determine fair value, in particular, assumptions related to the selection of discount rates, probabilities of achieving the contractual milestones, and timing of payments, could affect the fair value measurement upon acquisition and each reporting period thereafter.
Contingent consideration receivable arising from dispositions is recorded at fair value as an asset upon sale. Changes in the carrying value are recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income when realizable. In order to estimate the fair value, we generally utilize a Monte Carlo simulation or a probability-based weighting approach to model possible outcomes. Changes to the significant assumptions or factors used to determine fair value, in particular, assumptions related to the selection of discount rates, probabilities of accomplishing the contractual objectives, operating results, and timing of payments, could affect the fair value measurement upon sale.
See Part I, Item 1, "Financial Statements—Note 6 to our Condensed Consolidated Financial Statements."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk, primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At September 30, 2023, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
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
At both September 30, 2023 and December 31, 2022, we did not hold any interest rate swap or outstanding interest rate lock contracts.
The following table sets forth the contractual maturities and the total fair values at September 30, 2023 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2023	2024	2025	2026	2027	Thereafter	Total carrying amount (1)	Total fair value (1)
Fixed-rate debt	$—	$746	$450	$400	$600	$839	$3,035	$2,944
Average interest rate (2)							4.42%
Floating-rate debt	$1	$4	$4	$4	$4	$11	$28	$29
Average interest rate (2)							8.02%
(1) Excludes $6 million of finance lease obligations and $14 million of unamortized discounts and deferred financing fees.
(2) Average interest rate at September 30, 2023.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amount of the outstanding forward contracts, which relate to intercompany transactions, with terms of less than one year were $154 million and $155 million at September 30, 2023 and December 31, 2022, respectively.
We intend to offset the gains and losses related to our third-party debt and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on our annual net income. Our exposure to market risk has not materially changed from what we previously disclosed in our 2022 Form 10-K.
For the three and nine months ended September 30, 2023, the effects of these derivative instruments resulted in $6 million of net gains and insignificant net losses, respectively, recognized in other income (loss), net on our condensed consolidated statements of income. For the three and nine months ended September 30, 2022, the effects of these derivative instruments resulted in $13 million and $30 million, respectively, of net gains recognized in other income (loss), net on our condensed consolidated statements of income. We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect on our net income. At September 30, 2023, we had $5 million of assets recorded in prepaids and other assets, and at December 31, 2022, we had $1 million of liabilities recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to derivative instruments.

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
Item 1A. Risk Factors.
At September 30, 2023, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock on a settlement date basis during the quarter ended September 30, 2023:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
July 1 to July 31, 2023	—	$—	—	$1,399,551,401
August 1 to August 31, 2023	1,246,366	115.15	1,246,366	$1,256,031,687
September 1 to September 30, 2023	—	—	—	$1,256,031,687
Total	1,246,366	$115.15	1,246,366
(1)On December 18, 2019 and May 10, 2023, our board of directors approved expansions of our share repurchase program. Under each approval, we are authorized to purchase up to $750 million and $1,055 million, respectively, of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the program may be suspended or discontinued at any time and does not have an expiration date. At September 30, 2023, we had approximately $1.3 billion remaining under the combined share repurchase authorizations.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.

Item 5.    Other Information.
Rule 10b5-1 Trading Arrangements

			Trading Arrangement
	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares to be Sold	Expiration Date
Joan Bottarini, Executive Vice President, Chief Financial Officer	Adopt	September 21, 2023	X		19,500	December 20, 2024

(1) Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of Hyatt Hotels (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 16, 2023)

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 16, 2022)

4.1
Twelfth Supplemental Indenture, dated as of July 6, 2023, between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on July 6, 2023)

4.2
Thirteenth Supplemental Indenture, dated as of July 6, 2023, between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on July 6, 2023)

4.3
Form of 5.750% Senior Note due 2027 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on July 6, 2023)

+10.1	Hyatt Hotels Corporation Summary of Amended and Restated Non-Employee Director Compensation, effective as of January 1, 2024

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

Hyatt Hotels Corporation

Date:	November 2, 2023	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Hyatt Hotels Corporation

Date:	November 2, 2023	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)