Form 10-K
period 2023-12-31
Hyatt Hotels Corp
filed 2024-02-23
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
At June 30, 2023, the aggregate market value of the registrant's Class A common stock, $0.01 par value, held by non-affiliates of the registrant was approximately $5,143 million (based upon the closing sale price of the Class A common stock on June 30, 2023 on The New York Stock Exchange). The market value of the registrant's Class B common stock is not included in the above value as there is no active market for such stock.
At January 31, 2024, there were 44,454,660 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 58,446,602 shares of the registrant's Class B common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2024 Annual Meeting of Stockholders to be held on May 15, 2024.

HYATT HOTELS CORPORATION

FISCAL YEAR ENDED DECEMBER 31, 2023

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
•the rate and pace of economic recovery following economic downturns;
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
•loss of key personnel;
•domestic and international political and geopolitical conditions, including political or civil unrest or changes in trade policy;
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
•the financial condition of, and our relationships with, third-party owners, franchisees, and hospitality venture partners;
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
•our ability to successfully execute our strategy to expand our management and hotel services and franchising business while at the same time reducing our real estate asset base within targeted timeframes and at expected values;
•our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;

•declines in the value of our real estate assets;
•unforeseen terminations of our management and hotel services agreements or franchise agreements;
•changes in federal, state, local, or foreign tax law;
•increases in interest rates, wages, and other operating costs;
•foreign exchange rate fluctuations or currency restructurings;
•risks associated with the introduction of new brand concepts, including lack of acceptance of new brands or innovation;
•general volatility of the capital markets and our ability to access such markets;
•changes in the competitive environment in our industry, industry consolidation, and the markets where we operate;
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

Terms Used in this Annual Report
Unless otherwise specified or required by the context, references in this annual report to "we," "our," "us," "Hyatt," or the "Company" refer to Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries.
As used in this annual report:
•"colleagues" refers to approximately 206,000 individuals (of which we directly employ approximately 51,000) working at our corporate and regional offices and our managed, franchised, owned, and leased properties in 77 countries around the world;
•"hospitality ventures" refer to entities in which we own less than a 100% equity interest;
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
•"residential units" refer to residential units that we manage, own, or to which we provide services or license our trademarks (such as serviced apartments and Hyatt-branded residential units) that are typically part of a mixed-use project and located either adjacent to or near a full service hotel that is a member of our portfolio of properties or in unique leisure locations; and
•"vacation units" refer to the fractional and timeshare vacation properties we license our trademarks to and that are part of the Hyatt Vacation Club.
Additionally, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other trade names or marks owned by such hotels or licensed by third parties.
Park Hyatt®, Grand Hyatt®, Hyatt Regency®, Hyatt®, Hyatt Vacation Club®, Hyatt Place®, Hyatt House®, Hyatt Studios, Miraval®, Alila®, Andaz®, Thompson Hotels®, Dream® Hotels, Hyatt Centric®, Caption by Hyatt®, The Unbound Collection by Hyatt®, Destination by Hyatt®, JdV by Hyatt®, Impression by Secrets, Hyatt Ziva®, Hyatt Zilara®, Zoëtry® Wellness & Spa Resorts, Secrets® Resorts & Spas, Breathless Resorts & Spas®, Dreams® Resorts & Spas, Hyatt Vivid Hotels & Resorts, Alua Hotels & Resorts®, Sunscape® Resorts & Spas, Hyatt Residences®, World of Hyatt®, Hyatt Resorts™, ALG Vacations®, AMSTAR™, Apple Vacations®, Funjet Vacations®, Travel Impressions®, Blue Sky Tours®, CheapCaribbean.com®, BeachBound®, Trisept Solutions®, Mr & Mrs Smith™, and related trademarks, logos, trade names, and service marks appearing in this annual report are the property of Hyatt Corporation or another wholly owned subsidiary of Hyatt Hotels Corporation. All other trademarks, trade names, or service marks appearing in this annual report are the property of their respective owners.

Part I
Item 1.    Business.
Overview
Hyatt Hotels Corporation is a global hospitality company with widely recognized, industry-leading brands and a tradition of innovation developed over our more than 65-year history.
Hyatt's portfolio of properties consists of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential and vacation units. In 2021, we acquired Apple Leisure Group ("ALG" or the "ALG Acquisition"), a leading luxury resort-management services, travel, and hospitality group that also offers a paid membership program through the Unlimited Vacation Club and travel distribution and destination management services through ALG Vacations ("ALG Vacations"). At December 31, 2023, our hotel portfolio consisted of 1,335 full service hotels, select service hotels, and all-inclusive resorts (322,141 rooms). See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" for a categorized breakdown of our portfolio. Our colleagues and hotel general managers are supported by our regional management teams, located in cities around the world, and our executive management team, headquartered in Chicago.
Our offering includes brands in the Timeless Collection, including Park Hyatt, Grand Hyatt, Hyatt Regency, Hyatt, Hyatt Vacation Club, Hyatt Place, Hyatt House, Hyatt Studios, and UrCove; the Boundless Collection, including Miraval, Alila, Andaz, Thompson Hotels, Dream Hotels, Hyatt Centric, and Caption by Hyatt; the Independent Collection, including The Unbound Collection by Hyatt, Destination by Hyatt, and JdV by Hyatt; and the Inclusive Collection, including Impression by Secrets, Hyatt Ziva, Hyatt Zilara, Zoëtry Wellness & Spa Resorts, Secrets Resorts & Spas, Breathless Resorts & Spas, Dreams Resorts & Spas, Hyatt Vivid Hotels & Resorts, Alua Hotels & Resorts, and Sunscape Resorts & Spas. We also manage, provide services to, or license our trademarks with respect to residential units often adjacent to a Hyatt-branded full service hotel. We consult with third parties in the design and development of such mixed-use projects. We license certain of our trademarks with respect to vacation units, which are part of Hyatt Vacation Club. We offer a short-term vacation rental platform, Homes & Hideaways by World of Hyatt, that features direct booking for short-term private home rentals in the United States.
We primarily derive our revenues from management and hotel services, licensing of our portfolio of brands to franchisees, owned and leased hotel operations, distribution and destination management services, and a paid membership program. For the year ended December 31, 2023, revenues totaled $6.7 billion, net income attributable to Hyatt Hotels Corporation totaled $220 million, and Adjusted EBITDA totaled $1,029 million. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics Evaluated by Management—Adjusted Earnings Before Interest Expense, Taxes, Depreciation, and Amortization ("Adjusted EBITDA") and EBITDA" for our definition of Adjusted EBITDA, why we present it, and for a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA for the periods presented.
Our Purpose, Vision, Mission, and Values
Our Purpose
We care for people so they can be their best.
Our Vision
A world of understanding and care.
Our Mission
We deliver distinctive experiences for our guests.
Our Values
Empathy, experimentation, inclusion, integrity, respect, and wellbeing.
Our purpose, vision, mission, and values are brought to life by our colleagues, whom we refer to as the Hyatt family. We believe our colleagues around the world embody our purpose of caring for people so they can be their best. This includes caring for one another, our guests and customers, property owners, and the communities in which our properties operate. We are strongly committed to advancing care for all our stakeholders and creating personal connections to increase loyalty and drive results. High levels of guest satisfaction lead to increased guest preference for our brands, which we believe results in a strengthened revenue base over the long term. We also believe engaged colleagues will enhance the efficient operation of our properties, resulting in improved financial results. Sustained adherence to these principles is a basis for our brand reputation and strongly contributes to our growth as our diverse group of owners and developers choose to invest in our portfolio of properties around the world.
Our Competitive Strengths
We have significant competitive strengths that support our mission to deliver distinctive experiences for our guests and customers, drive growth, and create value for our colleagues, guests, customers, owners, and stockholders.
•World Class Brands.   Inspired by a deep understanding of customer and guest needs, we have developed, and in some cases acquired, a global suite of distinct brands across four collections. We believe our brand portfolio is differentiated from competitors and intently focused on serving the high-end guest and customer in each segment that our brands operate.
•Global Platform with Compelling Growth Potential.    Our existing global presence is widely distributed, our hotels operate in some of the most populous urban centers and highly desirable resort destinations around the globe, and we believe our existing hotels, located in key markets, provide us with a strong platform from which to intently pursue new growth opportunities in markets where our brands are less prevalent.
•Deep Culture and Experienced Management Teams.    The Hyatt family is united by shared values, a single purpose, and a deep commitment to listening, understanding, and personalizing experiences for our guests and customers—all of which we believe differentiates us from the competition, increases loyalty, and drives business results. Across our organization, we have a culture of learning and innovation. Our leaders focus on an agile mindset where we define outcomes, strengthen decision-making autonomy, promote experimentation, and collaborate in a cross-functional way.
•Strong Capital Base and Disciplined Financial Approach.    Our approach is to maintain appropriate levels of financial leverage through industry cycles and downturns. At December 31, 2023, we had $896 million of cash and cash equivalents and short-term investments and approximately $1.5 billion of available borrowing capacity under our credit facility. We believe our balance sheet strength positions us to take advantage of strategic opportunities to expand our presence and continue to grow our business over time.
•Diverse Exposure to Management and Hotel Services, Franchising, and Ownership.    Our global mix of managed, franchised, owned, and leased properties provides a broad and diverse base of revenues, profits, and cash flows and provides flexibility to evaluate growth opportunities across our lines of business.
•High-Quality Owned Hotels Located in Desirable Markets are a Source of Capital for New Growth Investments.    We believe our owned assets provide us the opportunity to unlock additional shareholder value through targeted dispositions that provide cash proceeds to fund additional strategic investments or provide incremental return of capital to stockholders. We have realized over $4.0 billion of gross proceeds from the disposition of owned assets, net of acquisitions, since our original disposition commitment was made in 2017, including approximately $961 million of gross proceeds realized under the additional commitment announced in August 2021, in which we committed to sell $2.0 billion of owned assets by December 31, 2024.
Our Business Strategy
Our strategy to drive long-term sustainable growth and create value for guests, customers, colleagues, owners, and stockholders is guided and refined by our desired outcome focused on the following areas:
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
Our strategy is guided and refined based on the outcome we seek—that each of our stakeholders choose Hyatt more over time and consider Hyatt to be the most preferred hospitality brand serving guests at the high-end of each segment that our brands operate.

Description of Brands

Brand	Chain Scale (1)	Customer Base	December 31, 2023 Rooms (2)				Primary Selected Competitors
			% of Our Managed and Franchised Properties (2)	Americas Region	ASPAC Region	EAME Region
Timeless Collection
	Luxury	Leisure and business; small meetings	3%	1,826	4,780	1,766	Four Seasons, Mandarin Oriental, Ritz-Carlton, St. Regis, The Peninsula
	Luxury	Leisure and business; large and small meetings; social events	10%	11,573	16,987	3,946	JW Marriott, Conrad, Fairmont, InterContinental
	Upper-Upscale	Business and leisure; large and small meetings; social events; conventions; associations	31%	60,598	25,326	12,620	Marriott, Sheraton, Hilton, Renaissance, Westin
	Upper-Upscale	Business and leisure; small meetings	1%	2,613	656	85	Marriott, Hilton, Westin
	Vacation Ownership	Owners of vacation units; repeat Hyatt business and leisure	—%	—	—	—	Hilton Vacation Club, Marriott Vacation Club
	Upscale	Business and leisure; small meetings	20%	51,456	8,321	3,071	Courtyard by Marriott, Hilton Garden Inn
	Upscale	Extended stay guests; business and leisure; small meetings	6%	17,247	953	954	Residence Inn by Marriott, Homewood Suites
	Upper-Midscale	Extended stay guests; business transient	—%	—	—	—	Townplace Suites, Home2, LivSmart Studios
	Upper-Midscale	Business and leisure; small meetings	2%	—	5,462	—	ATOUR, Hampton Inn, Mercure

Brand	Chain Scale (1)	Customer Base	December 31, 2023 Rooms (2)				Primary Selected Competitors
			% of Our Managed and Franchised Properties (2)	Americas Region	ASPAC Region	EAME Region
Boundless Collection
	Luxury/Wellness	Leisure; small meetings	<1%	383	—	—	Canyon Ranch, Blackberry Farms
	Luxury	Leisure and business; small meetings; social events	<1%	248	1,313	197	One&Only, Six Senses, Aman, Banyan Tree, COMO
	Luxury	Leisure and business; small and medium meetings	2%	2,183	3,400	1,549	W, Edition, SLS, Proper, Pendry
	Luxury	Leisure and business; small meetings	1%	3,596	—	174	W, Edition, SLS, Pendry, Viceroy
	Upper-Upscale	Leisure and business; small meetings	<1%	986	—	—	Standard, Virgin, Mondrian, SLS, Pendry
	Upper-Upscale	Leisure and business; small meetings	4%	7,998	2,840	1,050	ACE, Virgin Hotels, AC Hotels, Canopy by Hilton, Kimpton
	Upscale	Leisure and business	<1%	136	—	—	Moxy, CitizenM, AC Hotels, Aloft, 25 Hours
Independent Collection
	Luxury	Leisure and business; small meetings	3%	3,272	2,967	2,056	Luxury Collection (Marriott), Autograph Collection Hotels (Marriott), Vignette (IHR), LXR (Hilton)
	Luxury	Leisure and business; large and small meetings; social events; associations	2%	5,442	—	367	Autograph Collection Hotels (Marriott), Curio Collection by Hilton, Design Hotels, M Gallery (Accor)
	Upper- Upscale	Leisure and business; small meetings	3%	2,935	850	5,732	Autograph Collection Hotels (Marriott), Curio Collection by Hilton, Tribute Collection (Hilton), Kimpton (IHG)

Brand	Chain Scale (1)	Customer Base	December 31, 2023 Rooms (2)				Primary Selected Competitors
			% of Our Managed and Franchised Properties (2)	Americas Region	ASPAC Region	EAME Region
Inclusive Collection
	Elevated Luxury All-Inclusive	Elevated leisure	<1%	323	—	—	Grand Velas, La Casa de la Playa by Xcaret, Palmaïa The House of AïA, Le Blanc, Chablé
	Luxury All-Inclusive	Leisure; small meetings; social events	<1%	2,672	—	—	Beaches
	Luxury All-Inclusive	Leisure; adult-only; small meetings; social events	<1%	1,210	—	—	Sandals
	Luxury All-Inclusive	Leisure; adult-oriented	<1%	537	—	104	The Reserve at Paradisus, Sivory, Fairmont, Banyan Tree
	Luxury All-Inclusive	Leisure; adult-only; meetings	3%	7,448	—	1,073	Excellence, Sandals, El Dorado, Royalton
	Luxury All-Inclusive	Leisure; adult-only; social groups; meetings	<1%	2,311	—	—	Hard Rock, Melia, Royalton Chic
	Luxury All-Inclusive	Leisure; families; meetings	4%	9,998	—	2,197	Paradisus, Palace, Beaches, Royalton, Iberostar
	Upper-Upscale All-Inclusive	Leisure; adult-only	—%	—	—	—	Ocean by H10, Majestic Resorts, Couples Resorts, Paradisus Hotels
	Upscale All-Inclusive	Leisure	3%	—	—	9,312	Iberostar, Occidental, Viva, RIU
	Upper-Upscale All-Inclusive	Leisure	1%	4,242	—	—	Bahia Principe, RIU, Barcelo
(1) Chain scale primarily represents industry standard hotel groupings with the exception of wellness, all-inclusive, vacation ownership, and elevated luxury which represent internal designations.
(2) Figures do not include vacation units, residential units, one unbranded property in the Americas with 800 rooms. The UrCove brand is owned by an unconsolidated hospitality venture between a Hyatt affiliate and a Chinese hospitality company. Includes 14 properties that Hyatt currently intends to rebrand to the respective brand at a future date and includes four non-branded properties managed by ALG.

Timeless Collection
Park Hyatt
Park Hyatt hotels provide discerning, global travelers with a refined home-away-from-home. Located in several of the world's premier destinations, each Park Hyatt hotel is custom designed to combine sophistication with understated luxury. Each property features well-appointed guestrooms, world-renowned artwork and design, and rare and immersive culinary experiences led by award-winning chefs, creating deeply enriching dining occasions for guests.
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
Hyatt
Hyatt hotels are smaller-sized properties conveniently located in diverse business and leisure areas. These hotels help guests make the most of their stay, whether to attend an important business meeting or social gathering, explore a new city, or reconnect with family and friends.
Hyatt Vacation Club
Hyatt Vacation Club is Hyatt's vacation ownership brand, providing members opportunities in regionally inspired and designed residential-style properties. Hyatt vacation owners pre-purchase at Hyatt Vacation Club properties and have the flexibility of usage, exchange, and rental. Members can choose to occupy their vacation home, exchange time among other Hyatt vacation ownership locations, trade their time for World of Hyatt loyalty program bonus points, or travel within the Hyatt portfolio.
Hyatt Place
Hyatt Place hotels offer a modern, comfortable, and seamless experience, combining style and innovation to create a casual hotel environment for today's multi-tasking traveler. Spacious, thoughtfully designed guestrooms feature distinct areas for sleep, work, and relaxation. Hyatt Place hotels also offer freshly prepared food around the clock, efficient service, and an easy to navigate experience. From the lobby to the guest rooms to in-hotel dining, every aspect of the hotel experience is designed with the high-value business traveler in mind.
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
Hyatt Studios
Hyatt Studios is Hyatt's first upper-midscale extended-stay brand and was conceived in direct collaboration with hotel developers and operators and supported by listening closely to the needs of guests. The Hyatt Studios brand distinguishes itself from other extended-stay options through efficient design and a lean operating model. Each hotel will deliver spacious studios with features for a convenient and comfortable experience, including complimentary grab-and-go breakfast, a state-of-the-art, self-service marketplace, laundry and fitness areas, complimentary Wi-Fi, outdoor spaces, and pet-friendly accommodations.

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
Alila
The Alila brand combines innovative design and luxury in unique locations, set apart by the level of private space, crafted artisanship, personalized hospitality, and bespoke journeys. Alila means "Surprise" in Sanskrit, which suitably describes the character of this brand. In support of sustainable tourism, Alila hotels and resorts adopt EarthCheck, which are operating standards, integrating the environments' natural, physical, and cultural elements. To stay at any Alila hotel or resort is to embark on a destination experience, which includes delighting in the flavors of the local cuisine, enhancing wellbeing through ancient healing arts, or enjoying the thrill of adventure sports.
Andaz
Global in scale while local in perspective, the Andaz brand empowers self-expression and cultivates guests' curiosity through imaginative travel for a distinctively local experience. Through thoughtful, unscripted service tailored for travelers, Andaz hotels invite guests to go beyond the familiar to discover and immerse themselves in the spirit of the eclectic culture around them.
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
Dream Hotels
Dream Hotels is a full service lifestyle hospitality brand with a collection of properties in urban destinations and emerging neighborhoods' surrounding city centers. Each location's distinct influence drives the narrative to create a lively and unique hospitality experience. Since its debut, the brand has become synonymous with innovative programming, vibrant dining, built-in nightlife, and rare, raw energy drawn from some of the most stimulating cities in the world. Known for its modern design and experiential hospitality, Dream Hotels are more of a social catalyst than a conventional place to stay.
Hyatt Centric
Hyatt Centric is a brand of full service lifestyle hotels located in prime destinations. Created for curious travelers who want to be in the heart of the action, Hyatt Centric hotels are thoughtfully designed to enable exploration and discovery so they never miss a moment of adventure. With streamlined, modern rooms, each hotel serves as a launch pad for exploring all the hidden gems and hot spots each destination has to offer. Hyatt Centric hotels offer social spaces to connect with others in the lobby, while the bar and restaurant are local hot spots where great conversations, locally inspired food, and signature cocktails can be enjoyed.
Caption by Hyatt
The Caption by Hyatt brand redefines what hospitality looks like in the modern world. Designed to be part of the community, not just in it, Caption by Hyatt hotels hire local, buy local, and vibe local. Be it an open-mic night or a pop-up art installation, each space within Caption by Hyatt hotels is programmed to reflect each destination and its community. At the heart of each Caption by Hyatt hotel is Talk Shop, an all-day spot where guests can eat, drink, get some work done, hang with friends, or just relax. Caption by Hyatt hotels combine the design and comfort of an upscale, lifestyle-forward hotel with the flexibility and efficiency of a select service property.
Independent Collection
The Unbound Collection by Hyatt
More than a compilation of independent, one-of-a-kind hotels, The Unbound Collection by Hyatt brand is a thoughtful curation of stories worth collecting, ranging from upper-upscale to luxury hotels. Whether it is a modern marvel, a historic gem, or a revitalizing retreat, each property provides thought-provoking environments and experiences that inspire unforgettable moments for guests seeking a sophisticated yet unscripted service when they travel.
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
Inclusive Collection
Impression by Secrets
The Impression by Secrets brand is a boutique, adult-only, elevated luxury all-inclusive brand where guests can experience personalized restoration and luxury, offering escapes designed to exceed expectations of guests. Impression by Secrets is the next generation of exclusive luxury resorts offering intimate escapes from daily life amidst breathtaking surroundings and picturesque oceanscapes. Guests will enjoy a high-touch, preference-focused experience complete with the utmost level of personalized service and amenities.
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
Hyatt Zilara
Hyatt Zilara adult-only, all-inclusive resorts are located in sought-after resort destinations. These resorts offer a wide array of food and beverage services focusing on authentic local and global cuisines. The resorts offer premier spas, social activities, and live entertainment, as well as a variety of meeting and event spaces. The resorts are designed so couples or small groups can enjoy intimate, sophisticated surroundings.
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

Secrets Resorts & Spas
Secrets Resorts & Spas offer adult-only, all-inclusive luxury focusing on romance in beachfront settings. Properties feature elegantly appointed rooms and suites, 24-hour concierge and room services, gourmet restaurants and lounges, and various day and evening activities. In addition to couples and honeymooners, Secrets resorts also cater to business groups and large leisure events with expansive and flexible settings and customized services.
Breathless Resorts & Spas
Breathless Resorts & Spas are adult-only, all-inclusive properties for guests seeking a luxurious beachfront experience in a social setting. These resorts offer modern accommodations, world-class spas, meetings and event spaces, and high-end dining and drink options with elevated levels of service. Entertainment lineups feature themed events, pool parties, live music, and cultural and art experiences. These resorts cater to singles, social groups, and couples looking for a balance of excitement and relaxation.
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
Hyatt Vivid Hotels & Resorts
Hyatt Vivid Hotels & Resorts are designed for the next generation traveler seeking engaging, adult-only, all-inclusive vacation experiences in a unique and down-to-earth atmosphere. The brand will offer crafted culinary experiences, wellness, and nutrition classes, as well as engaging activities and entertainment in a relaxed, casual setting.
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
ALG Vacations, Amstar, and Trisept Solutions
ALG Vacations focuses on providing memorable vacation experiences around the world with an emphasis on Mexico and the Caribbean. As one of the largest sellers of vacation packages and charter flights in the United States ("U.S."), ALG Vacations operates a number of leading brands in vacation and travel, including Apple Vacations, Funjet Vacations, Travel Impressions, Blue Sky Tours, CheapCaribbean.com, and BeachBound. ALG Vacations also markets and distributes certain products through affiliations with airline vacation brands Southwest Vacations and United Vacations.
The ALG Vacations business includes Amstar, a destination management business, and Trisept Solutions, a technology platform for travel merchandise and distribution. Amstar provides world-class expertise in destination services, transfers, and excursions to individuals, travel agencies, groups, corporations, tour operators, and meeting planners throughout eight countries and 30 destinations in the Americas.
Mr & Mrs Smith
Mr & Mrs Smith is a boutique and luxury global travel platform offering direct booking access to a carefully curated and growing collection of over 1,500 boutique and luxury properties in some of the world's most desirable locations. Hotel listing is by invitation only through a selective process, including required site visits by a diverse community of trusted tastemakers.

Business Segment, Revenues, and Geographical Information
We manage our business within five reportable segments as described below:
•Owned and leased hotels consists of our owned and leased full service and select service hotels and, for purposes of segment Adjusted EBITDA, our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA, based on our ownership percentage of each venture;
•Americas management and franchising ("Americas") consists of the provision of management, franchising, and hotel services to properties, including all-inclusive resorts under the Hyatt Ziva and Hyatt Zilara brand names, located in the United States, Canada, the Caribbean, Mexico, Central America, and South America;
•ASPAC management and franchising ("ASPAC") consists of the provision of management, franchising, and hotel services to properties located in Greater China, East and Southeast Asia, the Indian subcontinent, and Oceania;
•EAME management and franchising ("EAME") consists of the provision of management, franchising, and hotel services to properties located in Europe, Africa, the Middle East, and Central Asia; and
•Apple Leisure Group consists of distribution and destination management services offered through ALG Vacations; management and hotel services provided to primarily all-inclusive ALG resorts in Mexico, the Caribbean, Central America, South America, and Europe; and the Unlimited Vacation Club paid membership program, which offers benefits primarily at ALG resorts within Mexico, the Caribbean, and Central America.
Within corporate and other, we include results related to our co-branded credit card programs, the results from Mr & Mrs Smith, and unallocated corporate expenses.
During the year ended December 31, 2023, we completed the sale of the Destination Residential Management business, which was reported in the Americas management and franchising segment prior to the sale. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 7 to our Consolidated Financial Statements."
Effective January 1, 2023, our EAME and ASPAC management and franchising segments were geographically realigned. For information regarding our five reportable business segments, revenues, and geographical information, see Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 19 to our Consolidated Financial Statements."
On February 23, 2024, we announced that during the quarter ending March 31, 2024, we realigned our reportable segments to align with our business strategy, the organizational changes for certain members of our leadership team, and the manner in which our chief operating decision maker ("CODM") assesses performance and makes decisions regarding the allocation of resources. As a result of the realignment during the quarter ending March 31, 2024, a summary of our reportable segments is as follows:
•Management and franchising, which consists of the provision of management, franchising, and hotel services, or the licensing of our intellectual property to, (i) our property portfolio, (ii) our co-branded credit card programs, and (iii) other hospitality-related businesses, including the Unlimited Vacation Club;
•Owned and leased, which consists of our owned and leased hotel portfolio and, for purposes of owned and leased segment Adjusted EBITDA, our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA based on our ownership percentage of each venture; and
•Distribution, which consists of distribution and destination management services offered through ALG Vacations and the boutique and luxury global travel platform offered through Mr & Mrs Smith.
Management and Hotel Services Agreements
We manage and provide hotel services to hotels worldwide pursuant to management and hotel services agreements. Our management and hotel services agreements typically provide for a two-tiered fee structure that compensates us both for the revenue we generate for the property as well as for the profitability of hotel operations. In these two-tier fee structures, tier one base compensation is a fee that is usually an agreed-upon percentage of gross revenues from hotel operations, and tier two is an incentive fee that is typically calculated as a percentage of a hotel profitability measure, such as gross operating profit, adjusted profit, or the amount by which gross operating profit or adjusted profit exceeds a specified threshold. Outside of the United States, some management and hotel services agreements have structures more dependent on hotel profitability measures, either through a single management fee structure where the entire fee is based on a profitability measure or because our two-tier fee structure is more heavily weighted toward the incentive fee than the base fee. Certain of our hotel services agreements provide for a single tier fee structure based upon either an agreed upon percentage of revenue generated from the hotel or a percentage of revenue in excess of an agreed upon threshold amount.
In addition to our management and hotel services fees, we charge owners for certain services provided by us on a centralized or regional basis, including, without limitation, reservation functions, certain sales functions, digital and technology, digital media, national advertising, certain marketing and promotional services, human resource services, insurance programs, and other corporate services.
Terms and Renewals
The approximate average remaining term of our management and hotel services agreements with third-party owners and unconsolidated hospitality ventures (other than for properties currently under development) is 15 years for full service hotels in all regions, 13 years for select service hotels in all regions, and 11 years for all-inclusive resorts in all regions, in each case assuming no renewal options are exercised by either party. Including exercise of extension options in Hyatt's sole discretion, the approximate average remaining term of our management and hotel services agreements (other than for properties currently under development) is 18 years for full service hotels in all regions, 22 years for select service hotels in all regions, and 11 years for all-inclusive resorts in all regions.
We also participate in an unconsolidated hospitality venture with a Chinese hospitality company that owns the UrCove select service brand, and the average remaining term of the management and hotel services agreements pursuant to which the hospitality venture operates the UrCove hotels is approximately 9 years. We license "by Hyatt" to the hospitality venture in connection with such hotel operations pursuant to a master license agreement wherein we are paid fees based upon the cumulative gross operating revenue of the UrCove hotels.
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
Terms and Renewals
The standard term of our franchise agreements is typically 20 years, assuming the franchisee has complied with franchise agreement requirements and standards. Certain of our franchise agreements have renewal options at Hyatt's option, generally triggered if the franchisee has failed to exercise its renewal option. Certain of our franchise agreements have renewal options upon the mutual agreement of the parties. We have the right to terminate franchise agreements upon specified events of default, including non-payment of fees and non-compliance with brand standards. In the event of early termination for any reason, our franchise agreements typically set forth liquidated damages our franchisees must pay to us upon termination.
The average remaining base term of our franchise agreements for our select service hotels, full service hotels, and all-inclusive resorts in all regions (other than those currently under development) is approximately 14 years.
Sales and Revenue Management, Marketing, and Global Property and Guest Services
Sales and Revenue Management
We deploy a global sales team as well as regional sales teams. The global team is responsible for our largest and most significant accounts doing business globally. The regional teams are responsible for large accounts that typically do business within multiple hotels in one region. The global and regional sales teams coordinate efforts with the hotel sales teams. The in-

house sales colleagues are focused on local and regional business opportunities, as well as securing business generated from our key global and regional accounts.
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
We seek to maximize revenues in each hotel we operate through a team of revenue management professionals and also provide revenue management services to franchisees upon request. Our revenue management leaders are currently transitioning to a new propriety technology tool. With the new software, colleagues will benefit from best-in-class modularity and flexibility, increased automation, and the ability to drive deeper collaboration across commercial teams. The goal of revenue management is to secure the right customers, on the right date, at the right price.
Marketing
We are focused on the high-end traveler, positioning our offerings at the top of each segment that our brands operate. Our marketing strategy is designed to drive loyalty and community. Building and differentiating each of our brands is critical to increasing Hyatt's brand preference. We are focused on targeting the distinct guest segments that each of our brands serves and supporting the needs of the hotels by thorough analysis and application of data and analytics. The World of Hyatt loyalty program and our digital platforms are also key components of building loyalty and driving revenue. The loyalty program focuses on deepening relationships with members, driving repeat stays, guest satisfaction, recognition, and differential services and experiences for our most loyal guests. Our digital platforms are our primary distribution channels providing guests, customers, and members with an efficient source of information about our hotels, distinct brand experiences, and a seamless booking experience. With a combined focus on increasing brand awareness, building a community of loyalists, and enhancing digital engagement through personalized experiences, our marketing is aimed at Hyatt becoming the most preferred hospitality brand.
Global Property and Guest Services
We have a proprietary central reservation system that provides a comprehensive view of inventory, while allowing for local management of rates based on demand. Through this system, we are able to allow bookings and subsequent maintenance of bookings by hotels directly, via telephone through our global care centers, by travel agents, by corporate clients, and through digital platforms. Beginning in 2024, we plan to migrate to a new central reservation system, which we expect will enhance our reservation capabilities, streamline operations, and deliver a seamless and efficient experience for guests, including a faster search and booking process. The new system is designed to make the guest search and booking process even smoother and increase visibility for property availability through flexible calendar search, an enhanced rooms rates and view, and an efficient booking process.
We have 11 global care centers that service our global guest, customer, and loyalty member base 24 hours per day, 7 days per week and provide reservation and other services in over 25 languages. While we continue to provide full reservation services via telephone through these global care centers, we have made significant investments in internet booking capabilities as well as an online chat communication function on Hyatt.com and mobile platforms. Additionally, we continue to enhance the services and capabilities of our global care centers to better align with evolving technology and guest preference.
ALG operates call center services in the United States and collaborates with third-party call centers in the United States, Latin America, the Caribbean, and Asia to serve all-inclusive resorts as well as ALG Vacations and Unlimited Vacation Club. ALG utilizes both proprietary and third-party booking engines, and reservations are managed through a central reservations system. Within the Unlimited Vacation Club organization there are also call center services that support the paid membership program and its members, including back-office functions, some of which are provided by a third party.
Some of the rooms at hotels and resorts we manage, franchise, or provide services to are booked through internet travel intermediaries, partners, or online travel service providers. We also engage third-party intermediaries who collect fees by charging our hotels and resorts a commission on room revenues, including travel agencies, travel distribution providers, and meeting and event management companies.
World of Hyatt Loyalty Program
Inspired by our purpose, the award-winning World of Hyatt loyalty program aims to build community and engagement with high-end travelers. The program generates substantial repeat guest business by rewarding frequent stays with points that can be redeemed for hotel nights and other valuable rewards. Loyalty program members enjoy additional benefits and awards as they reach Milestone Rewards and advance through the three elite tiers based on qualifying nights or base points in a calendar year.
Members earn points based on their spend at our properties and through our experience platform; by transacting with our strategic loyalty alliances, including American Airlines; or in connection with spend on the World of Hyatt co-branded consumer and business credit cards. Loyalty program points can be redeemed at properties across our brands, converted into airline miles with numerous participating airlines, and redeemed with our strategic loyalty alliances, and other third parties.
The loyalty program is operated for the benefit of participating properties and is primarily funded through contributions from eligible revenues generated from loyalty program members. These funds are applied to reimburse hotels for room nights when members redeem loyalty program points and pay for administrative expenses and marketing initiatives to support the loyalty program.
At December 31, 2023, World of Hyatt had approximately 43.8 million members. During 2023, member stays represented approximately 43% of total system-wide room nights, excluding properties in our Inclusive Collection.
Unlimited Vacation Club
The Unlimited Vacation Club is a paid membership program that provides its members with preferred rates and benefits primarily at ALG resorts within Latin America and the Caribbean. Through a variety of membership levels, members purchase the right to receive preferred rates, free hotel nights, discounts on spa and other hotel expenses, and special benefits with third-party travel alliances. The weighted-average term of an Unlimited Vacation Club membership, including upgrades, is approximately 31 years, assuming no renewal options are exercised, and fees are paid either upfront or collected over a contractual financing period of approximately 4 years. Membership agreements may generally be terminated without penalty within 5 days of signing, with limited termination rights thereafter. The average early termination rate of memberships sold since 2010 is less than 8%. At December 31, 2023, the Unlimited Vacation Club paid membership program had over 142,000 members, and during 2023, represented approximately 12% of total room nights at ALG resort properties.
Competition
There is intense competition in all areas of the hospitality industry. Competition exists for hotel and resort guests; vacation membership customers; management and hotel services agreements and franchise agreements; sales of vacation and branded residential properties; and online travel customers, including leisure and business travelers as well as travel agencies and tour operators. Our principal competitors are other operators of full service, select service, extended stay, all-inclusive, and wellness properties, including other major hospitality chains with well-established and recognized brands, as well as cruise line operators. We also compete against small chains and independent and local owners and operators. Increasingly, we face competition from new channels of distribution in the travel industry. Additional sources of competition include large companies that offer online travel services as part of their business models, such as Alibaba, search engines such as Google, and peer-to-peer inventory sources that allow travelers to book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms, such as Airbnb and Vrbo.
We compete for guests based primarily on brand name recognition and reputation, location, customer satisfaction, room rates, quality of service, health and cleanliness standards, amenities, quality of accommodations, security, and the benefits of the loyalty program including the ability to earn and redeem loyalty program points.
We compete for management and hotel services agreements primarily based on the value and quality of our management and hotel services; our brand name recognition and reputation; the level of our management fees; the cost of payroll at managed properties where we are the employer; the cost associated with system-wide services, including without limitation, sales and revenue management, marketing, global property and guest services (including reservation and customer support), digital and technology, and digital media (collectively, "system-wide services"); and the economic advantages to the property owner of retaining our management services and using our brand name. We compete for franchise agreements primarily based on brand name recognition and reputation; the room rate that can be realized; total revenues we can deliver to the properties; and the cost associated with system-wide services. Other competitive factors for management and hotel services agreements and franchise agreements include relationships with property owners and investors, including institutional owners of multiple properties; marketing support; reservation and e-commerce system capacity and efficiency; and the ability to provide capital that may be necessary to obtain management and hotel services agreements and franchise agreements.
The number of branded lodging operators with a global reach and depth of products and offerings similar to us is limited. We believe our strong customer base, prominent brand recognition, strategic property locations, and global development team enable us to compete effectively. For additional information, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business." Because we operate in a highly competitive industry, our revenues, profits, or market share could be harmed if we are unable to compete effectively, and new distribution channels, alternatives to traditional hotels, and industry consolidation among our competitors may negatively impact our business.
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
Intellectual Property
In the highly competitive hospitality industry in which we operate, trademarks, service marks, trade names, and logos are very important in the sales and marketing of our hotels, residential and vacation units and services, our distribution and destination management services business, and our paid membership program. We have a significant number of trademarks, service marks, trade names, logos, and pending registrations, and significant resources are expended each year on surveillance, registration, and protection of our trademarks, service marks, trade names, and logos, which we believe have become synonymous in the hospitality industry with a reputation for excellence in service and care. For additional information, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business—Any failure to protect our trademarks and intellectual property could reduce the value of our brand names and harm our business."
Government Regulation
We are subject to numerous foreign, federal, state, and local government laws and regulations, including those relating to employment practices, laws and regulations that govern the offer and sale of franchises, health and safety, competition, anti-bribery, and anti-corruption; the preparation and sale of food and beverages; building and zoning requirements; cybersecurity; data privacy; and general business license and permit requirements, in various jurisdictions. We manage and own hotels with casino gaming operations as part of or adjacent to such hotels, but third parties manage and operate the casino operations. Compliance with these various laws and regulations can affect the revenues and profits of our portfolio of properties and could adversely affect our operations or our reputation. We believe our businesses are conducted in substantial compliance with applicable laws and regulations.
Human Capital Resources and Corporate Responsibility Commitment
Our purpose—to care for people so they can be their best—is at the heart of how we care for our guests, customers, and colleagues. Every Hyatt colleague plays a distinct and important role in executing our strategy, and we recognize that our success is dependent on our colleagues delivering care to our guests and customers, therefore our colleagues, and creating a culture of belonging, warmth, and safety, is at the core of our purpose. One of our strategic priorities is to "cultivate the best people and evolve the culture." We execute on this priority by investing in our recruitment and retention process and ensuring our talent, culture, and capabilities have us best positioned for company success and to win in the marketplace. This includes providing access to personal and professional development resources and creating inclusive environments where colleagues feel a sense of belonging and care.
Employees
At December 31, 2023, there were approximately 206,000 colleagues working at our corporate and regional offices and our managed, franchised, owned, and leased properties, and we directly employ approximately 51,000 of these colleagues. The remaining colleagues are employed by third-party owners and franchisees of our properties. Approximately 18% of our employees (approximately 21% of our U.S.-based employees) were either represented by a labor union or had terms of employment that were determined under a labor agreement. We believe relations with our employees and colleagues are good.
World of Care
In 2021, we launched World of Care, our global platform for communicating Hyatt's commitment to care for the planet, people, and responsible business.
Deeply embedded across all areas of our business, our focus areas and goals reflect our continuous engagement with colleagues, guests, customers, owners, investors, and communities to understand what is important to them. Through ongoing listening with these stakeholders, as well as annual World of Care reporting, we are able to evolve our strategy and continue to drive positive impact across communities—now and well into the future.
•Caring for the Planet: We are committed to advancing environmental action so that destinations around the world are vibrant for our guests, colleagues, and communities. Through our 2030 environmental goals, we seek to drive change in our communities with a focus on climate change and water conservation, waste and circularity, responsible sourcing, and thriving destinations.
•Caring for People: We care for the wellbeing of our colleagues, guests, owners, and communities and are committed to advancing a culture of opportunity for all. Our efforts are focused on diversity, equity, and inclusion ("DE&I"), colleague development, community engagement and volunteerism, wellbeing, and human rights.
•Caring for Responsible Business: We embrace our responsibility to create fair, ethical, and transparent business practices, both within and beyond our company and Hyatt properties. Our approach to responsible business spans fair and ethical business practices as reflected through our Code of Business Conduct and Ethics, risk management, reporting, data privacy and security, and working with other businesses—including our supplier diversity program and Supplier Code of Conduct.
Diversity, Equity, and Inclusion
We have a long history of focusing on diversity, equity, and inclusion, and we are committed to prioritizing inclusion at all levels of our organization. Since 2021, we have published annual DE&I reports, which summarize current workforce data and describe our Change Starts Here commitments that were introduced in 2020. In 2023, we continued to make strategic progress on our Change Starts Here goals, which are designed to accelerate our diversity, equity, and inclusion efforts by 2025 across three commitments: who we employ, develop, and advance; who we support; and who we buy from and work with.
We also maintain a Global Diversity, Equity & Inclusion Council, chaired by our Chief Executive Officer, to shape and drive our diversity and inclusion strategy, and we sponsor eight colleague-led Diversity Business Resource Groups with chapters around the globe to provide career development programs and support workforce diversity. Hyatt colleagues are eager to learn, participate, and impact this space. To address this interest, Hyatt provides a Leading Inclusively training for all people managers at both the corporate and hotel-level. This training provides an opportunity for colleagues to reflect on potential biases and assumptions that may create barriers to practicing inclusion, seeking out and engaging in diverse perspectives, and collaborating to solve problems.
Colleague Wellbeing
At Hyatt, wellbeing is foundational to our purpose—we care for people so they can be their best—and is celebrated as one of our core values. By embracing our value of wellbeing, we see people for both who they are and how they are. We know wellbeing is highly personal and means something different to everyone, which is why, with everything we do, we approach wellbeing from a place of listening. This approach to wellbeing starts with investing in our colleagues—when our colleagues are well, they can better care for our guests, members, and customers. Hyatt's focus on wellbeing extends to Hyatt colleagues around the world, who have access to a growing portfolio of related resources, benefits, and programming, such as complimentary access to Headspace, a mental wellbeing assessment tool called Hyatt Well-Check, and annual observances including Hyatt's Global Wellbeing Week, World Mental Health Day, and Hyatt's Global Day of Gratitude.

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
Insurance
Properties we manage, franchise, license, own, and lease outright or through hospitality ventures are insured under different insurance programs depending on whether the property participates in our insurance programs or in the insurance programs of the property owner, including hospitality ventures; franchisee; or licensee. We maintain insurance coverage for hotels owned and leased by the Company under our insurance programs for liability, property, workers' compensation, and other risks with respect to our business. Our liability insurance provides coverage for most claims, including claims related to terrorism, operations, goods and services, and automobiles, but does not provide coverage for certain losses, including pandemics and/or epidemics, damage caused by microorganisms, asbestos, and war or warlike operations. Our property insurance provides coverage for all risks to our real properties including fire, windstorm, flood, earthquake, and terrorism. Property insurance also includes business interruption coverage, but does not provide coverage for certain losses, including pandemics and/or epidemics. Our workers' compensation insurance provides coverage for employee injuries in the course and scope of employment. Hotels owned by hospitality ventures, hotels managed by the Company, and certain franchises are permitted to participate in our insurance programs by mutual agreement with our hospitality venture partners or third-party owners and franchisees. The majority of hotels owned by hospitality ventures and managed hotels owned by third parties participate in our insurance programs. Our hospitality venture agreements and management and hotel services agreements require hotels owned by hospitality ventures and managed hotels owned by third parties that do not participate in our insurance programs to be insured at coverage levels generally consistent with the coverage levels under our insurance programs, including liability, property, business interruption, workers' compensation, and other insurance. Our franchise and license agreements require our franchisees and licensees to maintain liability, property, business interruption, workers' compensation, and other insurance at our franchised or licensed properties. We are typically covered under insurance policies held by third-party owners, franchisees, or licensees to the extent necessary and reasonable. We also maintain cyber-risk insurance for systems and data controlled by the Company. Cyber-risk insurance generally covers all Company-controlled systems and Company-controlled data in properties that the Company manages, franchises, licenses, owns, and leases, outright or through hospitality ventures.
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
Amended and Restated Global Hyatt Agreement
The trustees of the U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker, our executive chairman, and Mr. Jason Pritzker, one of our directors, and any of their successors that own, directly or indirectly, shares of our common stock, have entered into the Amended and Restated Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. At January 31, 2024, Pritzker family business interests own, directly or indirectly, 56,779,550 shares, or 55.2%, of our total outstanding common stock and control approximately 89.4% of our total voting power. Specifically, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote all of their voting securities consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
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
Amended and Restated Foreign Global Hyatt Agreement
The trustees of the non-U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker and Mr. Jason Pritzker, and any of their successors that own, directly or indirectly, shares of our common stock, have entered into the Amended and Restated Foreign Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. At January 31, 2024, Pritzker family business interests own, directly or indirectly, 56,779,550 shares, or 55.2%, of our total outstanding common stock and control approximately 89.4% of our total voting power. Specifically, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote (or cause to be voted) all of the voting securities held directly or indirectly by them consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
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

2007 Stockholders' Agreement
We entered into the 2007 Stockholders' Agreement with Madrone GHC, LLC and affiliates (collectively, "Madrone"), certain funds affiliated with Goldman Sachs, and an additional investor that provides for certain rights and obligations of these stockholders, as described below. Madrone and the funds affiliated with Goldman Sachs no longer hold any shares of common stock subject to the 2007 Stockholders' Agreement as a result of sales into the public market subject to applicable securities laws. At January 31, 2024, the additional investor party to the 2007 Stockholders' Agreement held 2,270,395 shares of Class B common stock.
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
Voting Agreement
Until the date that Mr. Thomas J. Pritzker is no longer our chairman, each stockholder party to the 2007 Stockholders' Agreement has agreed to vote all of their shares of common stock consistent with the recommendations of a majority of our board of directors with respect to all matters. At January 31, 2024, the stockholders party to the 2007 Stockholders' Agreement own in the aggregate 2,270,395 shares of Class B common stock or approximately 3.9% of our Class B common stock, approximately 2.2% of the total outstanding shares of our common stock and approximately 3.6% of the total voting power of our outstanding common stock.

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
Investors and others should note that we routinely announce material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts, and the Hyatt Investor Relations website. We use these channels as well as social media channels (e.g., the Hyatt Facebook account (facebook.com/hyatt); the Hyatt Instagram account (instagram.com/hyatt); the Hyatt X account (twitter.com/hyatt); the Hyatt LinkedIn account (linkedin.com/company/hyatt); and

the Hyatt YouTube account (youtube.com/user/hyatt)) as a means of disclosing information about our business to our guests, customers, colleagues, investors, and the public. While not all of the information that we post to the Hyatt Investor Relations website or on our social media channels is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in Hyatt to review the information that we share at the Investor Relations link located at the bottom of the page on hyatt.com and on our social media channels. The information on the Hyatt Investor Relations website and our social media channels are not incorporated by reference in, or otherwise to be regarded as part of, this annual report.
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
•We operate in a highly competitive industry, and our revenues, profits, or market share could be harmed if we are unable to compete effectively.
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
•The success of the Unlimited Vacation Club paid membership program is dependent on offering preferred rate hotel inventory, providing members unique engagement experiences and benefits, as well as access to on-site sale opportunities and other key sales locations, and could be negatively impacted by lack of resort inventory, member terminations, or a failure to collect membership fees.
•Adverse incidents at, or adverse publicity concerning, our hotels or businesses or our corporate responsibilities could harm our brands and reputation, as well as adversely affect our market share, business, financial condition, or results of operations.
•Labor shortages could restrict our ability to operate our properties or grow our business or result in increased labor costs that could reduce our profits.
•If we are unable to maintain good relationships with third-party owners and franchisees and/or if our management and hotel services agreements or franchise agreements terminate, our revenues could decrease and our costs could increase.
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
•We may seek to expand our business through acquisitions of and investments in other businesses and properties, or through alliances, and these activities may be unsuccessful, divert management's attention, or take longer or be more difficult than anticipated to integrate, including with respect to the implementation of internal controls over financial reporting.
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
•decreased corporate profits, which may negatively impact corporate budgets and spending allocated to group and individual business travel;
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
•domestic and international political and geopolitical conditions, including changes in trade policy;
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
These factors, and the reputational repercussions of these factors, can adversely affect, and from time to time have adversely affected, individual properties, particular regions, and our business as a whole. How we manage any one or more of these factors, or any crisis, could limit or reduce demand for the services we provide or the rates our portfolio of properties are able to charge for rooms or services, which could adversely affect our financial results and growth. These factors can also increase our costs or affect our ability to develop new properties or maintain and operate our existing portfolio of properties.
The hospitality industry is cyclical and adverse global economic conditions or low levels of economic growth could adversely affect our revenues and profitability as well as cause a decline in or limitation of our future growth.
Consumer demand for our products and services is closely linked to global and regional economic conditions and is sensitive to business and personal discretionary spending levels. Changes in consumer demand and general business cycles can subject, and have subjected, our revenues to significant volatility. Adverse general economic conditions, health and safety concerns, risks or restrictions affecting or reducing travel patterns, lower consumer confidence, high unemployment, adverse political conditions, among other factors, can result in a decline in consumer demand, which can lower the revenues and profitability of our owned and leased properties, decrease the amount of management and franchise fee revenues we are able to generate from our managed and franchised properties, reduce sales and revenues associated with Unlimited Vacation Club memberships, and decrease the demand for vacation packages sold through ALG Vacations. In addition, a portion of our expenses associated with managing, franchising, licensing, owning, or leasing hotels as well as residential and vacation units are fixed. These costs include personnel costs, interest, rent, property taxes, insurance, and utilities, all of which may increase at a greater rate than our revenues and/or may not be able to be reduced at the same rate as declining revenues. Where cost-cutting efforts are insufficient to offset declines in revenues, we could experience a material decline in margins and reduced or negative cash flows. If we are unable to decrease costs significantly or rapidly when demand for our hotels and other properties decreases, the decline in our revenues could have a particularly adverse impact on our net cash flows and profits. Economic downturns generally affect the results derived from owned and leased properties more significantly than those derived from managed and franchised properties due to the proportion of fixed costs associated with operating an owned or leased property and the greater exposure owners have to the properties' performance. Our proportion of owned and leased properties, compared to the number of properties we manage, franchise, or provide services to for third-party owners and franchisees, is larger than that of many of our competitors and, as a result, an environment of depressed demand could have a greater adverse effect on our results of operations. As a result, changes in consumer demand and general business cycles can subject, and have subjected, our revenues, earnings, and results of operations to significant volatility.
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
Hurricanes, earthquakes, tsunamis, tornadoes, droughts, wildfires, and other man-made or natural disasters, as well as the spread or fear of the spread of contagious diseases in locations where we own, lease, manage, or franchise significant properties and areas of the world from which we draw a large number of guests, could cause a decline in the level of business and leisure travel in certain regions or as a whole and reduce the demand for lodging, which may adversely affect our financial condition and operating performance. The COVID-19 pandemic resulted in significant disruption and additional risks to our business, the lodging, hospitality, and travel industries, and the global economy. While each of our business segments have recovered compared to pre-COVID-19 pandemic results in 2019, potential concerns about public health either related to COVID-19 or otherwise may impact travel demand and consumer confidence in the future. In addition, differing actions taken by governments around the world with respect to travel bans or restrictions or economic activity could result in varying regional impacts to our business performance. For instance, our ASPAC management and franchising segment lagged in the overall global recovery as certain travel-related restrictions took longer to ease. Actual or threatened war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty could have a similar effect on our financial condition or our growth strategy. Any one or more of these events may reduce the overall demand for hotel rooms or limit the prices we can obtain for them, both of which could adversely affect our profits and financial results.
We are also subject to the risks associated with the physical effects of climate change, including changes in sea levels, water shortages, storms, flooding, droughts, wildfires, extreme temperature events, and other natural disasters. Such disasters may become more frequent or intense as a result of climate change. Climate change may also result in chronic physical effects, including rising sea levels and changes in temperature and precipitation patterns. These risks may also have impacts on our properties' access to, and costs with respect to, energy, and may impose additional requirements on our properties, including energy efficiency requirements. In addition, a variety of legislation and regulations are being enacted, or considered for enactment, relating to energy and climate change, such as carbon dioxide emissions control and building codes that impose energy efficiency standards. Moreover, as climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and to make compliance more costly. As a result of the foregoing, we may experience increased costs or decreased availability of certain products important to our operations, including but not limited to insurance, water, and energy.
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
The hospitality industry has experienced significant consolidation, and we expect this trend may continue as companies attempt to strengthen or hold their market positions in a highly competitive and evolving industry. Consolidation by our competitors would give them increased scale and may enhance their capacity, abilities, and resources and lower their cost structure, causing us to be at a competitive disadvantage. If we lose market share or are not able to successfully attract third-party owners and franchisees to our brands as a result of this consolidation, our results of operations, cash flow, business, and overall financial condition could be materially adversely affected.
Significant increases in the volume of sales made through third-party internet travel intermediaries could have an adverse impact on consumer loyalty to our brand and could negatively affect our revenues and profits.
We expect to continue to derive most of our business from our direct channels of distribution, including our digital platforms. However, consumers worldwide routinely use internet travel intermediaries such as Expedia.com, Priceline.com, Booking.com, Travelocity.com, and Orbitz.com, as well as lesser-known online travel service providers, to book travel. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Some of these intermediaries are attempting to increase the importance of generic quality indicators, such as "four-star downtown hotel," at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservation systems rather than to our brands. Some of these intermediaries have launched their own loyalty programs to further develop loyalties to their reservation systems. In addition, these intermediaries typically obtain higher commissions or other potentially significant contract concessions, increasing the overall cost of these third-party distribution channels. If the volume of sales made through internet travel intermediaries continues to increase, consumers may develop stronger loyalties to these intermediaries rather than to our brands, our distribution costs could increase significantly, and our business revenues and profits could be harmed.
If we are unable to establish and maintain key distribution arrangements for our properties or hospitality-related businesses, the demand for our rooms, hospitality-related services, and revenues could decrease.
The rooms at hotels and resorts that we manage, franchise, own, or lease may be booked through third-party internet travel intermediaries and online travel service providers. We also engage third-party intermediaries, including travel agencies and meeting and event management companies, who collect fees by charging our hotels and resorts a commission on room revenues. A failure by our distributors to attract or retain their customer bases could lower demand for hotel rooms and, in turn, reduce our revenues. In addition, some of our distribution agreements are not exclusive, are short term, are terminable at will, or are subject to early termination provisions. The loss of distributors, increased distribution costs, or the renewal of distribution agreements on less favorable terms could adversely impact our business.
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
We compete for guests, customers, management and hotel services agreements, franchise agreements, and residential and vacation units based on a variety of factors.
We compete for guests at hotels and resorts and for customers of our services and paid vacation program, based primarily on brand name recognition and reputation, location, customer satisfaction, room rates, quality of service, amenities, quality of accommodations, security, our cancellation policy, the ability to earn and redeem loyalty program points, and access preferred rate hotel inventory.
We compete for management and hotel services agreements based primarily on the value and quality of our management and hotel services, our brand name recognition and reputation, the level of our management fees, room rate expectations, the cost of our system-wide services, the terms of our management and hotel services agreements, including compared to the terms our competitors offer, and the economic advantages to the property owner of retaining our management and hotel services and using our brand name. We compete for franchise agreements primarily based on brand name recognition and reputation, the room rate that can be realized, the cost of our system-wide services, and the royalty fees charged. Other competitive factors for management and hotel services agreements and franchise agreements are relationships with property owners and investors, availability and affordability of financing, marketing support, loyalty programs, reservation and e-commerce system capacity and efficiency, distribution channels, limitations on the expansion of one or more of our brands in certain geographic areas due to restrictions previously agreed to in order to secure management and franchise opportunities, and the ability to provide capital that may be necessary to obtain management and hotel services agreements and franchise agreements.
The residential and vacation units which we manage, own, or to which we provide services or license our trademarks compete with other properties principally on the basis of location, quality of accommodations, price, financing terms, quality of service, terms of property use, opportunity to exchange for time at other vacation properties, as applicable, and brand name recognition and reputation. In addition, our residential units compete with peer-to-peer inventory sources that allow travelers to book stays on websites that facilitate the short-term rental of homes and apartments from owners, such as Airbnb, Vrbo, and Vacasa, and residential projects affiliated with branded hospitality companies. Our vacation ownership business also competes with national and independent vacation ownership club operators and owners reselling their interests in these properties, which could reduce demand or prices for new vacation units.

Operational Risks
The risks of doing business internationally, or in a particular country or region, could lower our revenues, increase our costs, reduce our profits, or disrupt our business.
Our operations outside the United States represented approximately 24% of our revenues for the year ended December 31, 2023. Our properties outside of the United States represent approximately 51% of the rooms in our system-wide inventory at December 31, 2023. Over the long term, we expect our international operations may account for an increasing portion of our total revenues and rooms.
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
The World of Hyatt loyalty program is a platform for engagement with our most loyal guests, providing increased benefits and recognition as they continue to engage with Hyatt. We believe World of Hyatt will continue to develop loyalty by fostering personal relationships and creating emotional connections that inspire brand preference. The success of our business depends in part on attracting new consumers, enhancing digital platforms that are preferred by guests, and driving continued participation in the loyalty program. If guests, third-party owners, or franchisees do not accept the loyalty platform or if we are unable to operate the loyalty program successfully, our business could be adversely impacted. Further, our digital platforms are focused on driving outstanding guest experiences that differentiate Hyatt and drive revenue through direct bookings but may not deliver all or part of the expected benefits. If our digital platforms do not evolve in a way that is able to adapt to future technology or keep pace with changes in consumer preferences, our hotel performance could become increasingly challenged.
In addition, we continue to identify ways in which the World of Hyatt loyalty program and the Unlimited Vacation Club paid membership program will continue to offer added value and unique benefits to World of Hyatt members and Unlimited Vacation Club members. The expected benefits and added value from the two programs, however, may take longer to realize, or may require additional resources than originally expected, which could adversely affect our relationships with guests, customers, Unlimited Vacation Club members, and third-party owners or franchisees, as well as our business, financial condition, or results of operations.
The Unlimited Vacation Club is a paid membership program that is dependent on offering preferred rate hotel inventory, and access to key sales locations, including on-site sale opportunities and could be negatively impacted by lack of resort inventory, member terminations, or a failure to collect membership fees.
Unlimited Vacation Club memberships are sold onsite at ALG resorts and other select locations, and the failure to maintain good relationships with third-party owners to continue selling Unlimited Vacation Club memberships onsite and negotiate other favorable sales locations could have a material adverse effect on the success and future growth of the Unlimited Vacation Club membership program. In addition, if future sales efforts are not successful, if third-party owners do not accept the Unlimited Vacation Club membership program, or if we are unable to operate the program successfully, our business could be adversely impacted.
Unlimited Vacation Club memberships are generally long-term in nature with membership fees being paid either upfront or collected over time and are subject to certain termination rights. If new members are not enrolled, memberships are not renewed, memberships are canceled, or we are unable to timely collect membership fees, our business, financial condition, or results of operations could be negatively impacted.
Adverse incidents at, or adverse publicity concerning, our hotels or businesses or our corporate responsibilities could harm our brands and reputation, as well as adversely affect our market share, business, financial condition, or results of operations.
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
Additionally, our reputation could be harmed if we fail, or are perceived to fail, to comply with various regulatory requirements or if we fail to act responsibly or are perceived as not acting responsibly in a number of areas such as health, safety and security; data security; diversity and inclusion; group events with controversial groups or speakers; sustainability; responsible tourism; environmental stewardship; supply chain management; climate change; human rights; geopolitical crises; philanthropy and support for local communities; and corporate governance. We manage a broad range of corporate responsibility matters, taking into consideration their expected impact on the sustainability of our business over time, and the potential impact of our business on society and the environment. Despite our efforts, consumer travel preferences may shift due to sustainability-related concerns or costs. In addition, stakeholder expectations regarding such matters are evolving, and we may experience engagement from stakeholders of differing views on these matters. Adverse incidents with respect to our corporate responsibility efforts could impact the value of our brands or our reputation, the cost of our operations, and relationships with investors and stakeholders, all of which could adversely affect our business and results of operations.
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
Management and Hotel Services, Franchising, Ownership, Development, and Financing Risks
If we are unable to maintain good relationships with third-party owners and franchisees and/or if we terminate agreements with defaulting third-party owners and franchisees, our revenues could decrease and we may be unable to maintain or expand our presence.
We earn fees for the provision of management, franchising, and hotel services to hotels and other properties and expect franchise ownership to continue to increase over time. The viability of our management and franchising business depends on our ability to establish and maintain good relationships with third-party owners and franchisees. Third-party developers, property owners, and franchisees are focused on maximizing the value of their investment and working with a management company or franchisor that can help them be successful. The effectiveness of our management, the value of our brands, and the rapport we maintain with our third-party owners and franchisees impact renewals of existing agreements and are also important factors for existing or new third-party owners or franchisees considering doing business with us. Our relationships with these third parties generate additional management and hotel services agreement and franchise agreement expansion opportunities that support our growth. As such, if we are unable to maintain good relationships with these third parties, our revenues could decrease or we may be unable to maintain or expand our presence. In addition, if third-party owners or franchisees breach the terms of our agreements with them, we may elect to exercise our termination rights, which would eliminate our revenues from these properties and cause us to incur expenses related to terminating these relationships. These risks become more pronounced during economic downturns.
Contractual and other disagreements with third-party owners or franchisees could make us liable to them or result in litigation costs or other expenses, which could lower our profits.
Our management and hotel services agreements and franchise agreements require us and third-party owners or franchisees to comply with operational and performance conditions that are subject to interpretation and could result in disagreements. Additionally, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties like us, which means, among other things, that property owners may assert the right to terminate management and hotel services agreements even where the agreements do not expressly provide for termination. In the event of any such termination, we may need to enforce our right to damages or negotiate damages that may not equal expected profitability over the term of the agreement.
We generally seek to resolve any disagreements with our third-party owners or franchisees amicably. Formal dispute resolution occurs through arbitration, if provided under the applicable management and hotel services agreement or franchise agreement, or through litigation. We cannot predict the outcome of any such arbitration or litigation, the effect of any adverse judgment of a court or arbitrator against us, or the amount of any settlement we may enter into with any third party.
If our management and hotel services agreements or franchise agreements terminate prematurely or we elect to make cure payments due to failures to meet performance tests or upon the occurrence of other stated events, our revenues could decrease and our costs could increase.
Our management and hotel services agreements and franchise agreements may terminate prematurely in certain cases. Some of our management and hotel services agreements provide early termination rights to owners of the hotels we manage upon the occurrence of a stated event, such as the sale of the hotel or our failure to meet a specified performance test, and some of our management and hotel services agreements grant hotel owners the right to terminate the agreement and convert the hotel to a Hyatt franchise.
Generally, termination rights under performance tests are based on the property's individual performance, its performance when compared to a specified set of competitive hotels branded by other hotel operators, or both. Some agreements require a failure of one test, and other agreements require a failure of more than one test, before termination rights are triggered. These termination rights are usually triggered if we do not meet the performance tests over multiple years. Generally, we have the option to cure performance failures by making an agreed-upon cure payment. However, our cure rights may be limited, and the failure to meet the performance tests may result in the termination of our management and hotel services agreement. In the past, we have (1) failed performance tests, received notices of termination, and elected to make cure payments, (2) failed performance tests and negotiated an alternative resolution, and (3) failed performance tests and elected not to make a cure payment. When any termination notice is received, we evaluate all relevant facts and circumstances at the time in deciding whether to cure. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements" for more information related to performance test payments. In addition, some of our management and hotel services agreements give third-party owners the right to terminate upon payment of a termination fee to us after a certain period of time, upon sale of the property, or another stated event. Our franchise agreements typically require franchisees to pay a fee to us before terminating. In addition, if an owner files for bankruptcy, our management and hotel services agreements and franchise agreements may be terminable under applicable law. If a management and hotel services agreement or franchise agreement terminates, we would lose the revenues we derive from that agreement and could incur costs related to ending our relationship with the third party and exiting the property.
Our growth strategy depends on attracting third-party owners and franchisees to our platform, and future arrangements with these third parties may be less favorable to us, depending on the terms offered by our competitors.
Our growth strategy includes entering into and maintaining various arrangements with property owners. The terms of our management and hotel services agreements and franchise agreements are influenced by contract terms offered by our competitors, among other things. We cannot assure you that any of our current arrangements will continue or that we will be able to enter into future arrangements, renew agreements, or enter into new agreements in the future on terms that are as favorable to us as those that exist today.
Some of our existing development pipeline may not be developed into new hotels or may not open on the anticipated timeline, which could materially adversely affect our growth prospects.
At December 31, 2023, our executed contract base consisted of approximately 650 hotels, or approximately 127,000 rooms. The commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, obtaining governmental and regulatory approvals and adequate financing. As a result, we cannot assure you that our entire development pipeline will be completed and developed into new hotels or that those hotels will open when anticipated, which may impact our net rooms growth. We also cannot assure you that consumer demand will meet the new supply as hotels open. The current macroeconomic environment and rising interest rates have resulted in, and could continue to result in, difficulties for certain hotel owners and franchisees to obtain commercially viable financing, which may negatively impact our future development pipeline.
If we or our third-party owners or franchisees are not able to maintain our current brand standards or we are not able to develop new initiatives, including new brands, successfully, our business and profitability could be harmed.
We manage and franchise properties owned by third parties under the terms of management and hotel services agreements and franchise agreements and expect franchise ownership to continue to increase significantly over time. These agreements require third-party owners or franchisees to comply with standards that are essential to maintaining our brand integrity and reputation. We depend on third-party owners or franchisees to comply with these requirements by maintaining and improving properties through investments, including investments in furniture, fixtures, amenities, and personnel. If our third-party owners or franchisees fail to make investments necessary to maintain or improve the properties we manage, franchise, or provide services to, our brand preference and reputation could suffer. Moreover, third-party owners or franchisees may be unwilling or unable to incur the cost of complying with brand standards for new and existing brands as such brands may evolve from time to time. This could result in poor hotel performance, cause us to absorb costs to ensure that brand standards come to market in a timely fashion, or result in us exerting resources to terminate agreements with such third-party owners or franchisees. Moreover, as we continue to increase our franchised hotel presence, our ability to maintain brand standards may become increasingly challenging.
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
The terms of certain guarantees to hotel owners may require us to fund shortfalls if the hotels do not attain specified levels of operating profit. This guaranteed funding to hotel owners may not be recoverable to us and could lower our profits and reduce our cash flows. Through acquisitions, we acquired certain management and hotel services agreements with performance guarantees based on annual performance levels and with expiration dates between 2027 and 2045. We could be required to make payments, which could be material, pursuant to these guarantees. While neither the cumulative payments to date, nor expected payments, under this and other guarantees have been, or are expected to be, significant to our liquidity, future payments under these performance guarantees may adversely affect our financial performance and results of operations. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements" for more information related to our guarantees.
We are exposed to the risks resulting from significant investments in owned and leased real estate, which could increase our costs, reduce our profits, limit our ability to respond to market conditions, or restrict our growth strategy.
Our proportion of owned and leased properties, compared to the number of properties that we manage, franchise, or provide services to for third-party owners and franchisees, is larger than that of many of our competitors. Real estate ownership and leasing is subject to risks not applicable to managed or franchised properties, which could adversely affect our results of operations, cash flow, business, and overall financial condition, including:
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
As part of our capital strategy, including our additional commitment announced in August 2021 to realize $2.0 billion of proceeds from the sale of owned assets by December 31, 2024, we plan, from time to time, to sell certain properties, subject to a management and hotel services agreement or franchise agreement, with the primary purpose of reinvesting the proceeds to support the growth of our business. As we actively market and look to sell selected properties, general economic conditions, rising interest rates, and/or property-specific issues may negatively affect the value of our properties, prevent us from selling the property on acceptable terms, or prevent us from selling properties within our previously announced timeframe. We cannot guarantee that we will be able to consummate any such sales on commercially reasonable terms or at all, or that we will realize any anticipated benefits from such sales. Real estate investments often cannot be sold quickly. Dispositions of real estate assets can be particularly difficult in a challenging economic environment as financing alternatives are often limited for potential buyers. As a result, economic conditions and rising interest rates may prevent potential purchasers from obtaining financing on acceptable terms, if at all, thereby delaying or preventing our ability to sell the properties selected for disposition. Our inability to sell assets, or to sell such assets at attractive prices, could have an adverse impact on our ability to realize proceeds for reinvestment, return capital to stockholders, repay our debt, and/or execute our long-term strategy. In addition, even if we are successful in consummating sales of selected properties, such dispositions may result in losses.

We may seek to expand our business through acquisitions of and investments in other businesses and properties, or through alliances, and these activities may be unsuccessful or divert our management's attention, and the success of any acquisition will depend, in part, on our ability to integrate the acquisition with our existing operations, including with respect to the implementation of internal controls over financial reporting.
We consider strategic and complementary acquisitions of and investments in other businesses, properties, brands, or other assets as part of our growth strategy. For instance, in 2021, we completed the ALG Acquisition, and in 2023, we completed the acquisitions of Dream Hotel Group's lifestyle hotel brands and management platform and Mr & Mrs Smith's boutique and luxury global travel platform. We may also pursue opportunities in alliance with existing or prospective owners of managed or franchised properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions of or investments in hospitality companies, businesses, properties, brands, or assets, as well as these alliances, are subject to risks that could affect our business, including risks related to:
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
The success of any such acquisitions will also depend, in part, on our ability to integrate the acquisition with our existing operations. The inability to integrate completed acquisitions in an efficient and timely manner could result in reputational harm or have an adverse impact on our results of operations. Integration efforts may also take longer than we anticipate and involve unexpected costs. If we are unable to successfully integrate an acquired business, we may not realize the benefits that were expected at the time of acquisition. We may experience difficulty with integrating acquired businesses, properties, or other assets, including difficulties relating to:
•coordinating sales, distribution, loyalty, membership, and marketing functions;
•the failure to integrate and or interface internal systems, programs, and internal controls;
•the application of different accounting policies, assumptions, or judgments with respect to operational or financial results;
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
Further, we are required to assess the effectiveness of the internal control over financial reporting for companies we acquire pursuant to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"). In order to comply with the Sarbanes-Oxley Act, we will need to implement or enhance internal control over financial reporting at any company we acquire, and we may identify control deficiencies that require remediation as part of our evaluation and testing of internal controls. Companies we acquire may not have had previous public reporting obligations and therefore may not have instituted or evaluated internal controls in the context of the Sarbanes-Oxley Act. Implementing, remediating, or enhancing effective internal controls as part of our integration of acquisitions may be time-consuming, and we may encounter difficulties assimilating or integrating internal controls. We may be required to hire or engage additional resources and incur substantial costs to implement the necessary new internal controls as part of our acquisition activities. Any failure to implement and maintain effective internal control over financial reporting could result in material weaknesses in our internal controls, and could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations which could have an adverse effect on our business, financial condition, results of operations, or stock price.
In addition, as a result of any acquisition activity, we may assume management and hotel services agreements and franchise agreements with terms that are not as favorable as other agreements within our portfolio and may result in loss of business over time. Any such acquisitions, investments, or alliances could also demand significant attention from our management team that would otherwise be available for our regular business operations, which could harm our business.
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
We hold significant amounts of goodwill, intangible assets, property and equipment, and investments. On a regular basis, we evaluate our assets for impairment based on various factors, including actual operating results, trends of projected revenues and profitability, and potential or actual terminations of underlying management and hotel services agreements and franchise agreements. During times of economic distress, declining demand and declining earnings often result in declining asset values. As a result, we have incurred impairment charges, and may incur charges in the future, which could be material and may adversely affect our earnings.
If our third-party owners and franchisees, including our hospitality venture partners, are unable to repay or refinance loans secured by the mortgaged properties, our revenues, profits, and capital resources could be reduced and our business could be harmed.
Many of the properties owned by third parties, franchisees, or our hospitality ventures are pledged as collateral for mortgage loans entered into when such properties were purchased or refinanced. If our third-party owners, franchisees, or our hospitality venture partners are unable to repay or refinance maturing indebtedness on favorable terms or at all, the lenders could declare a default, accelerate the related debt, and repossess the property. Any sales or repossessions could, in certain cases, result in the termination of our management and hotel services agreements or franchise agreements and eliminate anticipated income and cash flows, which could negatively affect our results of operations.
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
The availability of capital or the conditions under which we or our third-party owners, franchisees, or development partners can obtain capital can have a significant impact on the overall level, cost, and pace of future development and therefore, the ability to grow our revenues. The current economic environment has caused credit markets to experience significant disruption severely reducing liquidity and credit availability, and could continue to result in, difficulties for certain third-party owners and franchisees to obtain commercially viable financing. Such disruptions may diminish the ability and desire of existing and potential development partners to access capital necessary to develop properties. Our ability to access additional capital could also be limited by the terms of our revolving credit facility, our outstanding notes, bonds, or other indebtedness we may incur, which restricts or may restrict our ability to incur debt under certain circumstances. Additionally, if one or more of the financial institutions that support our revolving credit facility fail, we may not be able to find a replacement, which would reduce the availability of funds that we can borrow under the facility.
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
At times, we make loans to our third-party owners, franchisees, or hospitality venture partners, and in other circumstances, we may provide senior secured financing or subordinated forms of financing to third-party owners or franchisees. We could suffer losses if third-party owners or franchisees default on loans we provide. Additionally, we may provide financial guarantees to third-party lenders related to the timely repayment of all or a portion of the associated debt on certain properties. The guarantees may be for the full amount of the debt or may be limited to a portion of the debt. We typically obtain reimbursement agreements from our hospitality venture partners or other third parties with the intent to limit our exposure to our share of the debt. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 6 to our Consolidated Financial Statements" for more information related to our loans and other financing arrangements and "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements" for more information related to our guarantees.
We are exposed to counterparty and credit risk and fluctuations in the market values of our investment portfolio.
Cash balances not required to fund our daily operating activities are invested in interest-bearing investments with a greater focus placed on capital preservation than on investment return. The majority of our cash and cash equivalent balances are held on deposit with high quality financial institutions that hold long-term ratings of at least BBB or Baa from S&P Global ("S&P") or Moody's Investors Service, Inc. ("Moody's"), respectively, and in AAA-rated money market funds. As such, we are exposed to counterparty risk on our cash and cash equivalent balances. We also have established investment accounts for purposes of investing portions of cash resources for the World of Hyatt loyalty program, certain benefit programs, and our captive insurance company. Although we have not recognized any significant losses to date on these investments, any significant declines in their market values could materially adversely affect our financial condition and results. Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk, or other factors. As a result, the value and liquidity of our investments could decline and result in impairments, which could materially adversely affect our financial condition and results of operations.

Technology and Information Systems Risks
Cyber risk and the failure to maintain the availability or security of our systems or customer, colleague, or Company data could adversely affect our business, harm our reputation, and/or subject us to costs, fines, penalties, investigations, enforcement actions, or lawsuits.
We collect, use, and retain large volumes of customer data, including payment card numbers and other personal information for business, marketing, and other purposes, and our various information technology systems capture, process, summarize, and report such data. We also maintain personal information and other data about our colleagues, as well as other forms of proprietary business information such as trade secrets. We store and process such customer, colleague, and Company data both at onsite facilities and at third-party owned facilities including, for example, in third-party hosted cloud environments. We also rely on the availability of information technology systems to operate our business, including communications; reservations; digital platforms, including the loyalty program and paid membership program; guest services; payments; and other general operations. The availability and protection of customer, member, colleague, and Company data, as well as the continuous operation of our systems, are critical to our business. Our customers and colleagues expect that we, as well as our third-party owners, franchisees, licensees, hospitality venture partners, and service providers, will adequately protect their personal information and that our services will be continuously available.
The regulations and contractual obligations applicable to security and privacy are increasingly demanding, both in the United States and in other jurisdictions where we operate, and cyber threat actors regularly target the hospitality industry, including our business. In addition, the scope and complexity of the cyber-threat landscape could affect our ability to adapt to and comply with changing regulatory obligations and expectations. Because of the scope and complexity of our information technology structure, our reliance on third party hardware, software, and services to support and protect our structure and data, and the constantly evolving cyber-threat landscape, our systems are vulnerable to disruptions, failures, unauthorized access, cyber-terrorism, adverse action by state actors, malfeasance by insiders, human error, negligence, fraud, or other misuse. Moreover, our systems, colleagues, and customers have been, and we expect will continue to be, targeted by social engineering attacks or account takeover tactics that may, among other things, aim to obtain funds or information fraudulently. These or similar occurrences, whether accidental or intentional, have in the past, and could in the future, result in an interruption in the operation of our systems or theft, unauthorized access, disclosure, destruction, encryption by ransomware, loss, and fraudulent or unlawful use of customer, colleague, or Company data, all of which has in the past, and could in the future, impact our business, result in operational interruptions, inefficiencies or loss of business, create negative publicity, cause harm to our reputation, or subject us to remedial and other costs, fines, penalties, investigations, enforcement actions, or lawsuits. Additionally, we increasingly rely on third-party owners, franchisees, licensees, and hospitality venture partners who operate their own networks and systems and engage with their own service providers, and a security incident involving such networks or systems could lead to an interruption in, or other adverse effects on, our business, resulting in operational inefficiencies, potential exposure to fines or litigation, or loss of business, and negative publicity and reputational harm.
In addition, we may be subject to data risks and cybersecurity vulnerabilities as part of acquisition activities. Our due diligence and post-acquisition assessments of an acquiree's cybersecurity controls and procedures and information technology systems may not be sufficient to detect current or prior security incidents that have not yet been detected or to identify security measures that are not sufficient to appropriately address security risks to data and business continuity. Any such security incidents may pose material cybersecurity risks, including risks of theft, unauthorized access, disclosure, loss, and fraudulent use of customer colleague, or Company data.
We have previously detected and disclosed prior incidents involving cyber threat actors who have attacked our systems, as well as those operated by third-parties. We expect ongoing attempts to gain access to our systems and those operated by our third-party owners, franchisees, licensees, hospitality venture partners, and vendors. We also may be victims of current or future software supply-chain incidents, even if those incidents are not directly targeted at Hyatt. We continue to use an evolving privacy and security risk management framework utilizing risk assessments to identify priorities for enhancements and security updates. While we implement security measures designed to safeguard our systems and data and have business continuity measures, and intend to continue implementing additional measures in the future, our implementation efforts may be incomplete or our measures may not be sufficient or timely enough to maintain the confidentiality, security, or availability of the data we collect, store, and use to operate our business. We work to continuously evaluate our security posture throughout our business and make changes to our operating processes and improve our defenses. Nonetheless, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with, or effective in protecting our systems and information. Attackers are also increasingly sophisticated and using techniques and tools, including artificial intelligence ("AI"), that can circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our systems, information, or business. Furthermore, although we carry cyber insurance that is designed to protect us against certain losses related to cyber risks, that insurance coverage may not be sufficient or available to cover all expenses or other losses that may occur, such as brand and reputational damage, loss of customers, loss of business partners, regulatory investigations, penalties and fines, legal claims brought by customers or employees, significant system or data restoration, remediation or compliance costs, and/or other liabilities that may arise in connection with cyberattacks, security compromises, and other related incidents. Any future occurrences could result in costs and business impacts that may not be covered or may be in excess of any available insurance that we, or our third-party owners, franchisees, licensees, or hospitality venture partners, may have arranged. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all. As a result, future incidents could have a material impact on our business and adversely affect our financial condition and results of operations.
Information technology system failures, delays in the operation of our information technology systems, or system enhancement failures could reduce our revenues and profits and harm the reputation of our brands and our business.
Our success depends on the efficient and uninterrupted operation of our information technology systems and technology services delivered to Hyatt by third-party or cloud providers. For example, we depend on our central reservation system, which allows bookings by hotels directly, via telephone through our global care centers, by travel agents, through our digital platforms, and through online reservations agencies. Beginning in 2024, we will migrate to a new central reservation system, which we expect to be able to facilitate a more efficient booking process for our hotels; however, we may experience delays or system interruptions in connection with the migration over the course of 2024. Integration of complex systems and technology presents significant challenges in terms of costs, human resources, and development of effective internal controls. Integration of a third-party system also presents the risk of operational or security inadequacy or interruption, which could materially affect our ability to effectively operate our business. In addition, we depend on information technology to run our day-to-day operations, including, among others, hotel services and amenities such as guest check-in and check-out, housekeeping and room service, and systems for tracking and reporting our financial results and the financial results of our hotels.
Our information technology systems and technology services delivered to Hyatt by third-party or cloud providers are vulnerable to damage or interruption from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, the exploitation of security "bugs," misconfigurations and critical vulnerabilities, break-ins, and similar events. The occurrence of any of these natural or man-made disasters or unanticipated problems at any of our information technology facilities or any of our global care centers or at our third-party or cloud providers could cause interruptions or delays in our business, loss of data, or render us unable to process reservations.
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
We incorporate AI solutions into our information systems, offerings, services, and features, and these solutions, and possible future generative AI solutions, may become more important in our operations over time. The ever-increasing use and evolution of technology, including cloud-based computing and AI, creates opportunities for the potential loss or misuse of personal data that forms part of any data set and was collected, used, stored, or transferred to run our business, and unintentional dissemination or intentional destruction of confidential information stored in our or our third party providers' systems, portable media, or storage devices, which may result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. If the content, analyses, or recommendations that AI programs assist in producing are or are alleged to be deficient, misleading, inaccurate, or biased, our business, financial condition, and results of operations and our reputation may be adversely affected. AI programs may be costly and require significant expertise to develop, may be difficult to set up and manage, and require periodic upgrades. There is also a risk that we may not have access to the technology and qualified AI personnel resources to adequately incorporate ongoing advancements into our AI initiatives, including access to the licensing of key intellectual property from third parties. Our competitors or other third parties may incorporate AI into their offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Our competition may have access to greater financial and technological resources, giving them a competitive advantage in recruiting, motivating, and retaining sought-after AI professionals. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

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
The terms of the indenture governing our Senior Notes, as defined in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes," and those of our revolving credit facility subject us to the following:
•a risk that cash flows from operations will be insufficient to meet required payments of principal and interest;
•restrictive covenants, including covenants related to maintaining certain financial ratios; and
•the risk that any additional increases in benchmark rates by the U.S. Federal Reserve and other international central banks, as occurred in 2023, will result in higher interest rates applicable to our fluctuating rate indebtedness, including borrowings under our revolving credit facility, which in turn could reduce our cash flows available for other corporate purposes, including investments in our portfolio, limit our ability to refinance existing debt when it matures, or increase interest costs on any debt that is refinanced.
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
Although we anticipate we will be able to repay or refinance our existing indebtedness when it matures, there can be no assurance we will be able to do so, or that the terms of such refinancing will be favorable. Similarly, although we do not expect changes in interest rates to have a material effect on income or cash flows in 2024, primarily due to our current limited reliance on borrowings tied to fluctuating rates, there can be no assurance that interest rates will not increase significantly from current levels.
A substantial decrease in operating cash flows or consolidated EBITDA as defined in our revolving credit facility, or a substantial increase in our expenses may make it difficult for us to meet our existing debt service requirements and restrictive covenants. As a result, we could be forced to sell assets and/or modify our operations. Our existing leverage may also impair our ability to obtain additional financing for acquisitions, working capital, capital expenditures, or other purposes, if necessary, or require us to accept terms otherwise unfavorable to us.
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
Our businesses, properties, and colleagues are subject to a variety of laws and regulations around the globe. Generally, these laws and regulations address our sales and marketing and advertising efforts, our handling of privacy issues and customer data, our anti-corruption efforts, our ability to obtain licenses for business operations such as sales of food and liquor, and matters relating to immigration, the environment, health and safety, health care, gaming, competition, and trade, among other things. Regulations related to our Unlimited Vacation Club business varies by jurisdictions and future regulations or changes to existing regulations may affect the business and the growth prospects of the Unlimited Vacation Club paid membership program.
Our collection and use of personal data are governed by privacy laws and regulations, and privacy law is an area that changes often and varies significantly by jurisdiction. Increasingly, there is potential for increased exposure to fines, penalties, and civil judgments as a result of privacy regulations. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our properties and services to our guests.
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
Vacation Units
Our licensed vacation units are subject to extensive state regulation in both the state in which the property is located and the states in which the property is marketed and sold. Marketing for these properties is also subject to federal regulation of certain marketing practices, including federal telemarketing regulations.
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
If we, our hospitality ventures, or our third-party owners and franchisees fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm, incarceration of our colleagues, or restrictions on our operation or ownership of hotels and other properties, including the termination of our management, franchise, and ownership rights. These restrictions could increase our costs of operations, reduce our profits, or cause us to forgo development opportunities that would otherwise support our growth.
Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.
In the normal course of our business, we are often involved in various legal proceedings. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, there could be a material adverse effect on our financial condition and results of operations. Additionally, we could become the subject of future claims by third parties, including current or former third-party owners or franchisees, guests who use our properties, our employees, our investors, or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third-party indemnity if such third parties fail to fulfill their contractual obligations.

Changes in federal, state, local, or foreign tax law, interpretations of existing tax law, or agreements or disputes with tax authorities could affect our profitability and financial condition by increasing our tax costs.
Our global operations subject us to income taxes (e.g., corporate income, withholding, and other taxes in lieu of corporate income tax) and non-income taxes (e.g., sales, use, value added, goods and services, payroll, property, and franchise taxes in numerous jurisdictions). Our future tax expenses and liabilities could be affected by changes in tax laws or the interpretation of the tax laws, as well as changes in our business operations. Our future tax expenses could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes to our transfer pricing methodologies, changes in the valuation of our deferred tax assets and liabilities, including net operating losses, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, the U.S. federal, state, local, and foreign governments make substantive changes to tax rules and the application thereof.
The Organization for Economic Cooperation and Development ("OECD") introduced Base Erosion and Profit Shifting Pillar Two rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax by January 1, 2025. We do not expect a material impact to our effective tax rate or cash flows based on currently enacted legislation and will continue to closely monitor evolving legislation and guidance that could change our current assessment.
Furthermore, the Inflation Reduction Act of 2022 was enacted in August 2022 and imposed a 15% minimum corporate income tax on certain corporations and a 1% U.S. federal excise tax on certain stock buybacks and similar corporate actions. Legislative and tax treaty changes and the interpretation thereof could result in materially higher corporate taxes than would be incurred under existing or prior tax law or interpretation and could adversely impact profitability. As tax authorities increase their efforts to increase revenue, changes in tax laws and the frequency of tax audits could increase our future tax liabilities.
We are subject to ongoing and periodic audits by the Internal Revenue Service ("IRS") and various state, local, and foreign tax authorities and currently are engaged in disputes with certain of such tax authorities. We are a party to certain agreements with tax authorities that reduce or defer the amount of tax we pay. The ultimate results of these agreements, or the expiration of such agreements, or changes in circumstances or in the interpretation of such agreements, could increase our tax costs. We believe we have established adequate reserves for potential tax liabilities, but the final amount of taxes, interest and penalties, in connection with any tax audit, could exceed the amount of such reserves, which could reduce our profits and cash position.
Negotiations of collective bargaining agreements, attempts by labor organizations to organize additional groups of our colleagues, or changes in labor laws could disrupt our operations, increase our labor costs, or interfere with the ability of our management to focus on executing our business strategies.
Certain of our properties are subject to collective bargaining agreements, similar agreements, or regulations enforced by governmental authorities. If relationships with our colleagues, other field personnel, or the unions that represent them become adverse, the properties we manage, own, or lease could experience labor disruptions such as strikes, lockouts, and public demonstrations. Labor disruptions, which are generally more likely when collective bargaining agreements are being renegotiated, could harm our relationship with our colleagues or cause us to lose guests. Further, adverse publicity in the marketplace related to union messaging could further harm our reputation and reduce customer demand for our services. Labor regulation, including minimum wage legislation, could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs, and limitations on our ability or the ability of our third-party owners and franchisees to take cost saving measures during economic downturns. Collective bargaining agreements may also limit our ability to make timely staffing or labor changes in response to declining revenues.
We and our third-party owners and franchisees may also become subject to additional collective bargaining agreements in the future. Potential changes in the federal regulatory scheme could make it easier for unions to organize groups of our colleagues. If such changes take effect, more of our colleagues or other field personnel could be subject to increased organizational efforts, which could potentially lead to disruptions or require more of our management's time to address unionization issues. These or similar agreements, legislation, or changes in regulations could disrupt our operations, hinder our ability to cross-train and cross-promote our colleagues due to prescribed work rules and job classifications, reduce our profitability, or interfere with the ability of our management to focus on executing our business strategies.
Our franchisees and their hotel operators also currently may be or may become subject to collective bargaining agreements. Labor disruptions, labor regulation, and negotiation of labor agreements may be disruptive to a franchisee's operations which could impact our franchise fee revenues or harm our reputation. We do not participate in the negotiations of collective bargaining agreements covering unionized labor employed by third-party owners and franchisees.

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
In addition, we may be required to indemnify third-party owners and franchisees of the hotels we manage, franchise, or provide services to for any losses they incur as a result of any such third-party infringement claims. Any necessary royalty or licensing agreements may not be available to us on acceptable terms. Any costs, lost revenues, changes to our business, or management attention related to intellectual property claims against us, whether successful or not, could impact our business.
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
Other laws and regulations require us to manage, abate, or remove materials containing hazardous substances such as mold, lead, or asbestos during demolitions, renovations, or remodeling at properties that we manage, own, lease, or develop or to obtain permits for certain of our equipment or operations. The costs of such management, abatement, removal, or permitting could be substantial. Further, we may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with one or more of our properties. Complying with these laws and regulations, or addressing violations arising under them, could increase our environmental costs and liabilities, reduce our profits, or limit our ability to run our business. The identification of new areas of contamination, a change in the extent or known scope of contamination, a change in cleanup requirements, or the adoption of new requirements governing our operations could have a material adverse effect on our results of operations, financial condition, and business.
In addition, existing environmental laws and regulations may be revised or reinterpreted or new more stringent laws and regulations related to global climate change, air quality, or other environmental, health, and safety concerns may be adopted or become applicable to us. For example, compliance with future corporate responsibility and other climate-related legislation and regulation, and our efforts to achieve science-based emissions reduction targets, could be difficult and costly. As a result, we may experience significant increased operating and compliance costs, and operating disruptions or limitations, which could adversely affect our results of operations, financial condition, and business.
If the insurance that we, our third-party owners, hospitality ventures, franchisees, or licensees carry does not sufficiently cover damage or other potential losses or liabilities involving properties that we own, lease, manage, or franchise, our profits could be reduced.
We, our third-party owners, hospitality ventures, franchisees, and licensees carry insurance from solvent insurance carriers that we believe is adequate for foreseeable losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we, our third-party owners, hospitality ventures, franchisees, or licensees can obtain or restrict our ability, our third-party owners', our hospitality ventures', our franchisees', or our licensees' ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we, our third-party owners, hospitality ventures, franchisees, or licensees carry may not be sufficient to pay the full value of our financial obligations, our liabilities, or the replacement cost of any lost investment or property loss. In addition, there are other risks or losses that may fall outside of the general coverage limits of our policies, may be uninsurable, or for which the cost of insurance is too expensive to justify. In some cases, these factors could result in certain losses being completely uninsured. As a result, we could lose some or all of the capital we have invested in a property as well as the anticipated future revenues, profits, management fees, franchise fees, or license fees from the property; we could remain obligated for performance guarantees in favor of third-party owners and franchisees or for their debt or other financial obligations; we could suffer an uninsured or underinsured property loss; or we may not have sufficient insurance to cover awards or damages resulting from our liabilities. If the insurance that we, our third-party owners, hospitality ventures, franchisees, or licensees carry does not sufficiently cover damages or other losses or liabilities, our profits could be adversely affected.
The Iran Threat Reduction and Syria Human Rights Act of 2012 could result in investigations by the U.S. Government against our Company and could harm our reputation and brands.
The Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRSHR Act") expanded sanctions against Iran and Syria. In addition, the ITRSHR Act instituted disclosure requirements in annual and quarterly reports for public companies engaged in, or affiliated with an entity engaged in certain activities involving the Government of Iran, involving other entities and persons targeted under certain OFAC sanctions, or otherwise involving specified activities under the ITRSHR Act. A company subject to Section 219 of the ITRSHR Act must make detailed disclosures about certain activities knowingly conducted by it or any of its affiliates. We did not identify any 2023 activities required to be disclosed. In the event Hyatt were to engage in certain activities that are subject to disclosure pursuant to Section 219 of the ITRSHR Act and Section 13(r) of the Exchange Act, we would be required to separately file, concurrently with any ITRSHR Act disclosure, a notice to the SEC that such activities were disclosed in our quarterly or annual report filings, which notice must also contain the information required by Section 13(r) of the Exchange Act. The SEC is required to post this notice of disclosure on its website and send the report to the President and certain Congressional committees. The President thereafter is required to initiate an investigation and, within

180 days of initiating such an investigation, to determine whether sanctions should be imposed on the Company. Disclosure of such activities, even if they are not subject to sanctions under applicable law, and any sanction actually imposed on us or our affiliates as a result of these activities, could harm our reputation and brands and have a negative impact on our results of operations.
Risks Related to Share Ownership and Other Stockholder Matters
Our stock price has been and could be volatile in the future, and holders of Class A common stock may not be able to resell shares at or above the price paid.
The stock market in general, and hospitality companies in particular, including us, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the underlying businesses. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, companies that own or lease a greater proportion of properties have at times experienced disproportionate volatility and price and volume fluctuations, and we expect this dynamic could continue. These broad market and industry factors may seriously harm the market price of our Class A common stock, regardless of our actual operating performance.
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
Our Class B common stock is entitled to ten votes per share and our Class A common stock is entitled to one vote per share. At January 31, 2024, Pritzker family business interests beneficially own, in the aggregate, 56,176,207 shares, or approximately 96.1%, of our Class B common stock, and 603,343 shares, or approximately 1.4%, of Class A common stock, representing approximately 55.2% of the outstanding shares of our common stock and approximately 89.4% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation, or sale of all or substantially all of our assets and any other significant transaction. While the voting agreements are in effect, they may provide our board of directors with the effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. This concentrated control will limit your ability to influence corporate matters, and the interests of Pritzker family business interests may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. See also "—Voting agreements entered into with or among our major stockholders, including Pritzker family business interests, will result in a substantial number of our shares being voted consistent with the recommendation of our board of directors, and may limit your ability to influence the election of directors and other matters submitted to stockholders for approval."

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
Pritzker family business interests, which beneficially own at January 31, 2024, directly or indirectly, 56,779,550 shares, or 55.2% of our total outstanding common stock and control approximately 89.4% of our total voting power, have entered into a voting agreement with respect to all shares of common stock beneficially owned by Pritzker family business interests. During the term of the voting agreement, which expires on the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by non-Pritzker family business interests, Pritzker family business interests have agreed to vote their shares of our common stock consistent with the recommendation of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). In addition, at January 31, 2024, the stockholders party to the 2007 Stockholder's Agreement beneficially own, in the aggregate, approximately 3.9% of our outstanding Class B common stock, representing approximately 3.6% of the total voting power of our outstanding common stock. Pursuant to the 2007 Stockholder's Agreement, the stockholders party thereto have entered into a voting agreement with us, with respect to the shares of common stock that they beneficially own, and have agreed to vote their shares of common stock consistent with the recommendation of our board of directors, without any separate requirement that our independent directors agree with the recommendation. These voting agreements expire on the date that Thomas J. Pritzker is no longer chairman of our board of directors. See Part I, Item 1, "Business—Stockholder Agreements."
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
Future sales in the public market of Class A common stock issuable upon conversion of Class B common stock, or the perception in the market that the holders of a large number of shares of Class B common stock intend to sell shares, could reduce the market price of our Class A common stock. At January 31, 2024, we had 44,454,660 shares of Class A common stock outstanding and 58,446,602 shares of Class B common stock outstanding.
At January 31, 2024, 44,450,764 shares of Class A common stock are freely tradable in the public market without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act") unless these shares are held by any of our "affiliates," as that term is defined in Rule 144 under the Securities Act ("Rule 144"). The remaining 3,896 outstanding shares of Class A common stock and 58,446,602 outstanding shares of Class B common stock are deemed "restricted securities," as that term is defined in Rule 144. Restricted securities may be sold in the public market only if they are registered under the Securities Act or they qualify for an exemption from registration under Rule 144 or Rule 701 under the Securities Act ("Rule 701"). Of these restricted securities, 2,270,395 shares of Class B common stock are held by stockholders party to the 2007 Stockholders' Agreement and are otherwise eligible to be sold at any time, subject to the applicable rights of first refusal, "drag along" rights and other restrictions contained in the 2007 Stockholders' Agreement. See Part I, Item 1, "Business—Stockholder Agreements—2007 Stockholders' Agreement." Another 3,896 shares of Class A common stock that are deemed restricted securities are otherwise eligible to be sold at any time.
The rest of the restricted securities, consisting of 56,176,207 shares of Class B common stock, together with 603,343 shares of Class A common stock previously registered, are subject to contractual lock-up and certain other restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement as described in Part I, Item 1, "Business—Stockholder Agreements." These contractual restrictions may be amended, waived, or terminated by the parties to those agreements in accordance with the terms of such agreements without our consent and without notice; the 25% limitation on sales of our common stock may, with respect to each 12 month period, be increased to a higher percentage or waived entirely by the unanimous affirmative vote of our independent directors (excluding for such purposes any Pritzker). All such shares of Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, will be eligible for resale in compliance with Rule 144 or Rule 701 to the extent the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement or the Amended and Restated Foreign Global Hyatt Agreement, as applicable, are waived or terminated with respect to such shares.
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

Time Period	Number of Shares (1)
During the 12 month period from November 5, 2023 through November 4, 2024	15,346,247
During the 12 month period from November 5, 2024 through November 4, 2025	11,736,456
During the 12 month period from November 5, 2025 through November 4, 2026	6,996,539
During the 12 month period from November 5, 2026 through November 4, 2027	6,419,886
During the 12 month period from November 5, 2027 through November 4, 2028	6,419,886
During the 12 month period from November 5, 2028 through November 4, 2029	6,271,290
During the 12 month period from November 5, 2029 through November 4, 2030	3,255,514
During the 12 month period from November 5, 2030 through November 4, 2031	333,732
(1) The foregoing numbers are based on information at January 31, 2024 and assume that the maximum number of shares permitted to be sold during each period set forth above are, in fact, sold during each such period. To the extent any shares are not sold during the first time period that such shares are eligible to be sold as described above, the number of shares that may be sold in subsequent time periods may change.

In addition, at December 31, 2023, 3,225,215 shares of our Class A common stock were reserved for issuance under the Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (as amended, the "LTIP"). These shares of Class A common stock will become eligible for sale in the public market once those shares are issued or awarded under our LTIP, subject to provisions of various award agreements and Rule 144, as applicable. In addition, 748,087 shares of our Class

A common stock were reserved for issuance under the Hyatt Hotels Corporation Second Amended and Restated Employee Stock Purchase Plan ("ESPP"), 1,169,195 shares of our Class A common stock remained available for issuance pursuant to the Amended and Restated Hyatt Corporation Deferred Compensation Plan ("DCP"), and 300,000 shares of Class A common stock remained available for issuance pursuant to the Hyatt International Hotels Retirement Plan, commonly known as the Field Retirement Plan ("FRP").
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
Holders of 58,446,602 shares of our Class B common stock or 56.8% of our total outstanding shares of common stock at January 31, 2024, including Pritzker family business interests, have rights, subject to certain conditions, to require us to file registration statements registering sales of shares of Class A common stock acquired upon conversion of such Class B common stock or to include sales of such shares of Class A common stock in registration statements that we may file for ourselves or for other stockholders. In order to exercise such registration rights, the holder must be permitted to sell shares of its common stock under applicable lock-up restrictions. See "—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well" and Part I, Item 1, "Business—Stockholder Agreements" for additional information with respect to these lock-up provisions. Subject to compliance with applicable lock-up agreements, shares of Class A common stock sold under the registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of Class A common stock issuable upon conversion of shares of Class B common stock are sold in the public market, such sales could reduce the trading price of our Class A common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with any such registrations other than underwriting discounts.
Following our decision in May 2023 to file a shelf registration statement on Form S-3 pursuant to Rule 415 of the Securities Act, certain stockholders party to the Registration Rights Agreement, dated as of October 12, 2009, among Hyatt and the Pritzker family business interests party thereto, elected to exercise their piggyback registration rights with respect to 9,245,902 shares of Class A common stock issuable upon conversion of shares of Class B common stock. On May 19, 2023, the Company filed an automatic effective shelf registration statement with the SEC to register the resale of such aggregate 9,245,902 shares. In connection with such registration, all other holders of registration rights, including trustees of trusts for the benefit of Thomas J. Pritzker and his lineal descendants, including Jason Pritzker, elected not to exercise their piggyback registration rights.
Subsequent to November 2023, certain trusts for the benefit of Karen L. Pritzker and/or certain of her lineal descendants engaged in sales representing an aggregate of 470,101 shares of Class A common stock issuable upon conversion of shares of Class B common stock. After giving effect to these transactions, as of the date of this filing, 8,775,801 shares of the 9,245,902 shares originally registered for resale on the May 2023 shelf registration statement continue to be eligible to be sold pursuant to the May 2023 shelf registration statement during the 12 month period commencing November 5, 2023 through November 4, 2024 under the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement. Subsequent to November 4, 2024, and assuming no further sales, all of the 9,245,902 shares originally registered for resale on the May 2023 shelf registration statement will continue to be eligible to be sold pursuant to the May 2023 shelf registration statement. Additional shares may be registered on the shelf registration statement in the future as such shares are eligible to be sold in accordance with the registration rights agreements and lock-up restrictions. See "—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well" for additional information with respect to the lock-up provisions.

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
Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior executives. We have entered into employment letter agreements with certain of our senior executives. However, we cannot guarantee that these individuals will remain with us. Finding suitable replacements for our senior executives could be difficult. We currently do not have a life insurance policy or key person insurance policy with respect to any of our senior executives. Losing the services of one or more of these senior executives could adversely affect our strategic relationships, including relationships with our third-party owners, franchisees, hospitality venture partners, and vendors, and limit our ability to execute our business strategies.
We also rely on the general managers to run daily operations and oversee our colleagues. These general managers are trained professionals in the hospitality industry and have extensive experience in many markets worldwide. The failure to retain, train, or successfully manage our general managers, either by us or our third-party owners or franchisees, could negatively affect our operations.
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information, including guest information.
We design and assess our security program using an internally-developed risk management framework based on recognized industry security standards. The framework is the basis for our cybersecurity policy, cybersecurity standards, and our processes for managing exceptions to those policies. Additionally, a third-party assessment of our framework maturity is performed regularly by a professional advisory firm with cybersecurity expertise. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use recognized standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program includes:
•a cybersecurity department principally responsible for (i) our cybersecurity risk assessment, management, and compliance processes, (ii) development and maintenance of our security controls, and (iii) our monitoring for and response to cybersecurity incidents;
•engagements with external professionals and internal subject matter experts designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment, including, but not limited to risk and compliance assessments, security scanning and testing, and periodic updating of our risk management framework;
•the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls, including, but not limited to cybersecurity tools and technology, cybersecurity services, threat intelligence information, professional services consulting, and contract staff augmentation;
•training of our employees in cybersecurity awareness and payment card compliance and additional training for cybersecurity personnel, software developers, and senior management in cybersecurity-related topics including, but not limited to, incident response, secure software development, and training commensurate with job responsibilities;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management program designed to evaluate the cybersecurity capabilities of new and existing centrally-managed vendors based on their criticality to our business and risk profile.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. See Part I, Item 1A, "Risk Factors—Risks Related to Our Business—Cyber risk and the failure to maintain the availability or security of our systems or customer, colleague, or Company data could adversely affect our business, harm our reputation, and/or subject us to costs, fines, penalties, investigations, enforcement actions, or lawsuits."
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management's implementation of our cybersecurity risk management program. Our board of directors and the Audit Committee receive periodic reports from our Chief Information Security Officer ("CISO") on our cybersecurity risks. In addition, our CISO updates the Audit Committee, as necessary, regarding significant cybersecurity incidents or updates.
The Audit Committee reports to the full board of directors regarding its activities, including those related to cybersecurity. The full board of directors also receives periodic briefings from management on our cyber risk management program. From time to time, board members receive presentations on cybersecurity topics from our CISO, internal cybersecurity personnel, and/or external experts as part of the board of directors' continuing education on topics that impact public companies.
Our cybersecurity department, comprised of various levels of management and led by our CISO, is responsible for assessing and managing our material risks from cybersecurity threats. The cybersecurity department has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants and suppliers. In addition, our cybersecurity department provides reporting to our Risk Council that is led by our Senior Vice President of Internal Audit and is comprised of certain members of management from diverse functional areas and business units, including risk, finance, legal, accounting, tax, operations, cybersecurity, privacy, human resources, and environmental sustainability. The Risk Council is responsible for identifying, assessing, prioritizing, and monitoring critical risks of the Company. The Risk Council meets quarterly and assesses risks based on potential impact to the Company, both in terms of inherent risk, or the risk exposure without consideration for how the Company manages the risk, as well as residual risk, or the risk exposure remaining after consideration of the Company's existing risk mitigation efforts. The Risk Council periodically reports to the board of directors and the Audit Committee regarding the Company's risk management processes and procedures.

Our CISO and cybersecurity department collectively possess relevant expertise in cybersecurity architecture, engineering, governance, risk management, and compliance, operations, vulnerability management, third party risk management, threat intelligence, and cloud security areas. Our CISO and cybersecurity department personnel are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents through various means, which include briefings with internal security personnel and external consultants and information from governmental, private, and industry threat intelligence sources, as well as through alerts and reports produced by security tools and technologies deployed in and around the information technology environment.

Item 2.    Properties.
The following table sets forth a description of each owned or leased property in our portfolio of properties at December 31, 2023.

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Owned and Leased Hotels

Full Service
Americas Owned:
Park Hyatt Chicago	Chicago, IL	182		100%
Park Hyatt New York	New York, NY	210		100%
Miraval Arizona Resort and Spa	Tucson, AZ	145		100%
Miraval Austin Resort and Spa	Austin, TX	117		100%
Miraval Berkshires Resort and Spa	Lenox, MA	121		100%
Hyatt Grand Central New York (2)	New York, NY	1,298		100%
Grand Hyatt Rio de Janeiro	Rio de Janeiro, Brazil	436		100%
Grand Hyatt São Paulo	São Paulo, Brazil	467		100%
Hyatt Regency Aruba Resort Spa and Casino (2)	Palm Beach, Aruba, Dutch Caribbean	359		100%
Hyatt Regency Baltimore Inner Harbor (2)	Baltimore, MD	488		100%
Hyatt Regency Green Bay	Green Bay, WI	241		100%
Hyatt Regency Long Beach (2)	Long Beach, CA	531		100%
Hyatt Regency O'Hare Chicago	Rosemont, IL	1,095		100%
Hyatt Regency Orlando	Orlando, FL	1,641		100%
Hyatt Regency Phoenix	Phoenix, AZ	693		100%
Hyatt Regency San Antonio Riverwalk (2)	San Antonio, TX	630		100%
Hyatt Regency Irvine	Irvine, CA	516		100%
Hyatt Centric The Pike Long Beach (2)	Long Beach, CA	138		100%
Americas Owned		9,308	18

Americas Leased:
Andaz West Hollywood (3) (4)	West Hollywood, CA	240		—%
Hyatt Regency San Francisco (3) (4)	San Francisco, CA	821		—%
Americas Leased		1,061	2

Total Americas Owned and Leased Hotels		10,369	20

EAME Owned:
Park Hyatt Paris-Vendôme	Paris, France	156		100%
Park Hyatt Zurich (2)	Zurich, Switzerland	138		100%
Andaz London Liverpool Street (5)	London, England	267		100%
EAME Owned		561	3

EAME Leased:
Hyatt Regency Cologne (3) (4)	Cologne, Germany	306		—%
EAME Leased		306	1

Total EAME Owned and Leased Hotels		867	4

Total Full Service Owned and Leased Hotels		11,236	24

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Select Service
Owned:
Hyatt Place Macaé	Macaé, Brazil	141		100%
Hyatt Place Sao Jose do Rio Preto	São José do Rio Preto, Brazil	152		100%
Select Service Owned		293	2

Leased:
Hyatt Place Amsterdam Airport (3) (4)	Amsterdam, The Netherlands	330		—%
Hyatt Place Atlanta/Buckhead (6)	Atlanta, GA	171		—%
Select Service Leased		501	2

Total Select Service Owned and Leased Hotels		794	4

All-Inclusive Leased (7)
Leased:
Alua Calas de Mallorca Resort (3) (4)	Mallorca, Spain	474		—%
Alua Illa de Menorca (3) (4)	Menorca, Spain	228		—%
AluaSoul Menorca (3) (4)	Menorca, Spain	133		—%
AluaSun Mediterraneo (3) (4)	Menorca, Spain	72		—%
AluaSun Cala Antena (3) (4)	Mallorca, Spain	334		—%
AluaSun Far Menorca (3) (4)	Menorca, Spain	34		—%
All-Inclusive Leased		1,275	6

Total All-Inclusive Owned and Leased Hotels		1,275	6

Unconsolidated Hospitality Venture Hotels

Full Service
Americas Unconsolidated Hospitality Ventures:
Andaz Mayakoba Resort Riviera Maya	Playa del Carmen, Mexico	214		40%
Hyatt Regency Columbus (2)	Columbus, OH	633		24%
Hyatt Regency Crystal City at Reagan National Airport	Arlington, VA	686		50%
Hyatt Regency Huntington Beach Resort and Spa	Huntington Beach, CA	517		40%
Hyatt Regency Miami (2)	Miami, FL	615		50%
Hyatt Centric Buckhead Atlanta	Atlanta, GA	218		50%
Hyatt Centric Downtown Nashville	Nashville, TN	252		40%
Hyatt Centric Center City Philadelphia	Philadelphia, PA	332		40%
Americas Unconsolidated Hospitality Ventures		3,467	8

EAME Unconsolidated Hospitality Ventures:
Park Hyatt Milan	Milan, Italy	106		30%
Andaz Vienna Am Belvedere	Vienna, Austria	303		50%
EAME Unconsolidated Hospitality Ventures		409	2

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
ASPAC Unconsolidated Hospitality Ventures:
Grand Hyatt Bali	Bali, Indonesia	636		10%
Andaz Bali	Bali, Indonesia	149		10%
Hyatt Regency Bali	Bali, Indonesia	363		10%
Grand Hyatt Mumbai Hotel & Residences	Mumbai, India	548		50%
Andaz Delhi (2)	New Delhi, India	401		50%
Hyatt Regency Ahmedabad	Ahmedabad, India	269		50%
Hyatt Regency Lucknow	Lucknow, India	205		50%
Hyatt Raipur	Raipur, India	105		50%
ASPAC Unconsolidated Hospitality Ventures		2,676	8

Total Full Service Unconsolidated Hospitality Ventures		6,552	18

Select Service Unconsolidated Hospitality Ventures
Hyatt House Denver/Downtown	Denver, CO	113		50%
Hyatt Place Atlanta / Centennial Park	Atlanta, GA	175		50%
Hyatt Place Boston / Seaport District (2)	Boston, MA	297		50%
Hyatt Place Denver/Downtown	Denver, CO	248		50%
Hyatt Place Hampi (2)	Bellary, India	115		50%
Caption by Hyatt Beale Street Memphis	Memphis, TN	136		50%
Total Select Service Unconsolidated Hospitality Ventures		1,084	6

Total Unconsolidated Hospitality Ventures (8)		7,636	24

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
(8) Excludes six UrCove hotels where we own a 49% interest in an unconsolidated hospitality venture that is the operating lessee.

Below is a summary of our Hyatt managed and franchised hotels, including owned and leased hotels, for all periods presented.

	December 31, 2023		December 31, 2022		December 31, 2021
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Americas Management and Franchising
Full Service Hotels
Managed	180	74,772	174	74,036	172	72,932
Franchised	101	29,681	91	25,567	85	24,409
Full Service Hotels	281	104,453	265	99,603	257	97,341
Select Service Hotels
Managed	46	6,709	48	7,077	46	6,780
Franchised	445	62,130	430	60,161	424	59,150
Select Service Hotels	491	68,839	478	67,238	470	65,930
ASPAC Management and Franchising
Full Service Hotels
Managed	172	53,097	165	51,316	152	48,252
Franchised	21	6,022	13	3,603	12	3,481
Full Service Hotels	193	59,119	178	54,919	164	51,733
Select Service Hotels
Managed	44	8,086	39	6,611	35	5,878
Franchised	42	6,650	26	4,532	13	2,244
Select Service Hotels	86	14,736	65	11,143	48	8,122
EAME Management and Franchising
Full Service Hotels
Managed	77	19,396	77	19,347	74	18,854
Franchised	62	10,146	57	9,627	20	3,471
Full Service Hotels	139	29,542	134	28,974	94	22,325
Select Service Hotels
Managed	16	2,909	17	3,055	15	2,604
Franchised	5	1,116	5	1,116	6	1,411
Select Service Hotels	21	4,025	22	4,171	21	4,015

Total Full Service and Select Service Hotels (1)	1,211	280,714	1,142	266,048	1,054	249,466

Americas
All-Inclusive Hotels	78	28,741	72	25,425	68	24,873
EAME (2)
All-Inclusive Hotels	46	12,686	49	12,635	40	10,605

Total All-Inclusive Hotels	124	41,427	121	38,060	108	35,478

Total Managed and Franchised	1,335	322,141	1,263	304,108	1,162	284,944
(1) Figures do not include vacation or residential units.
(2) Certain resorts in Europe operate under a hybrid all-inclusive model, which includes various all-inclusive package options as well as rooms-only options.

Included in the summary above are the following owned and leased hotels:

	December 31, 2023		December 31, 2022		December 31, 2021
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Owned and Leased Hotels
Full Service Hotels
United States	17	9,107	17	9,132	22	11,058
Other Americas	3	1,262	3	1,262	3	1,262
EAME	4	867	4	867	5	1,135
Select Service Hotels
United States	1	171	1	171	1	171
Other Americas	2	293	2	293	2	293
EAME	1	330	1	330	1	330
Total Full Service and Select Service Hotels	28	12,030	28	12,055	34	14,249

All-Inclusive Hotels (1)	6	1,275	6	1,279	4	909

Total Owned and Leased Hotels (2)	34	13,305	34	13,334	38	15,158
(1) Certain resorts in Europe operate under a hybrid all-inclusive model, which includes various all-inclusive package options as well as rooms-only options.
(2) Figures do not include unconsolidated hospitality ventures.
Corporate Headquarters and Regional Offices
Our corporate headquarters are located at 150 North Riverside Plaza, Chicago, IL, pursuant to an operating lease. At December 31, 2023, we lease approximately 262,000 square feet.
In addition to our corporate headquarters, we lease space for our regional offices, service centers, data centers, and sales offices in multiple domestic and international locations, including Bayside, WI; Cancún, Mexico; Chandler, AZ; Dubai, United Arab Emirates; Franklin Park, IL; Gurgaon, India; Hong Kong, People's Republic of China; London, England; Mainz, Germany; Melbourne, Australia; Moore, OK; Newtown Square, PA; Omaha, NE; and Zurich, Switzerland.
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

Information about our Executive Officers.
The following chart names each of the Company's executive officers and their ages and positions at February 23, 2024. Also included below is biographical information relating to each of the Company's executive officers. Each of the executive officers is elected by and serves at the pleasure of the board of directors.

Name	Age	Position
Thomas J. Pritzker	73	Executive Chairman of the Board
Mark S. Hoplamazian	60	President, Chief Executive Officer and Director (Principal Executive Officer)
Javier Águila	48	Executive Vice President, Group President—EAME
Joan Bottarini	52	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
James K. Chu	60	Executive Vice President, Chief Growth Officer
Margaret C. Egan	54	Executive Vice President, General Counsel and Secretary
Malaika L. Myers	56	Executive Vice President, Chief Human Resources Officer
Peter J. Sears	59	Executive Vice President, Group President—Americas
David Udell	63	Executive Vice President, Group President—ASPAC
Mark R. Vondrasek	56	Executive Vice President, Chief Commercial Officer
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
Mark S. Hoplamazian was appointed to our board of directors in November 2006 and named President and Chief Executive Officer of Hyatt Hotels Corporation in December 2006. Prior to being appointed to his present position, Mr. Hoplamazian served as President of TPO. During his 17 year tenure with TPO, he served as an advisor to various Pritzker family-owned companies, including Hyatt Hotels Corporation and its predecessors. He previously worked in international mergers and acquisitions at The First Boston Corporation in New York. Mr. Hoplamazian serves on the Board of Directors and as a member of the Talent & Compensation and Finance committees of the Board of Directors of VF Corporation. He also serves on the Executive Committee of the American Hotel & Lodging Association, the Board of Directors of Brand USA and Skills for Chicagoland's Future, the Executive Committee of the Board of Directors of World Business Chicago, and the Board of Trustees of the Aspen Institute. Mr. Hoplamazian is a member of the Executive Committee of the World Travel & Tourism Council, a member of the Discovery Class of the Henry Crown Fellowship, and a member of the Civic Committee of the Commercial Club of Chicago, where he also serves as co-chair of the Committee's Public Safety Task Force.
Javier Águila was appointed Executive Vice President, Group President—EAME in October 2022. In this role, Mr. Águila is responsible for leading the strategic growth and overall operations of Hyatt's portfolio in Europe, Africa, the Middle East, and Central Asia. Most recently, he served as Group President, AMResorts Europe and Global Strategy at ALG, which became part of Hyatt in 2021. Prior to that, Mr. Águila founded Alua Hotels and Resorts, a Spanish hotel group of all-inclusive and leisure properties and served as Chief Executive Officer until the company was acquired by ALG in 2019. Previously, he served as Chief Operating Officer at Orizonia Corporation, a tour operator in Spain. Before starting his career in the hospitality and travel sector Mr. Águila worked for more than 10 years in private equity and management consulting at The Carlyle Group, McKinsey & Company, and Booz Allen Hamilton.
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
James K. Chu was appointed Executive Vice President, Chief Growth Officer in May 2022. His current responsibilities include overseeing Hyatt's global strategy for development and owner relations, transactions, global product and design strategy, as well as the company's Global Franchise and Owner Relations Group. Prior to his current position, he served as the Company's Executive Vice President of Global Franchising and Development. He also served as the Company's Global Head of Development from 2018 to 2021 and Global Head of Select Service and Franchise Strategy from 2016 to 2018. Before joining Hyatt, Mr. Chu held various roles with Wyndham International, including General Manager, Vice President of Sales, and Senior Vice President of Business Development.
Margaret C. Egan was appointed Executive Vice President, General Counsel and Secretary in January 2018. Ms. Egan is responsible for Hyatt's global legal and corporate secretarial services. Ms. Egan served as interim General Counsel and Secretary of the Company from October 2017 to January 2018 and previously served as Senior Vice President and Associate General Counsel at Hyatt from March 2013 to January 2018 overseeing the Company's legal global transactions teams. From October 2003 to March 2013, Ms. Egan held a series of increasingly responsible positions at Hyatt. Prior to entering the hospitality industry, Ms. Egan practiced law in the litigation practice group of DLA Piper in Chicago, Illinois from 1996 to 2000 and again from 2002 to 2003 and also held a position as Attorney Advisor with the United States Department of Justice in London, United Kingdom from January 2001 to January 2002. Ms. Egan serves on the Board of Directors of Sarah's Circle and ADL Midwest.
Malaika L. Myers was appointed Executive Vice President, Chief Human Resources Officer in September 2017. In this role, Ms. Myers is responsible for setting and implementing Hyatt's global human resources enterprise strategy. Ms. Myers joined Hyatt with over 25 years of experience in human resources across a diverse group of industries. Prior to assuming her role at Hyatt, Ms. Myers served as Senior Vice President, Human Resources for Jarden Corporation, a global consumer products company, where she was responsible for the effectiveness of human resources strategies and programs for Jarden Corporation worldwide. Prior to Jarden, Ms. Myers served as Chief Human Resources Officer for Arysta LifeScience, a global agricultural chemical company. Ms. Myers also previously served in various senior management roles at Diageo PLC and PepsiCo. Ms. Myers serves on the Board of Directors of Skills for Chicagoland's Future, Cielo, Inc., Wella Company, and HR Policy Association.
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

Part II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
On November 5, 2009, our Class A common stock began trading publicly on the New York Stock Exchange under the symbol "H." Prior to that time, there was no public market for our Class A common stock. At January 31, 2024, our Class A common stock was held by 26 stockholders of record, and there were 44,454,660 shares of Class A common stock outstanding. This stockholder figure does not include a substantially greater number of "street name" holders or beneficial holders of our Class A common stock whose shares are held of record by banks, brokers, and other financial institutions.
There is no established public trading market for our Class B common stock. At January 31, 2024, our Class B common stock was held by 59 stockholders of record, and there were 58,446,602 shares of Class B common stock outstanding.
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
The following graph compares the cumulative total stockholder return since December 31, 2018, with the S&P 500 Index ("S&P 500") and the Russell 1000 Hotel/Motel Index (the "Russell 1000 Hotel"). The graph assumes the value of the investment in our Class A common stock and each index was $100 at December 31, 2018 and all dividends and other distributions were reinvested.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Hyatt Hotels Corporation	100.0	134.1	111.2	143.7	135.5	196.2
S&P 500	100.0	131.5	155.7	200.3	164.0	207.0
Russell 1000 Hotel	100.0	144.1	136.7	180.3	150.6	203.6
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock on a settlement date basis during the quarter ended December 31, 2023:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
October 1 to October 31, 2023	472,365	$105.85	472,365	$1,206,031,727
November 1 to November 30, 2023	417,537	107.75	417,537	$1,161,040,484
December 1 to December 31, 2023	—	—	—	$1,161,040,484
Total	889,902	$106.74	889,902
(1) On December 18, 2019 and May 10, 2023, our board of directors approved expansions of our share repurchase program. Under each approval, we are authorized to purchase up to an additional $750 million and $1,055 million, respectively, of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase ("ASR") transaction. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the program may be suspended or discontinued at any time and does not have an expiration date. At December 31, 2023, we had approximately $1.2 billion remaining under the share repurchase authorizations.
Item 6.    (Removed and Reserved).

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part IV, Item 15, "Exhibits and Financial Statement Schedule—Consolidated Financial Statements." For our discussion and analysis of our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2022 Form 10-K. Effective January 1, 2023, we changed the strategic and operational oversight for our properties located in the Indian subcontinent. Revenues associated with these properties are now reported in the ASPAC management and franchising segment. Segment operating information for the years ended December 31, 2022 and December 31, 2021 have been recast to reflect these segment changes; see Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 19 to our Consolidated Financial Statements" for further information. In addition to historical data, this discussion contains forward-looking statements about our business, operations, and financial performance based on current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in "Disclosure Regarding Forward-Looking Statements" and Part I, Item 1A, "Risk Factors" included elsewhere in this annual report.
Overview
At December 31, 2023, our hotel portfolio consisted of 1,335 hotels (322,141 rooms), including:
•485 managed properties (145,664 rooms), all of which we operate under management and hotel services agreements with third-party owners;
•639 franchised properties (109,922 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;
•124 all-inclusive resorts (41,427 rooms), including 110 owned by third parties (36,999 rooms) and operated under management and hotel services agreements, 8 owned by a third party in which we hold common shares (3,153 rooms) and operated under franchise agreements, and 6 operating leased properties (1,275 rooms);
•23 owned properties (10,162 rooms), 1 finance leased property (171 rooms), and 4 operating leased properties (1,697 rooms), all of which we manage;
•22 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (7,636 rooms); and
•35 franchised properties (5,462 rooms) operated by an unconsolidated hospitality venture in connection with a master license agreement by Hyatt; 6 of these properties (1,246 rooms) are leased by the unconsolidated hospitality venture.
Our property portfolio also included:
•22 vacation units under the Hyatt Vacation Club brand and operated by third parties; and
•39 residential units, which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel.
Additionally, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other trade names or marks owned by such hotels or licensed by third parties. We also offer distribution and destination management services through ALG Vacations, a paid membership program through the Unlimited Vacation Club, and a boutique and luxury global travel platform through Mr & Mrs Smith.
We believe our business model allows us to pursue more diversified revenue and income streams balancing both the advantages and risks associated with these lines of business. Our expertise and experience in each of these areas gives us the flexibility to evaluate growth opportunities across our lines of business. Growth in the number of management and hotel services agreements and franchise agreements and earnings therefrom typically results in higher overall returns on invested capital because the capital investment under a typical management and hotel services agreement or franchise agreement is not significant. The capital required to build and maintain hotels we manage, franchise, or provide services to for third-party owners and franchisees is typically provided by the owner of the respective property with minimal capital required by us as the manager or franchisor. In certain instances, Hyatt has provided funding to owners for the acquisition and development of hotels that Hyatt will manage, franchise, or provide services to in the form of cash, debt repayment or performance guarantees, preferred equity, or mezzanine debt. During periods of increasing demand, we do not share fully in the incremental profits of hotel operations for hotels we manage for third-party owners as our fee arrangements generally include a base amount that is, typically, a percentage of revenue from the subject hotel and an incentive fee that is, typically, a percentage of hotel profits (in certain circumstances, after satisfying certain financial return thresholds to be earned by the owner), depending on the structure and terms of the management and hotel services agreement. We do not share in the benefits of increases in profits from franchised properties because franchisees pay us an initial application fee and ongoing royalty fees that are calculated as a percentage of gross room revenues, and also at times, as a percentage of food and beverage revenues, with no fees based on profits. Disputes or disruptions may arise with third-party owners and franchisees of hotels we manage, franchise, or license to, and these disputes can result in the termination of the relevant agreement.
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
For the years ended December 31, 2023 and December 31, 2022, 76.1% and 77.4% of our revenues, respectively, were derived from operations in the United States. At December 31, 2023 and December 31, 2022, 51.9% and 51.4% of our long-lived assets, respectively, were located in the United States.
We report our consolidated operations in U.S. dollars. Amounts are reported in millions, unless otherwise noted. Percentages may not recompute due to rounding, and percentage changes that are not meaningful are presented as "NM." Constant currency disclosures used throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are not measures recognized in accordance with accounting principles generally accepted in the United States of America ("GAAP"). See "—Key Business Metrics Evaluated by Management—Constant Dollar Currency" for further discussion of constant currency disclosures.
We manage our business within five reportable segments, see Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 19 to our Consolidated Financial Statements." On February 23, 2024, we announced that during the quarter ending March 31, 2024, we realigned our reportable segments to align with our business strategy, the organizational changes for certain members of our leadership team, and the manner in which our CODM assesses performance and makes decisions regarding the allocation of resources. For information regarding the 2024 segment realignment, see Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 22 to our Consolidated Financial Statements."
Key Business Metrics Evaluated by Management
Revenues
We primarily derive our revenues from management and hotel services, licensing of our portfolio of brands to franchisees, owned and leased hotel operations, distribution and destination management services, and a paid membership program. Management uses revenues to assess the overall performance of our business and to analyze trends such as consumer demand, brand preference, and competition. For a detailed discussion of our primary revenue sources, see "—Principal Factors Affecting Our Results of Operations—Revenues."
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
•interest expense;
•benefit (provision) for income taxes;
•depreciation and amortization;
•amortization of management and hotel services agreement and franchise agreement assets and performance cure payments, which constitute payments to customers ("Contra revenue");
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
Comparable Hotels
"Comparable system-wide hotels" represents all properties we manage, franchise, or provide services to, including owned and leased properties, that are operated for the entirety of the periods being compared and that have not sustained substantial damage, business interruption, or undergone large-scale renovations during the periods being compared. Comparable system-wide hotels also excludes properties for which comparable results are not available. We may use variations of comparable system-wide hotels to specifically refer to comparable system-wide Americas hotels, including our wellness resorts, or our all-inclusive resorts, for those properties that we manage, franchise, or provide services to within the Americas management and franchising segment, comparable system-wide ASPAC hotels for those properties we manage, franchise, or provide services to within the ASPAC management and franchising segment, comparable system-wide EAME hotels for those properties that we manage, franchise, or provide services to within the EAME management and franchising segment, or comparable system-wide ALG all-inclusive resorts for those properties that we manage or provide services to within the Apple Leisure Group segment. "Comparable owned and leased hotels" represents all properties we own or lease that are operated and consolidated for the entirety of the periods being compared and have not sustained substantial damage, business interruption, or undergone large-scale renovations during the periods being compared. Comparable owned and leased hotels also excludes properties for which comparable results are not available. Comparable system-wide hotels and comparable owned and leased hotels are commonly used as a basis of measurement in our industry. "Non-comparable system-wide hotels" or "non-comparable owned and leased hotels" represent all hotels that do not meet the respective definition of "comparable" as defined above.
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
Net Financed Contracts
Net Financed Contracts represent Unlimited Vacation Club contracts signed during the period for which an initial cash down payment has been received and the remaining balance is contractually due in monthly installments over an average term of less than 4 years. The Net Financed Contract balance is calculated as the unpaid portion of membership contracts reduced by expenses related to fulfilling the membership program contracts and further reduced by an allowance for future estimated uncollectible installments. Net Financed Contract balances are not reported on our consolidated balance sheets as our right to collect future installments is conditional on our ability to provide continuous access to member benefits at ALG resorts over the contract term, and the associated expenses to fulfill the membership contracts become liabilities of the Company only after the installments are collected. We believe Net Financed Contracts is useful to investors as it represents an estimate of future cash flows due in accordance with contracts signed in the current period. At December 31, 2023, the Net Financed Contract balance not recorded on our consolidated balance sheet was $253 million.
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
Management, franchise, license, and other fees.    Represents revenues derived from fees earned from hotels and residential units managed worldwide, usually under long-term management and hotel services agreements; franchise fees received in connection with the franchising of our brands, usually under long-term franchise agreements; termination fees; license fees received in connection with the licensing of the Hyatt brand names through our co-branded credit card programs and vacation units; fees from hotel services provided to certain ALG resorts; and commission fees related to Mr & Mrs Smith. For a detailed discussion of our management and franchise fees, see Part I, Item 1, "Business—Management and Hotel Services Agreements" and Part I, Item 1, "Business—Franchise Agreements."
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
Other revenues.    Represents revenues primarily related to our Unlimited Vacation Club paid membership program, the Destination Residential Management business, which was sold during the year ended December 31, 2023, and our co-branded credit card programs.
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

RevPAR and Net Package RevPAR Statistics

		RevPAR
		Year Ended December 31,
(Comparable locations)	Number of comparable hotels (1)	2023	vs. 2022 (in constant $)
System-wide hotels	994	$141	17.0%
Owned and leased hotels	26	201	15.5%
Americas hotels	700	148	9.0%
ASPAC hotels	199	116	60.3%
EAME hotels	95	160	15.6%

		Net Package RevPAR
		Year Ended December 31,
(Comparable locations)	Number of comparable hotels (1)	2023	vs. 2022 (in reported $)
ALG hotels	77	216	13.6%
(1) The number of comparable hotels presented above includes owned and leased hotels.
Comparable system-wide hotels RevPAR for the year ended December 31, 2023 was $141, which represented an improvement of 17.0% compared to the year ended December 31, 2022. The increase was primarily driven by higher demand and ADR across all segments, with the most significant increase from the ASPAC management and franchising segment. See "—Segment Results" for detailed discussion of RevPAR by segment.
During the year ended December 31, 2023, leisure transient travel remained strong, and we continued to see strong growth in group travel, with group rooms revenue exceeding pre-COVID-19 pandemic levels. Compared to 2022, group bookings production increased at our Americas full service managed hotels, including our owned and leased hotels, and business transient demand continued to improve.
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
Agreements with third-party owners and franchisees and relationships with developers.    We depend on our long-term management and hotel services agreements and franchise agreements with third-party owners and franchisees for a significant portion of our management and franchise fees revenues. The viability of our management and franchising business depends on our ability to maintain good relationships with third-party owners and franchisees. Our relationships with these third parties also generate new relationships with developers and opportunities for property development that can support our growth. We believe we have good relationships with our third-party owners, franchisees, and developers in all of our segments and are committed to the continued growth and development of these relationships. These relationships exist with a diverse group of owners, franchisees, and developers and are not heavily concentrated with any particular third party.
Access to capital.    The hospitality industry is a capital-intensive business that requires significant amounts of capital expenditures to develop, maintain, and renovate properties. Third-party owners and franchisees are required to fund these capital expenditures for the properties they own in accordance with the terms of the applicable management and hotel services agreement or franchise agreement. Access to the capital that we or our third-party owners, franchisees, or development partners need to finance the construction of new properties or to maintain and renovate existing properties is critical to the continued growth of our business and our revenues. The availability of capital or the conditions under which we or our third-party owners, franchisees, or development partners can obtain capital can have a significant impact on the overall level, cost, and pace of future development and therefore the ability to grow our revenues.
Expenses
We primarily incur the following expenses:
Owned and leased hotels expenses.    Reflects the expenses of our consolidated owned and leased hotels. Expenses to operate our hotels include rooms expenses, food and beverage costs, other support costs, and property expenses. Rooms expenses generally includes compensation costs or third-party service costs for housekeeping, laundry, and front desk staff and supply costs for guest room amenities and laundry. Food and beverage costs include costs for wait and kitchen staff and food and beverage products. Other support costs consist of expenses associated with property-level management, including deferred compensation plans for certain employees that are funded through contributions to rabbi trusts, utilities, sales and marketing, hotel spa operations, parking and other guest recreation, entertainment, and services. Property expenses include property taxes, repairs and maintenance, rent, and insurance.
Distribution and destination management expenses.    Consists of expenses related to our ALG Vacations business, primarily costs directly related to the selling of travel products and services such as various distribution expenses, including chartered air expenses, credit card fees, commission expenses, and destination management cost of sales. Additionally, distribution and destination management expenses include compensation expenses, professional fees, sales and marketing expenses, and technology expenses.
Depreciation and amortization expenses.    Depreciation expenses represent non-cash depreciation of fixed assets such as buildings, furniture, fixtures, and equipment at our consolidated owned and leased hotels and our corporate headquarters and regional offices. Amortization expenses primarily consist of amortization of customer relationships intangibles and management and hotel services agreement and franchise agreement intangibles. Changes in depreciation and amortization expenses may be driven by renovations of existing properties, acquisition or development of new properties and/or businesses, or the disposition of existing properties through sale or closure.
Other direct costs.    Represents expenses primarily related to direct costs associated with the Unlimited Vacation Club paid membership program, the Destination Residential Management business, which was sold during the year ended December 31, 2023, and our co-branded credit card programs.
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
Costs incurred on behalf of managed and franchised properties.    Represents costs incurred on behalf of third-party owners and franchisees. These reimbursed costs relate primarily to payroll at managed properties where we are the employer, as well as costs related to system-wide services and the loyalty program operated on behalf of owners of managed and franchised properties.
Other Items
Asset impairments
We hold significant amounts of goodwill, intangible assets, property and equipment, operating lease right-of-use ("ROU") assets, and investments. We evaluate these assets on a quarterly basis for impairment as further discussed in "—Critical Accounting Policies and Estimates." These evaluations have, in the past, resulted in impairment charges of certain assets based on the specific facts and circumstances surrounding those assets. In the future, we may be required to take additional impairment charges if there are declines in our asset and/or investment fair values.
Acquisitions, dispositions, and significant renovations
From time to time, we may acquire businesses to support our long-term growth strategy. We also routinely acquire, dispose, or undertake large-scale renovations of hotel properties. The results of operations derived from these properties do not, therefore, meet the definition of "comparable hotels" as defined in "—Key Business Metrics Evaluated by Management." The results of operations from these properties, however, may have a material effect on our results from period to period and are, therefore, discussed separately in "—Results of Operations," when material.
In 2023, we entered into the following key transactions:
•acquired Dream Hotel Group for $125 million of base consideration and up to an additional $175 million of contingent consideration;
•acquired Mr & Mrs Smith for £58 million (approximately $72 million using exchange rates as of the acquisition date); and
•sold our interests in the entities which own the Destination Residential Management business for $2 million of base consideration and up to an additional $48 million of contingent consideration.

In 2022, we entered into the following key transactions:
•sold The Confidante Miami Beach for approximately $227 million, net of closing costs and proration adjustments, and entered into a long-term management agreement for the property upon sale;
•sold Hyatt Regency Indian Wells Resort & Spa for approximately $136 million, net of closing costs and proration adjustments, and entered into a long-term management agreement for the property upon sale;
•sold The Driskill for approximately $119 million, net of closing costs and proration adjustments, and entered into a long-term management agreement for the property upon sale;
•sold Grand Hyatt San Antonio River Walk for approximately $109 million of cash, net of closing costs; a $19 million held-to-maturity ("HTM") debt security; and $18 million release of restricted cash and entered into a long-term management agreement for the property upon sale;
•sold Hyatt Regency Greenwich for approximately $38 million, net of closing costs and proration adjustments, and entered into a long-term management agreement for the property upon sale; and
•acquired Hotel Irvine for $135 million, net of closing costs and proration adjustments.
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

Results of Operations
Years Ended December 31, 2023 and December 31, 2022
Discussion on Consolidated Results
For additional information regarding our consolidated results, refer to our consolidated statements of income (loss) included in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Consolidated Financial Statements." See "—Segment Results" for further discussion.
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
Owned and leased hotels revenues.

	Year Ended December 31,
	2023	2022	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,303	$1,114	$189	16.9%	$10
Non-comparable owned and leased hotels revenues	36	121	(85)	(70.2)%	—
Total owned and leased hotels revenues	$1,339	$1,235	$104	8.4%	$10
Comparable owned and leased hotels revenues increased during the year ended December 31, 2023, compared to the year ended December 31, 2022, driven by increased demand and higher ADR, which contributed to increased rooms and food and beverage revenues. The year ended December 31, 2022 was also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
Non-comparable owned and leased hotels revenues decreased during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily driven by net disposition activity in 2022, partially offset by increased revenues at a recently renovated hotel in the United States.
Management, franchise, license, and other fees revenues.

	Year Ended December 31,
	2023	2022	Better / (Worse)
Base management fees	$374	$319	$55	17.5%
Incentive management fees	232	192	40	21.0%
Franchise, license, and other fees	379	297	82	27.4%
Management, franchise, license, and other fees	$985	$808	$177	22.0%

	Year Ended December 31,
	2023	2022	Better / (Worse)
Management, franchise, license, and other fees	$985	$808	$177	22.0%
Contra revenue	(47)	(31)	(16)	(51.2)%
Net management, franchise, license, and other fees	$938	$777	$161	20.8%
The increase in base and incentive management fees during the year ended December 31, 2023, compared to the year ended December 31, 2022, was due to increased demand and ADR across the portfolio, with the largest increase in the ASPAC management and franchising segment, most notably in Greater China due to eased travel restrictions, partially offset by a decrease in incentive management fees within the ALG segment as hotel profits were negatively impacted by currency translation. The year ended December 31, 2022 was also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
The increase in franchise, license, and other fees revenues during the year ended December 31, 2023, compared to the same period in 2022, was primarily driven by franchise fees, most notably in the Americas management and franchising segment due to increased demand and ADR in the United States, commission fee revenues related to Mr & Mrs Smith, and license fees related to our co-branded credit card programs. These increases were partially offset by a decrease in other fees in the EAME management and franchising segment as the year ended December 31, 2022 included fees from the termination of a management contract for a hotel in the pipeline.
See "—Segment Results" for further discussion.
Distribution and destination management revenues.    During year ended December 31, 2023, distribution and destination management revenues increased $46 million, compared to the year ended December 31, 2022, primarily due to higher pricing. This increase was partially offset as 2022 experienced unseasonably high demand during the third quarter and included certain credits, which did not recur in 2023. The year ended December 31, 2022 was also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
Other revenues.    Other revenues increased $27 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily driven by the Unlimited Vacation Club paid membership program due to amortization of incremental membership contracts, which continue to be signed at higher average prices, and our co-branded credit card programs. These increases were partially offset by the Destination Residential Management business, which was sold during the third quarter of 2023, and prior to the sale, experienced a decline in operations as certain properties were negatively impacted by the wildfires on the island of Maui, Hawaii during the year ended December 31, 2023.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Year Ended December 31,
	2023	2022	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$3,058	$2,620	$438	16.7%
Less: rabbi trust impact (1)	(27)	35	(62)	(175.7)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$3,031	$2,655	$376	14.1%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within costs incurred on behalf of managed and franchised properties.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties increased during the year ended December 31, 2023, compared to the year ended December 31, 2022, driven by higher reimbursements for payroll and related costs at managed properties where we are the employer and reimbursements for costs related to system-wide services provided to managed and franchised properties. The higher reimbursements for expenses were due to improved hotel operating performance driven by increased demand, ADR, and the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022, as well as portfolio growth.
Owned and leased hotels expenses.

	Year Ended December 31,
	2023	2022	Better / (Worse)
Comparable owned and leased hotels expenses	$971	$831	$(140)	(16.9)%
Non-comparable owned and leased hotels expenses	45	93	48	50.8%
Rabbi trust impact (1)	6	(8)	(14)	(160.9)%
Total owned and leased hotels expenses	$1,022	$916	$(106)	(11.6)%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

The increase in comparable owned and leased hotels expenses during the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to increased fixed and variable expenses, most notably payroll and related costs. The year ended December 31, 2022 was also impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022, which contributed to lower variable expenses.
The decrease in non-comparable owned and leased hotels expenses during the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily driven by net disposition activity in 2022, partially offset by certain properties that recently underwent significant renovations.
Distribution and destination management expenses.    During the year ended December 31, 2023, compared to the year ended December 31, 2022, distribution and destination management expenses increased $73 million due to increases in certain variable overhead expenses and the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022.
Depreciation and amortization expenses.    Depreciation and amortization expenses decreased $29 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the use of an accelerated amortization method for certain ALG intangible assets, which resulted in increased amortization expense in 2022, as well as dispositions of owned hotels.
Other direct costs.    Other direct costs increased $56 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily driven by Unlimited Vacation Club paid membership program and our co-branded credit card programs. The increase in the Unlimited Vacation Club paid membership program expenses was primarily due to increased marketing and overhead costs from incremental contract sales as well as increased amortization of deferred commission expenses related to membership contract sales, while the increases in our co-branded credit card programs were driven by a higher volume of point transfers. These increases were partially offset by the Destination Residential Management business, which was sold during the third quarter of 2023, and prior to the sale, experienced a decline in operations as certain properties were negatively impacted by the wildfires on the island of Maui, Hawaii that occurred during the year ended December 31, 2023.
Selling, general, and administrative expenses.

	Year Ended December 31,
	2023	2022	Change
Selling, general, and administrative expenses	$615	$464	$151	32.6%
Less: rabbi trust impact	(49)	67	(116)	(174.7)%
Less: stock-based compensation expense	(72)	(61)	(11)	(16.8)%
Adjusted selling, general, and administrative expenses	$494	$470	$24	5.1%
Selling, general, and administrative expenses increased during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily driven by increased payroll and related costs, professional fees, travel expenses, and improved market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts, partially offset by a decrease in bad debt expense.
Adjusted selling, general, and administrative expenses exclude the impact of deferred compensation plans funded through rabbi trusts and stock-based compensation expense. See "—Key Business Metrics Evaluated by Management—Adjusted Selling, General, and Administrative Expenses" for further discussion.
Costs incurred on behalf of managed and franchised properties.

	Year Ended December 31,
	2023	2022	Change
Costs incurred on behalf of managed and franchised properties	$3,144	$2,632	$512	19.4%
Less: rabbi trust impact (1)	(27)	35	(62)	(175.7)%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$3,117	$2,667	$450	16.9%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
Costs incurred on behalf of managed and franchised properties increased during the year ended December 31, 2023, compared to the year ended December 31, 2022, driven by increased payroll and related costs at managed properties where we are the employer and expenses related to system-wide services provided to managed and franchised properties. The higher expenses were due to improved hotel operating performance driven by increased demand, ADR, and the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022, as well as portfolio growth.

Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Year Ended December 31,
	2023	2022	Better / (Worse)
Rabbi trust gains (losses) allocated to selling, general, and administrative expenses	$49	$(67)	$116	174.7%
Rabbi trust gains (losses) allocated to owned and leased hotels expenses	6	(8)	14	160.9%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$55	$(75)	$130	173.2%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts increased during the year ended December 31, 2023, compared to the year ended December 31, 2022, driven by the performance of the underlying invested assets.
Equity earnings (losses) from unconsolidated hospitality ventures.

	Year Ended December 31,
	2023	2022	Better / (Worse)
Hyatt's share of unconsolidated hospitality ventures' net losses excluding foreign currency	$(16)	$(30)	$14
Net gains from sales activity related to unconsolidated hospitality ventures	—	18	(18)
Distributions from unconsolidated hospitality ventures	6	8	(2)
Hyatt's share of unconsolidated hospitality ventures foreign currency, net	4	—	4
Other	5	9	(4)
Equity earnings (losses) from unconsolidated hospitality ventures	$(1)	$5	$(6)
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 4 to our Consolidated Financial Statements" for additional information.
Interest expense.    Interest expense decreased $5 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to repurchases and redemptions of certain of our Senior Notes in 2023 and 2022, offset by the issuance of senior notes in 2023. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements" for additional information.
Gains on sales of real estate and other.    During the year ended December 31, 2023, we recognized a $19 million pre-tax gain related to the sale of the Destination Residential Management business.
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
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 7 to our Consolidated Financial Statements" for additional information.
Asset impairments.    During the year ended December 31, 2023, we recognized $30 million of impairment charges, primarily related to intangible assets. During the year ended December 31, 2022, we recognized $38 million of impairment charges, of which $31 million related to intangibles assets and $7 million related to goodwill. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 9 to our Consolidated Financial Statements" for additional information.
Other income (loss), net.    Other income (loss), net increased $148 million from a $40 million loss during the year ended December 31, 2022 to $108 million of income during the year ended December 31, 2023. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 21 to our Consolidated Financial Statements" for additional information.

Benefit (provision) for income taxes.

	Year Ended December 31,
	2023	2022	Change
Income before income taxes	$310	$363	$(53)	(14.7)%
Benefit (provision) for income taxes	(90)	92	(182)	(197.8)%
Effective tax rate	28.9%	(25.2)%		54.1%
The change in the provision for income taxes and increase in the effective tax rate for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to the release of a significant portion of the valuation allowance on U.S. federal and state deferred tax assets in 2022 and the non-cash tax benefit from the foreign asset restructuring undertaken in 2023 to further integrate the Hyatt and ALG businesses. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to our Consolidated Financial Statements" for further detail.
Segment Results
As described in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 19 to our Consolidated Financial Statements," we evaluate segment operating performance using owned and leased hotels revenues; management, franchise, license, and other fees revenues; distribution and destination management revenues; other revenues; and Adjusted EBITDA.
Owned and leased hotels segment revenues.

	Year Ended December 31,
	2023	2022	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,309	$1,124	$185	16.4%	$10
Non-comparable owned and leased hotels revenues	31	118	(87)	(73.8)%	—
Total segment revenues	$1,340	$1,242	$98	7.9%	$10
Comparable owned and leased hotels revenues increased during the year ended December 31, 2023, compared to the same period in the prior year, driven by increased group and transient demand, which contributed to increased rooms and food and beverage revenues, as well as higher ADR in most markets. The year ended December 31, 2022 was also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
Non-comparable owned and leased hotels revenues decreased during the year ended December 31, 2023, compared to the same period in the prior year, primarily driven by net disposition activity in 2022, partially offset by increased revenues at a recently renovated hotel in the United States.

		Year Ended December 31,
		RevPAR		Occupancy		ADR
	Number of comparable hotels	2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable owned and leased hotels	26	$201	15.5%	71.9%	6.5% pts	$279	5.1%
The increase in RevPAR at our comparable owned and leased hotels during the year ended December 31, 2023, compared to the same period in 2022, was driven by strong group demand, growth in transient travel, and increased ADR. The year ended December 31, 2022 was also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
During the year ended December 31, 2023, no properties were removed from the comparable owned and leased hotels results.

Owned and leased hotels segment Adjusted EBITDA.

	Year Ended December 31,
	2023	2022	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$248	$252	$(4)	(1.6)%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	64	55	9	16.8%
Segment Adjusted EBITDA	$312	$307	$5	1.7%
Noncomparable owned and leased hotels Adjusted EBITDA decreased during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to disposition activity in 2022. Comparable owned and leased hotels Adjusted EBITDA increased during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to higher demand and ADR in most markets, partially offset by increased fixed and variable expenses, most notably payroll and related costs. The increase in Adjusted EBITDA at our comparable owned and leased hotels during the year ended December 31, 2023, compared to the same period in the prior year, was also driven by the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022.
Our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA increased during the year ended December 31, 2023, compared to the same period in 2022, primarily driven by improved hotel performance and the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022.
Americas management and franchising segment revenues.

	Year Ended December 31,
	2023	2022	Better / (Worse)
Segment revenues
Management, franchise, license, and other fees	$544	$479	$65	13.5%
Contra revenue	(26)	(24)	(2)	(7.7)%
Other revenues	82	119	(37)	(30.2)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	2,667	2,271	396	17.4%
Total segment revenues	$3,267	$2,845	$422	14.8%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
The increase in management, franchise, license, and other fees during the year ended December 31, 2023, compared to the year ended December 31, 2022, was driven by increases in management and franchise fees primarily due to strong demand in both group and transient business, as well as portfolio growth. The decrease in other revenues was driven by the Destination Residential Management business, which was sold during the third quarter of 2023, and prior to the sale, experienced a decline in operations as certain properties were negatively impacted by the wildfires on the island of Maui, Hawaii during the year ended December 31, 2023.

		Year Ended December 31,
	Number of comparable hotels	RevPAR		Occupancy		ADR
		2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable Americas system-wide hotels	700	$148	9.0%	69.0%	3.5% pts	$214	3.5%
The RevPAR increase at our comparable Americas system-wide hotels during the year ended December 31, 2023, compared to the year ended December 31, 2022, was driven by improved group and transient travel. The year ended December 31, 2022 was also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
During the year ended December 31, 2023, we removed 11 properties from the comparable Americas system-wide hotels results as nine properties left the portfolio, one property temporarily suspended operations, and one property underwent a significant renovation.

Americas management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2023	2022	Better / (Worse)
Segment Adjusted EBITDA	$469	$422	$47	11.2%
Adjusted EBITDA increased during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily driven by the increase in management and franchise fees, partially offset by an increase in selling, general, and administrative expenses, primarily due to payroll and related costs. Additionally, during the year ended December 31, 2023, compared to the year ended December 31, 2022, the decrease in other revenues was partially offset by a decrease in other direct costs related to the Destination Residential Management business, due to both the aforementioned sale and impact of the wildfires on operations during the year ended December 31, 2023.
ASPAC management and franchising segment revenues.

	Year Ended December 31,
	2023	2022	Better / (Worse)
Segment revenues
Management, franchise, license, and other fees	$170	$99	$71	71.1%
Contra revenue	(3)	(2)	(1)	(44.3)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	155	157	(2)	(1.1)%
Total segment revenues	$322	$254	$68	26.7%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
Management, franchise, license, and other fees increased during the year ended December 31, 2023, compared to the same period in the prior year, due to increases in management fees across most markets driven by strong demand and ADR. In Greater China, management fees increased due to the easing of COVID-19 pandemic travel restrictions.

		Year Ended December 31,
	Number of comparable hotels	RevPAR		Occupancy		ADR
		2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable ASPAC system-wide hotels	199	$116	60.3%	69.5%	18.3% pts	$167	18.0%
Comparable ASPAC system-wide hotels RevPAR increased during the year ended December 31, 2023, compared to the same period in the prior year, due to increased demand and ADR in all markets, with the increase in Greater China primarily due to travel restrictions being eased resulting in RevPAR rates exceeding pre-COVID-19 pandemic levels beginning in the second quarter of 2023.
During the year ended December 31, 2023, we removed six properties from the comparable ASPAC system-wide hotels results as three properties are undergoing significant renovations, two properties left the hotel portfolio, and one property experienced a seasonal closure.
ASPAC management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2023	2022	Better / (Worse)
Segment Adjusted EBITDA	$126	$54	$72	131.9%
Adjusted EBITDA increased during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily driven by the increase in management fees.

EAME management and franchising segment revenues.

	Year Ended December 31,
	2023	2022	Better / (Worse)
Segment revenues
Management, franchise, license, and other fees	$90	$84	$6	7.9%
Contra revenue	(13)	(4)	(9)	(236.6)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	96	78	18	22.8%
Total segment revenues	$173	$158	$15	9.6%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
The increase in management, franchise, license, and other fees during the year ended December 31, 2023, compared to the year ended December 31, 2022, was driven by increases in management and franchise fees, primarily in Western, Southern, and Northern Europe, due to higher demand and ADR resulting from travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022. The management and franchise fees increase was partially offset by decreased other fees as the year ended December 31, 2022 benefited from fees related to the termination of a management contract for a hotel in the pipeline.

		Year Ended December 31,
	Number of comparable hotels	RevPAR		Occupancy		ADR
		2023	vs. 2022 (in constant $)	2023	vs. 2022	2023	vs. 2022 (in constant $)
Comparable EAME system-wide hotels	95	$160	15.6%	67.9%	6.3% pts	$236	4.9%
Comparable EAME system-wide hotels RevPAR increased during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily driven by increased demand and ADR throughout most markets driven in part by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
During the year ended December 31, 2023, we removed three properties from the comparable EAME system-wide hotels results as two properties left the hotel portfolio and one property underwent a significant renovation.
EAME management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2023	2022	Better / (Worse)
Segment Adjusted EBITDA	$61	$47	$14	30.4%
Adjusted EBITDA increased during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the increases in management and franchise fees and decreases in selling, general, and administrative expenses driven by the reversal of bad debt reserves on certain receivables.

Apple Leisure Group segment revenues.

	Year Ended December 31,
	2023	2022	Better / (Worse)
Segment revenues
Owned and leased hotels	$28	$21	$7	31.7%
Management, franchise, license, and other fees	152	146	6	4.0%
Contra revenue	(5)	(1)	(4)	(379.7)%
Distribution and destination management	1,032	986	46	4.7%
Other revenues	189	137	52	37.7%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (1)	140	114	26	22.9%
Total segment revenues	$1,536	$1,403	$133	9.5%
(1) See "—Results of Operations" for further discussion regarding the increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.
Owned and leased hotels revenues increased during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to increased Net Package RevPAR.
Management, franchise, license, and other fees increased during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to improved hotel performance, which resulted in increased base management fees and fees from hotel services, partially offset by decreased incentive management fees as hotel profits were negatively impacted by currency translation.
Distribution and destination management revenues increased during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to higher pricing. This increase was partially offset as 2022 experienced unseasonably high demand during the third quarter and included certain credits, which did not recur in 2023. The year ended December 31, 2022 was also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
Other revenues increased during the year ended December 31, 2023, compared to the same periods in the prior year, primarily driven by amortization of incremental Unlimited Vacation Club membership contracts, which continue to be signed at higher average prices.
Segment revenues during the year ended December 31, 2022 were negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.

		Year Ended December 31,
		Net Package RevPAR		Occupancy		Net Package ADR
	Number of comparable hotels	2023	vs. 2022 (in reported $)	2023	vs. 2022	2023	vs. 2022 (in reported $)
Comparable ALG system-wide hotels	77	$216	13.6%	74.9%	3.4% pts	288	8.4%
The Net Package RevPAR increase at our comparable ALG system-wide hotels during the year ended December 31, 2023, compared to the year ended December 31, 2022, was driven by strong Net Package ADR. The year ended December 31, 2022 was also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
During the year ended December 31, 2023, we removed five properties from the comparable ALG system-wide hotels results as three properties experienced seasonal closures, one property will be closed for an extended period due to hurricane damage, and one property left the hotel portfolio.

Apple Leisure Group segment Adjusted EBITDA.

	Year Ended December 31,
	2023	2022	Change
Segment Adjusted EBITDA	$199	$231	$(32)	(14.0)%

Net Deferral activity
Increase in deferred revenue	$191	$199	$(8)	(4.1)%
Increase in deferred costs	(100)	(105)	5	4.8%
Net Deferrals	$91	$94	$(3)	(3.4)%
Increase in Net Financed Contracts	$67	$63	$4	6.9%
Adjusted EBITDA decreased during the year ended December 31, 2023, compared to the year ended December 31, 2022, as the aforementioned increases in revenues were more than offset by increased expenses within the Unlimited Vacation Club paid membership program and ALG Vacations. The increase in other direct costs related to the Unlimited Vacation Club were primarily driven by increased marketing and overhead costs from incremental contract sales as well as increased amortization of deferred commission expenses related to membership contract sales. The increase in distribution and destination management expenses related to ALG Vacations was driven by certain variable overhead expenses and the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022. Further, the year ended December 31, 2022 included certain credits for ALG Vacations, which did not recur in 2023.
During the year ended December 31, 2023, Net Deferrals increased due to the sale of the Unlimited Vacation Club membership contracts. The increase was less than the increase during the year ended December 31, 2022 due to higher recognition of revenues and expenses in the current period as a result of incremental Unlimited Vacation Club membership contracts. Net Financed Contracts increased during the year ended December 31, 2023, compared to the year ended December 31, 2022, due to Unlimited Vacation Club membership contract sales and higher pricing.
Net Deferrals represent cash received in the period for both membership down payments and monthly installment payments on financed contracts, less cash paid for costs incurred to sell new contracts, net of revenues and expenses recognized on our consolidated statements of income (loss) during the period.
Net Financed Contracts represent contractual future cash flows due to the Company over an average term of less than 4 years, less expenses that will be incurred to fulfill the contract, net of monthly cash installment payments received during the period. At December 31, 2023 and December 31, 2022, the Net Financed Contract balances not recorded on our consolidated balance sheet were $253 million and $186 million, respectively.
Corporate and other.

	Year Ended December 31,
	2023	2022	Better / (Worse)
Revenues	$113	$65	$48	74.6%
Adjusted EBITDA	$(139)	$(154)	$15	9.9%
Revenues increased during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily driven by commission fee revenues related to Mr & Mrs Smith and license fee revenues and other revenues related to our co-branded credit card programs. These increases were partially offset by higher expenses related to our co-branded credit card programs and certain selling, general, and administrative expenses, primarily related to Mr & Mrs Smith.

Non-GAAP Measure Reconciliation
The table below provides a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA:

	Year Ended December 31,
	2023	2022	Change
Net income (loss) attributable to Hyatt Hotels Corporation	$220	$455	$(235)	(51.5)%
Interest expense	145	150	(5)	(3.4)%
(Benefit) provision for income taxes	90	(92)	182	197.8%
Depreciation and amortization	397	426	(29)	(6.7)%
EBITDA	852	939	(87)	(9.3)%
Contra revenue	47	31	16	51.2%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(3,058)	(2,620)	(438)	(16.7)%
Costs incurred on behalf of managed and franchised properties	3,144	2,632	512	19.4%
Equity (earnings) losses from unconsolidated hospitality ventures	1	(5)	6	126.6%
Stock-based compensation expense	75	61	14	22.0%
Gains on sales of real estate and other	(18)	(263)	245	93.5%
Asset impairments	30	38	(8)	(21.1)%
Other (income) loss, net	(108)	40	(148)	(369.1)%
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	64	55	9	16.8%
Adjusted EBITDA	$1,029	$908	$121	13.4%
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
During the year ended December 31, 2023, we issued senior notes for approximately $596 million of net proceeds from the sale, which was used, together with cash on hand, to repay $638 million of certain outstanding senior notes at maturity. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements" for additional information.
We expect to successfully execute our commitment announced in August 2021 to realize $2.0 billion of gross proceeds from the disposition of owned assets, net of acquisitions, by the end of 2024. As of February 23, 2024, we have realized $961 million of proceeds from the net disposition of owned assets as part of this commitment. On February 9, 2024, we completed the sale of the entities that own Hyatt Regency Aruba Resort Spa and Casino for a sales price of $240 million, including $41 million of seller financing. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 7 to our Consolidated Financial Statements" for additional information.
We may, from time to time, seek to retire or purchase our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an ASR transaction. Such repurchases or exchanges, if any, will depend on prevailing market conditions, restrictions in our existing or future financing arrangements, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. During the year ended December 31, 2023, we returned $453 million of capital to our stockholders through share repurchases, and we paid $47 million of quarterly dividends.

We believe that our cash position, short-term investments, cash from operations, borrowing capacity under our revolving credit facility, and access to the capital markets will be adequate to meet all of our funding requirements and capital deployment objectives in both the short term and long term.
Recent Transactions Affecting Our Liquidity and Capital Resources
During the years ended December 31, 2023 and December 31, 2022, various transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Year Ended December 31,
	2023	2022
Cash provided by (used in):
Operating activities	$800	$674
Investing activities	(365)	416
Financing activities	(578)	(1,106)
Effect of exchange rate changes on cash	(2)	18
Cash and cash equivalents reclassified to assets held for sale	(3)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(148)	$2
Cash Flows from Operating Activities
Cash provided by operating activities increased $126 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, due to strong performance across the portfolio and a decrease in cash paid for interest, partially offset by an increase in cash paid for taxes.
Cash Flows from Investing Activities
2023 Activity:
•We invested $198 million in capital expenditures (see "—Capital Expenditures").
•We acquired Dream Hotel Group for $125 million of cash.
•We acquired Mr & Mrs Smith for £58 million, approximately $72 million of cash, or $50 million net of cash acquired, using exchange rates as of the acquisition date.
•We issued $43 million of financing receivables.
•We invested $30 million in a convertible debt security.
•We transferred $10 million of cash related to advanced deposits to the buyer of the Destination Residential Management business.
•We received $93 million of net proceeds from the sale of marketable securities and short-term investments.
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
Cash Flows from Financing Activities
2023 Activity:
•We repaid certain of our outstanding senior notes at maturity for approximately $642 million, inclusive of $4 million of accrued interest.
•We repurchased 4,123,828 shares of Class A common stock for an aggregate purchase price of $453 million, inclusive of the payment of a $9 million liability for the repurchase of 106,116 shares recorded at December 31, 2022.
•We paid three quarterly $0.15 per share cash dividends on outstanding shares of Class A and Class B common stock totaling $47 million.
•We repurchased $18 million of certain senior notes.
•We issued senior notes and received approximately $596 million of net proceeds, after deducting $4 million of underwriting discounts and other offering expenses.
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
•We repurchased $58 million of certain senior notes.
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

	December 31, 2023	December 31, 2022
Consolidated debt (1)	$3,056	$3,113
Stockholders' equity	3,564	3,699
Total capital	6,620	6,812
Total debt-to-total capital	46.2%	45.7%
Consolidated debt (1)	3,056	3,113
Less: Cash and cash equivalents and short-term investments (2)	(896)	(1,149)
Net consolidated debt	$2,160	$1,964
Net debt-to-total capital	32.6%	28.8%
(1) Excludes approximately $548 million and $538 million of our share of unconsolidated hospitality venture indebtedness at December 31, 2023 and December 31, 2022, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
(2) Excludes approximately $3 million of cash and cash equivalents reclassified to assets held for sale at December 31, 2023.
Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance and technology, enhancements to existing properties, and other. We have been, and will continue to be, disciplined with respect to our capital spending, taking into account our cash flows from operations.

	Year Ended December 31,
	2023	2022
Maintenance and technology	$130	$101
Enhancements to existing properties	68	93
Other	—	7
Total capital expenditures	$198	$201
The decrease in capital expenditures is primarily driven by renovation spend at certain owned hotels in 2022, partially offset by renovations of a recently acquired property in 2023 and increased maintenance and technology spend. Total capital expenditures for the years ended December 31, 2023 and December 31, 2022 included $28 million and $26 million, respectively, related to ALG. Our capital expenditures continue to be below pre-COVID-19 pandemic levels, primarily as a result of our net dispositions of owned assets.
Senior Notes
The table below sets forth the outstanding principal balance of our various series of senior unsecured notes (collectively, the "Senior Notes") at December 31, 2023, as described in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements." Interest on the outstanding Senior Notes is payable semi-annually.

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
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at December 31, 2023.
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
Our revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions. At both December 31, 2023 and December 31, 2022, we had no loan balance outstanding. At both December 31, 2023 and December 31, 2022, we had $4 million outstanding undrawn letters of credit issued under our revolving credit facility, and reduced availability thereunder. At December 31, 2023, we had $1,496 million of borrowing capacity available under our Revolving Credit Facility, net of outstanding undrawn letters of credit. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements."
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
At December 31, 2023, the interest rate for a one month Adjusted Term SOFR borrowing under our revolving credit facility would have been 6.505%, or Adjusted Term SOFR, inclusive of a 0.100% credit spread adjustment, of 5.455% plus the applicable margin of 1.050%.

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
The revolving credit facility also contains a financial covenant that limits our maximum leverage, consisting of the ratio of Consolidated Adjusted Funded Debt to Consolidated EBITDA, each as defined in the revolving credit facility, to not more than 4.5 to 1. The financial covenant is measured quarterly. Our outstanding Senior Notes do not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios.
Letters of Credit
We issue letters of credit either under the revolving credit facility as discussed above or directly with financial institutions. We had $256 million and $263 million in letters of credit issued directly with financial institutions outstanding at December 31, 2023 and December 31, 2022, respectively. At December 31, 2023, these letters of credit, which mature on various dates through 2024, had weighted-average fees of approximately 159 basis points. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
Surety and Other Bonds
Surety and other bonds issued on our behalf were $253 million at December 31, 2023 and are generally off-balance sheet arrangements. These primarily relate to our insurance programs, litigation, taxes, licenses, liens, and utilities for our lodging operations. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
Other Indebtedness and Future Debt Maturities
Excluding $3,035 million of Senior Notes, all other third-party indebtedness was $21 million, net of $13 million of unamortized discounts and deferred financing fees, at December 31, 2023.
At December 31, 2023, $751 million of our outstanding debt will mature within the next 12 months. We believe we will have adequate liquidity to repay or refinance our current debt obligations.
Contractual Obligations
Our significant contractual obligations at December 31, 2023 include debt, finance and operating lease obligations, purchase obligations, and other commitments, primarily related to deferred compensation plan liabilities.
Our short-term and long-term debt obligations are discussed above and in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements," and our short-term and long-term finance and operating lease obligations are discussed in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 8 to our Consolidated Financial Statements."
Purchase obligations at December 31, 2023 were $15 million, which are due in the short term and primarily consist of construction and renovation commitments at certain owned hotels.
Other commitments primarily consist of deferred compensation plan liabilities, with $5 million due in the short term and $515 million due in the long term. This excludes $407 million in long-term income taxes payable due to the uncertainty related to the timing of the reversal of those liabilities.
We enter into contracts with certain airlines for commercial air transportation provided by third-party air carriers and chartered air transportation provided by ALG Vacations. Obligations under these contracts are due in the short term and may be renegotiated based on customer demand.
Guarantee Commitments
We enter into performance guarantees with third-party owners related to certain hotels we manage, which require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. Under these performance guarantees, we may be required to fund up to $30 million within the next 12 months and up to $74 million thereafter. Through acquisitions, we acquired certain management and hotel services agreements with performance guarantees based on annual performance levels. Contract terms within certain management and hotel services agreements limit our exposure, and therefore, we are unable to reasonably estimate our maximum potential future payments under these guarantees.
We also enter into debt repayment guarantees with respect to certain unconsolidated hospitality ventures and certain managed or franchised hotels. Our debt repayment guarantee commitments include $268 million that expire within the next 12 months and $72 million that expire thereafter. Certain of the underlying debt agreements have extension periods which are not reflected in the aforementioned figures. With respect to certain of these guarantees, we have reimbursement agreements with our unconsolidated hospitality venture partners or the respective third-party owners or franchisees that reduce our maximum potential future payments and are not reflected above.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
Investment Commitments
Our investment commitments represent our commitment, under certain conditions, to lend, provide certain consideration to, or invest in various business ventures. At December 31, 2023, we expect to fund commitments of $135 million within the next 12 months and $342 million thereafter. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
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
Loyalty Program Future Redemption Obligation and Revenue Recognition
We utilize an actuary to assist with the valuation of the deferred revenue liability related to the loyalty program. Changes in the estimates, including the anticipated timing of future point redemptions and an estimate of the breakage for points that will not be redeemed, could result in further material changes to our liability and the amount of revenues we recognize when redemptions occur. See Part IV, Item 15 "Exhibits and Financial Statement Schedule—Note 3 to our Consolidated Financial Statements."
At December 31, 2023, our total deferred revenue liability related to the loyalty program was $1,130 million. A 10% decrease in the breakage assumption would increase our deferred revenue liability related to the loyalty program by approximately $62 million.
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
Acquisitions
Assets acquired and liabilities assumed in acquisitions are recorded at fair value as of the acquisition date. We use judgment to determine the fair value of the assets or businesses acquired and to allocate the fair value to identifiable tangible and intangible assets. Generally, tangible assets acquired include property and equipment, and intangible assets acquired may include management and hotel services agreement and franchise agreement intangibles, brand intangibles, customer relationships intangibles, other intangibles, or goodwill in a business combination. Changes to the significant assumptions or factors used to determine fair value, in particular, assumptions related to cash flow projections, including revenue projections, and the selection of discount rates, could affect the measurement and allocation of fair value. See Part IV, Item 15 "Exhibits and Financial Statement Schedule—Note 7 and Note 9 to our Consolidated Financial Statements."
Contingent Consideration
Contingent consideration payable arising from acquisitions is recorded at fair value as a liability on the acquisition date and remeasured at each reporting date. In order to estimate the fair value, we generally utilize a Monte Carlo simulation to model the probability of possible outcomes. Changes to the significant assumptions or factors used to determine fair value, in particular, assumptions related to the selection of discount rates, probabilities of achieving the contractual objectives, and timing of payments, could affect the fair value measurement upon acquisition and each reporting period thereafter.
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
See Part IV, Item 15 "Exhibits and Financial Statement Schedule—Note 7 and Note 15 to our Consolidated Financial Statements."
Goodwill and Indefinite-Lived Intangible Assets
We evaluate goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year using balances at October 1 and at interim dates if indicators of impairment exist.
We are required to apply judgment when determining whether or not impairment indicators exist. The determination of the occurrence of a triggering event is based on our knowledge of the hospitality industry, historical experience, location of the property or properties, market conditions, and specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. Judgment is also required in determining the assumptions and estimates used when calculating the fair value of the reporting unit or the indefinite-lived intangible asset.
Historically, changes in estimates used in the goodwill and indefinite-lived intangible assets valuations have not resulted in material impairment charges in subsequent periods, and at December 31, 2023, changes in certain assumptions and estimates used in the fair value calculations, including a 10% decline in the underlying cash flows or a 1% increase in the discount rate or terminal capitalization rate, would not result in a material impairment charge. In periods close to an acquisition, we would expect fair value to approximate carrying value and do not consider this to be indicative of an impairment risk, absent other factors. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 9 to our Consolidated Financial Statements."
Property and Equipment, Operating Lease ROU Assets, and Definite-Lived Intangible Assets
We evaluate property and equipment, operating lease ROU assets, and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing it to the projected undiscounted cash flows of the assets. We use judgment to determine whether indicators of impairment exist and consider our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and property-specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When an indicator of impairment exists, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable.

Changes in economic and operating conditions impacting these estimates and judgments could result in impairments to our long-lived assets in future periods. Historically, changes in estimates used in the property and equipment and definite-lived intangible assets impairment assessment have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates. See Part IV, Item 15 "Exhibits and Financial Statement Schedule—Note 5 and Note 9 to our Consolidated Financial Statements."
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
At December 31, 2023, we had $314 million of total operating lease liabilities recorded on our consolidated balance sheet. A 1% decrease in our estimated IBR would increase our total operating lease liabilities by approximately $23 million.
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
We evaluate tax positions taken or expected to be taken on a tax return to determine whether they are more likely than not of being sustained, assuming that the tax reporting positions will be examined by taxing authorities with full knowledge of all relevant information, prior to recording the related tax benefit in our consolidated financial statements. If a position does not meet the more likely than not standard, the benefit cannot be recognized. Assumptions, judgments, and estimates are required to determine whether the "more likely than not" standard has been met when developing the provision for income taxes. A change in the assessment of the "more likely than not" standard with respect to a position could materially impact our consolidated financial statements. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to our Consolidated Financial Statements."
Deferred Income Taxes – Valuation Allowance
We assess the realizability of our deferred tax assets quarterly and recognize a valuation allowance when it is more likely than not that some or all of our deferred tax assets are not realizable. This assessment is completed on a jurisdiction-by-jurisdiction basis and relies on the weight of all positive and negative evidence available. Cumulative pre-tax losses for a three-year period are considered significant objective negative evidence that some or all of our deferred tax assets may not be realizable. Cumulative reported pre-tax income is considered objectively verifiable positive evidence of our ability to generate positive pre-tax income in the future. In accordance with GAAP, when there is a recent history of pre-tax losses, there is little weight placed on forecasts for purposes of assessing the recoverability of our deferred tax assets. Judgment is required when considering the relative impact of positive and negative evidence. The weight given to the potential effect of positive and negative evidence is commensurate with the extent that it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary to support a conclusion that a valuation allowance is not needed. We consider the availability of objectively verifiable evidence in determining our ability to utilize deferred tax assets. We use systematic and logical methods to estimate when deferred tax liabilities will reverse and generate taxable income and when deferred tax assets will reverse and generate tax deductions. Assumptions, judgment, and the use of estimates are required when estimating future income and scheduling the reversal of deferred tax assets and liabilities, and the exercise is inherently complex and subjective. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to our Consolidated Financial Statements."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk, primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At December 31, 2023, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
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
At both December 31, 2023 and December 31, 2022, we did not hold any interest rate swap or interest rate lock contracts.
The following table sets forth the contractual maturities and the total fair values at December 31, 2023 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2024	2025	2026	2027	2028	Thereafter	Total carrying amount (1)	Total fair value (1)
Fixed-rate debt	$746	$450	$400	$600	$399	$440	$3,035	$3,032
Average interest rate (2)							4.42%
Floating-rate debt (3)	$4	$4	$4	$4	$4	$8	$28	$30
Average interest rate (2)							8.02%
(1) Excludes $6 million of finance lease obligations and $13 million of unamortized discounts and deferred financing fees.
(2) Average interest rate at December 31, 2023.
(3) Includes Grand Hyatt Rio de Janeiro loan, which had an 8.02% interest rate at December 31, 2023.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amount of the outstanding forward contracts, which relate to intercompany transactions, with terms of less than one year were $142 million and $155 million at December 31, 2023 and December 31, 2022, respectively.
We intend to offset the gains and losses related to our third-party debt and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on our annual net income (loss). At December 31, 2023, a hypothetical 10% change in foreign currency exchange rates would result in an immaterial change in the fair value of the hedging instruments.
During the years ended December 31, 2023, December 31, 2022, and December 31, 2021, the effects of these derivative instruments resulted in $6 million of net losses, $18 million of net gains, and $6 million of net gains, respectively, recognized in other income (loss), net on our consolidated statements of income (loss). We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect on our net income (loss). At both December 31, 2023 and December 31, 2022, we had $1 million of liabilities recorded in accrued expenses and other current liabilities on our consolidated balance sheet related to derivative instruments.
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
Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III

Item 10.    Directors, Executive Officers, and Corporate Governance.
The following information with respect to our board of directors is presented as of February 23, 2024:

Name	Age	Position	Principal Employment
Thomas J. Pritzker	73	Executive Chairman of the Board	Executive Chairman, The Pritzker Organization, LLC
Mark S. Hoplamazian	60	President, Chief Executive Officer and Director	President and Chief Executive Officer, Hyatt Hotels Corporation
Paul D. Ballew	60	Director	Chief Data and Analytics Officer, The National Football League
Alessandro Bogliolo	58	Director	Retired
Susan D. Kronick	72	Director	Retired
Cary D. McMillan	65	Director	Retired
Heidi O'Neill	59	Director	President of Consumer and Marketplace, Nike, Inc.
Jason Pritzker	44	Director	Managing Director and Vice Chairman, The Pritzker Organization, LLC
Michael A. Rocca	79	Director	Retired
Dion Camp Sanders	49	Director	Chief Emerging Business Officer, Peloton Interactive, Inc.
Richard C. Tuttle	68	Director	Founding Principal, Prospect Partners, LLC
James H. Wooten, Jr.	75	Director	Retired
The other information required by this Item 10 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2023 pursuant to Regulation 14A under the Exchange Act in connection with our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.
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
Item 11.    Executive Compensation.
The information required by this Item 11 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2023 pursuant to Regulation 14A under the Exchange Act in connection with our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2023 pursuant to Regulation 14A under the Exchange Act in connection with our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2023 pursuant to Regulation 14A under the Exchange Act in connection with our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2023 pursuant to Regulation 14A under the Exchange Act in connection with our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedule.
The following documents are filed as part of this annual report.
(a)    Financial Statements
The following consolidated financial statements are included in this annual report on the pages indicated:
(b)    Financial Statement Schedule
The following financial statement schedule is included in this annual report on the page indicated:

Page
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2023, December 31, 2022, and December 31, 2021	SCHII-1
(c)    Exhibits
The Exhibit Index follows Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2023, December 31, 2022, and December 31, 2021 and is incorporated herein by reference.
Item 16.    Form 10-K Summary.
Omitted at registrant's option.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYATT HOTELS CORPORATION

	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer

Date: February 23, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark S. Hoplamazian	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2024
Mark S. Hoplamazian
/s/ Joan Bottarini	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2024
Joan Bottarini
/s/ Thomas J. Pritzker	Executive Chairman of the Board	February 23, 2024
Thomas J. Pritzker
/s/ Paul D. Ballew	Director	February 23, 2024
Paul D. Ballew
/s/ Alessandro Bogliolo	Director	February 23, 2024
Alessandro Bogliolo
/s/ Susan D. Kronick	Director	February 23, 2024
Susan D. Kronick
/s/ Cary D. McMillan	Director	February 23, 2024
Cary D. McMillan
/s/ Heidi O'Neill	Director	February 23, 2024
Heidi O'Neill
/s/ Jason Pritzker	Director	February 23, 2024
Jason Pritzker
/s/ Michael A. Rocca	Director	February 23, 2024
Michael A. Rocca
/s/ Dion Camp Sanders	Director	February 23, 2024
Dion Camp Sanders
/s/ Richard C. Tuttle	Director	February 23, 2024
Richard C. Tuttle
/s/ James H. Wooten, Jr.	Director	February 23, 2024
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
Management assessed the effectiveness of Hyatt Hotels Corporation's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that Hyatt Hotels Corporation maintained effective internal control over financial reporting as of December 31, 2023. There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Hyatt Hotels Corporation's internal control over financial reporting as of December 31, 2023. That report is included in Item 15 of this Annual Report on Form 10-K.

/s/ Mark S. Hoplamazian
Mark S. Hoplamazian President & Chief Executive Officer

/s/ Joan Bottarini
Joan Bottarini Executive Vice President, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Hyatt Hotels Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hyatt Hotels Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Deferred Revenue Related to the Loyalty Program – Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company operates the loyalty program for the benefit of the Hyatt portfolio of properties during the period of their participation in the loyalty program. The Company's estimate of the value of the deferred revenue liability related to the loyalty program ("the liability") is $1,130 million as of December 31, 2023 and is actuarially determined based on the anticipated timing and value of future point redemptions, including an estimate of the breakage for points that will not be redeemed. Changes in the estimates used in the determination of the liability could result in a material change to the liability.
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
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 23, 2024
We have served as the Company's auditor since 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Hyatt Hotels Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Hyatt Hotels Corporation and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
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
February 23, 2024

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Years Ended December 31, 2023, December 31, 2022, and December 31, 2021
(In millions of dollars, except per share amounts)

	2023	2022	2021
REVENUES:
Owned and leased hotels	$1,339	$1,235	$838
Management, franchise, license, and other fees	985	808	418
Contra revenue	(47)	(31)	(35)
Net management, franchise, license, and other fees	938	777	383
Distribution and destination management	1,032	986	115
Other revenues	300	273	109
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	3,058	2,620	1,583
Total revenues	6,667	5,891	3,028
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,022	916	725
Distribution and destination management	848	775	112
Depreciation and amortization	397	426	310
Other direct costs	336	280	127
Selling, general, and administrative	615	464	366
Costs incurred on behalf of managed and franchised properties	3,144	2,632	1,639
Direct and selling, general, and administrative expenses	6,362	5,493	3,279
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	55	(75)	43
Equity earnings (losses) from unconsolidated hospitality ventures	(1)	5	28
Interest expense	(145)	(150)	(163)
Gains on sales of real estate and other	18	263	414
Asset impairments	(30)	(38)	(8)
Other income (loss), net	108	(40)	(19)
INCOME BEFORE INCOME TAXES	310	363	44
BENEFIT (PROVISION) FOR INCOME TAXES	(90)	92	(266)
NET INCOME (LOSS)	220	455	(222)
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$220	$455	$(222)
EARNINGS (LOSSES) PER SHARE—Basic
Net income (loss)	$2.10	$4.17	$(2.13)
Net income (loss) attributable to Hyatt Hotels Corporation	$2.10	$4.17	$(2.13)
EARNINGS (LOSSES) PER SHARE—Diluted
Net income (loss)	$2.05	$4.09	$(2.13)
Net income (loss) attributable to Hyatt Hotels Corporation	$2.05	$4.09	$(2.13)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2023, December 31, 2022, and December 31, 2021
(In millions of dollars)

	2023	2022	2021
Net income (loss)	$220	$455	$(222)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $(3), $—, and $1 for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively	46	4	(61)
Available-for-sale debt securities unrealized fair value adjustments, net of tax of $(4), $4, and $— for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively	15	(10)	(2)
Derivative instrument adjustments, net of tax of $(1), $(1), and $— for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively	6	5	7
Pension liabilities adjustments, net of tax of $—, $(1), and $— for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively	—	4	3
Other comprehensive income (loss)	67	3	(53)
COMPREHENSIVE INCOME (LOSS)	287	458	(275)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$287	$458	$(275)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2023 and December 31, 2022
(In millions of dollars, except share and per share amounts)

	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$881	$991
Restricted cash	34	39
Short-term investments	15	158
Receivables, net of allowances of $50 and $63 at December 31, 2023 and December 31, 2022, respectively	883	834
Inventories	9	9
Prepaids and other assets	195	180
Prepaid income taxes	51	39
Assets held for sale	62	—
Total current assets	2,130	2,250
Equity method investments	211	178
Property and equipment, net	2,340	2,384
Financing receivables, net of allowances of $42 and $44 at December 31, 2023 and December 31, 2022, respectively	73	60
Operating lease right-of-use assets	369	385
Goodwill	3,205	3,101
Intangibles, net	1,670	1,668
Deferred tax assets	358	257
Other assets	2,477	2,029
TOTAL ASSETS	$12,833	$12,312
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$751	$660
Accounts payable	493	500
Accrued expenses and other current liabilities	468	415
Current contract liabilities	1,598	1,438
Accrued compensation and benefits	210	235
Current operating lease liabilities	41	39
Liabilities held for sale	17	—
Total current liabilities	3,578	3,287
Long-term debt	2,305	2,453
Long-term contract liabilities	1,759	1,495
Long-term operating lease liabilities	273	298
Other long-term liabilities	1,351	1,077
Total liabilities	9,266	8,610
Commitments and contingencies (see Note 15)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding at both December 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 44,275,818 issued and outstanding at December 31, 2023, and Class B common stock, $0.01 par value per share, 390,751,535 shares authorized, 58,757,123 shares issued and outstanding at December 31, 2023. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 47,482,787 issued and outstanding at December 31, 2022, and Class B common stock, $0.01 par value per share, 390,912,161 shares authorized, 58,917,749 shares issued and outstanding at December 31, 2022	1	1
Additional paid-in capital	—	318
Retained earnings	3,738	3,622
Accumulated other comprehensive loss	(175)	(242)
Total stockholders' equity	3,564	3,699
Noncontrolling interests in consolidated subsidiaries	3	3
Total equity	3,567	3,702
TOTAL LIABILITIES AND EQUITY	$12,833	$12,312

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, December 31, 2022, and December 31, 2021
(In millions of dollars)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$220	$455	$(222)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gains on sales of real estate and other	(18)	(263)	(414)
Depreciation and amortization	397	426	310
Amortization of share awards	75	61	59
Amortization of operating lease right-of-use assets	42	35	27
Deferred income taxes	(125)	(259)	200
Asset impairments	30	38	8
Equity (earnings) losses from unconsolidated hospitality ventures	1	(5)	(28)
Contra revenue	47	31	35
Loss on extinguishment of debt	—	9	2
Unrealized (gains) losses, net	(36)	55	(14)
Distributions from unconsolidated hospitality ventures	9	16	2
Contingent consideration liability fair value adjustment	9	—	—
Other	(54)	(92)	(38)
Increase (decrease) in cash attributable to changes in assets and liabilities
Receivables, net	—	(209)	(85)
Prepaid income taxes	(24)	2	255
Prepaids and other assets	(66)	(114)	(54)
Other long-term assets	(92)	(110)	(10)
Accounts payable, accrued expenses, and other current liabilities	(29)	96	87
Contract liabilities	492	491	213
Operating lease liabilities	(43)	(35)	(25)
Accrued compensation and benefits	(22)	46	33
Other long-term liabilities	(13)	—	(25)
Other, net	—	—	(1)
Net cash provided by operating activities	$800	$674	$315
(Continued)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, December 31, 2022, and December 31, 2021
(In millions of dollars)

	2023	2022	2021
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	$(483)	$(952)	$(793)
Proceeds from marketable securities and short-term investments	576	1,060	1,240
Contributions to equity method and other investments	(43)	(8)	(29)
Return of equity method and other investments	7	54	98
Acquisitions, net of cash acquired	(175)	(174)	(2,916)
Capital expenditures	(198)	(201)	(111)
Issuance of financing receivables	(43)	(25)	(21)
Proceeds from financing receivables	1	17	7
Proceeds from sales of real estate and other, net of cash disposed	(10)	625	758
Other investing activities	3	20	(5)
Net cash provided by (used in) investing activities	(365)	416	(1,772)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of issuance costs of $4, $—, and $11, respectively	596	—	1,949
Repayments and repurchases of debt	(660)	(711)	(1,218)
Repurchases of common stock	(453)	(369)	—
Proceeds from issuance of Class A common stock, net of offering costs of $—, $—, and $25, respectively	—	—	575
Utilization of restricted cash for legal defeasance of Series 2005 Bonds	—	(8)	—
Dividends paid	(47)	—	—
Other financing activities	(14)	(18)	(18)
Net cash provided by (used in) financing activities	(578)	(1,106)	1,288
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2)	18	(3)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, INCLUDING CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CLASSIFIED WITHIN CURRENT ASSETS HELD FOR SALE	(145)	2	(172)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH RECLASSIFIED TO ASSETS HELD FOR SALE	(3)	—	—
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(148)	2	(172)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—BEGINNING OF YEAR	1,067	1,065	1,237
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—END OF YEAR	$919	$1,067	$1,065
(Continued)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, December 31, 2022, and December 31, 2021
(In millions of dollars)

Supplemental disclosure of cash flow information:

	2023	2022	2021
Cash and cash equivalents	$881	$991	$960
Restricted cash	34	39	57
Restricted cash included in other assets (see Note 10)	4	37	48
Total cash, cash equivalents, and restricted cash	$919	$1,067	$1,065

	2023	2022	2021
Cash paid during the period for interest	$115	$138	$145
Cash paid (received) during the period for income taxes, net	$153	$101	$(210)
Cash paid for amounts included in the measurement of operating lease liabilities	$54	$47	$41
Non-cash investing and financing activities are as follows:
Change in accrued capital expenditures	$9	$1	$2
Non-cash contributions to equity method and other investments (see Note 4, Note 7, Note 15)	$4	$—	$61
Non-cash issuance of financing receivables (see Note 7)	$—	$—	$11
Non-cash right-of-use assets obtained in exchange for operating lease liabilities	$16	$25	$16
Non-cash legal defeasance of Series 2005 Bonds (see Note 7)	$—	$166	$—
Non-cash reduction in right-of-use assets and operating lease liabilities for lease reassessment	$—	$13	$—
Non-cash held-to-maturity debt security received (see Note 7)	$—	$19	$—
Non-cash repurchases of common stock (see Note 16)	$—	$9	$—
Non-cash contingent consideration liability assumed in acquisition (see Note 7)	$107	$—	$—
Non-cash contingent consideration receivable recorded in disposition (see Note 7)	$28	$—	$—
Non-cash redemption of held-to-maturity debt security in exchange for equity method investment (see Note 4)	$32	$—	$—
Non-cash redemption of financing receivables	$20	$—	$—
Non-cash dividends declared (see Note 16)	$1	$—	$—
(Concluded)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2023, December 31, 2022, and December 31, 2021
(In millions except share and per share amounts)

	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries	Total
	Class A	Class B	Class A	Class B
BALANCE—January 1, 2021	39,250,241	62,038,918	$1	$—	$13	$3,389	$(192)	$3	$3,214
Total comprehensive loss	—	—	—	—	—	(222)	(53)	—	(275)
Employee stock plan issuance	46,311	—	—	—	4	—	—	—	4
Share-based payment activity	589,851	—	—	—	48	—	—	—	48
Class share conversions	2,385,647	(2,385,647)	—	—	—	—	—	—	—
Issuance of Class A common stock	8,050,000	—	—	—	575	—	—	—	575
BALANCE—December 31, 2021	50,322,050	59,653,271	$1	$—	$640	$3,167	$(245)	$3	$3,566
Total comprehensive income	—	—	—	—	—	455	3	—	458
Repurchases of common stock	(4,233,894)	—	—	—	(369)	—	—	—	(369)
Liability for repurchases of common stock (1)	—	—	—	—	(9)	—	—	—	(9)
Employee stock plan issuance	60,543	—	—	—	5	—	—	—	5
Share-based payment activity	598,566	—	—	—	51	—	—	—	51
Class share conversions	735,522	(735,522)	—	—	—	—	—	—	—
BALANCE—December 31, 2022	47,482,787	58,917,749	$1	$—	$318	$3,622	$(242)	$3	$3,702
Total comprehensive income	—	—	—	—	—	220	67	—	287
Repurchases of common stock (2)	(4,123,828)	—	—	—	(391)	(56)	—	—	(447)
Employee stock plan issuance	61,977	—	—	—	6	—	—	—	6
Share-based payment activity	694,256	—	—	—	67	—	—	—	67
Cash dividends declared of $0.15 per share (see Note 16) (3)	—	—	—	—	—	(48)	—	—	(48)
Class share conversions	160,626	(160,626)	—	—	—	—	—	—	—
BALANCE—December 31, 2023	44,275,818	58,757,123	$1	$—	$—	$3,738	$(175)	$3	$3,567
(1) Represents repurchases of 106,116 shares for $9 million that were initiated prior to December 31, 2022, but settled in the first quarter of 2023. At December 31, 2022, the shares were included in shares outstanding and the liability was recorded in accrued expenses and other current liabilities on our consolidated balance sheet.

(2) Includes a $3 million liability for the 1% U.S. federal excise tax on certain share repurchases enacted by the Inflation Reduction Act of 2022.
(3) Includes a $1 million liability recorded in accrued expenses and other current liabilities on our consolidated balance sheet to be paid upon vesting of certain stock-based compensation awards.

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, unless otherwise indicated)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries have offerings that consist of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential and vacation units. We also offer distribution and destination management services through ALG Vacations, a paid membership program through the Unlimited Vacation Club, and a boutique and luxury global travel platform through Mr & Mrs Smith. At December 31, 2023, our hotel portfolio included 613 full service hotels, comprising 193,114 rooms throughout the world; 598 select service hotels, comprising 87,600 rooms, of which 458 hotels are located in the United States; and 124 all-inclusive resorts, comprising 41,427 rooms. At December 31, 2023, our portfolio of properties operated in 77 countries around the world. Additionally, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other trade names or marks owned by such hotels or licensed by third parties.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—Our consolidated financial statements present the results of operations, financial position, and cash flows of Hyatt Hotels Corporation and its majority owned and controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates—We are required to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying Notes. Our estimates and assumptions are subject to inherent risk and uncertainty, and actual results could differ materially from our estimated amounts.
Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.
Revenue Recognition—Our revenues are primarily derived from the products and services provided to our customers and are generally recognized when control of the product or service has transferred to the customer. Our customers include third-party owners and franchisees, guests at owned and leased hotels, Unlimited Vacation Club members, ALG Vacations customers, Mr & Mrs Smith customers, a third-party partner through our co-branded credit card programs, and owners and guests of residential and vacation units. A summary of our revenue streams is as follows:
•Owned and leased hotels revenues—Owned and leased hotels revenues are derived from room rentals and services provided at our owned and leased hotels. We present revenues net of sales, occupancy, and other taxes. Taxes collected on behalf of and remitted to governmental taxing authorities are excluded from the transaction price of the underlying products and services.
•Management, franchise, license, and other fees—Management fees primarily consist of a base fee, which is generally calculated as a percentage of gross revenues, and an incentive fee, which is generally computed based on a hotel profitability measure. Included in the management fees are fees that we earn in exchange for providing the hotel access to Hyatt's intellectual property ("IP"). Franchise fees consist of an initial fee and ongoing royalty fees computed as a percentage of gross room revenues and as applicable, food and beverage revenues. License fees represent revenues associated with the licensing of the Hyatt brand names through our co-branded credit card programs and with sales of our branded residential units. Other fees include termination fees, revenues from hotel services provided to certain ALG resorts, and commission fees related to Mr & Mrs Smith.
•Net management, franchise, license, and other fees—Management, franchise, license, and other fees are reduced by (i) the amortization of management and hotel services agreement and franchise agreement assets and (ii) performance cure payments, which constitute payments to customers. Consideration provided to customers related to management and hotel services agreement and franchise agreement assets is recorded in other assets and amortized to Contra revenue over the expected customer life, typically the initial term of the management and hotel services agreement or franchise agreement.
•Distribution and destination management—Distribution and destination management revenues include revenues from the sale of vacation packages, experiences, and charter flights through ALG Vacations and destination services and excursions offered through Amstar.

•Other revenues—Other revenues include revenues from our Unlimited Vacation Club paid membership club offering member benefits primarily at ALG resorts within Mexico, the Caribbean, and Central America, revenues from the Destination Residential Management business, which was sold during the year ended December 31, 2023 (see Note 7), and the sale of promotional awards through our co-branded credit card programs.
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
The products and services we offer to our customers are comprised of the following performance obligations:
Management and hotel services agreements and franchise agreements
•Access to Hyatt's IP, including the Hyatt brand names—We receive sales-based fees from hotel owners in exchange for providing access to our IP, including the Hyatt brand names and systems, among other services. Fees are generally payable on a monthly basis as hotel owners and franchisees derive value from access to our IP. Fees are recognized over time as services are rendered. Under our franchise agreements, we also receive initial fees from hotel owners and franchisees. The initial fees do not represent a distinct performance obligation, and therefore, are combined with the royalty fees and deferred and recognized in management, franchise, license, and other fees over the expected customer life, which is typically the initial term of the franchise agreement.
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
•Management and hotel services agreement services—Under the terms of our management and hotel services agreements, we provide management and hotel services, which form a single performance obligation that qualifies as a series. In exchange, we receive variable consideration in the form of management or hotel services fees which are comprised of base and/or incentive fees. Incentive fees are typically subject to the achievement of certain profitability targets, and therefore, we apply judgment in determining the amount of incentive fees recognized each period. Incentive fee revenues are recognized to the extent it is probable that we will not reverse a significant portion of the fees in a subsequent period. We rely on internal financial forecasts and historical trends to estimate the amount of incentive fee revenues recognized and the probability that incentive fees will reverse in the future. Generally, base management and hotel services fees are due and payable on a monthly basis as services are provided, and incentive fees are due and payable based on the terms of the agreement, but at a minimum, incentive fees are billed and collected annually. Revenues are recognized over time as services are rendered.
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
•Loyalty program administration—We administer the loyalty program for the benefit of Hyatt's portfolio of properties during the period of their participation in the loyalty program. Under the program, members earn points based on their spend at our properties and through our experience platform; by transacting with our strategic loyalty alliances, including American Airlines; or in connection with spend on the World of Hyatt co-branded consumer and business credit cards. Loyalty program points can be redeemed for the right to stay at participating properties, as well as for other goods and services from third parties. Points earned by loyalty program members represent a material right to free or discounted goods or services in the future.
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
Global travel platform bookings
Through Mr & Mrs Smith, we offer direct booking access primarily to properties that are unaffiliated with our hotel portfolio and operate under other trade names or marks owned by such hotels or licensed by third parties. Mr & Mrs Smith also has arrangements with third-party partners that market hotel offerings through their respective booking channels. In exchange for bookings made directly through Mr & Mrs Smith and through third-party partners, we receive variable consideration representing a commission fee from hotel owners, which is based on the total transaction value of the associated booking. Commission fee revenues are recognized at the time of the guest's stay in management, franchise, license, and other fees revenues. Certain bookings require prepayment for travel prior to stay. These deposits are recorded as contract liabilities on our consolidated balance sheets until the stay occurs, at which point revenues are recognized in management, franchise, license, and other fees revenues, net of amounts paid to hotel owners or third-party partners.
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
We provide advertising services to travel suppliers on our consumer websites and travel agent websites, in travel brochures, and via other media. Revenues from advertising are recognized in distribution and destination management revenues when the service is provided.
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
Members can upgrade their membership to a higher tier for an additional fee, which results in additional products and services that are separable from the initial contract; and therefore, upgrades are considered a cancellation of the old contract and the creation of a new contract. Members can also downgrade their membership by opting out of paying the unpaid portion of the membership contract. Downgrades do not result in additional distinct goods or services, and therefore, the revised consideration is allocated to the remaining performance obligations, with an adjustment to revenues recognized on the date of downgrade for performance to date under the contract.
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
We satisfy the following performance obligations over time: access to Hyatt's symbolic IP, services provided under management and hotel services agreements, administration of the loyalty program, license of our brand name through our co-branded credit card agreements, and access to preferred pricing for Unlimited Vacation Club members. Each of these performance obligations is considered a sales-based royalty or a series of distinct services, and although the activities to fulfill each of these promises may vary from day to day, the nature of each promise is the same and the customer benefits from the services every day.

For each performance obligation satisfied over time, we recognize revenues using an output method based on the value transferred to the customer. Revenues are recognized based on the transaction price and the observable outputs related to each performance obligation. We deem the following to represent our progress in satisfying these performance obligations:
•revenues and operating profits earned by the hotels during the reporting period for access to Hyatt's IP as it is indicative of the value third-party owners and franchisees derive;
•revenues and operating profits of the hotels for the promise to provide services to the hotels under management and hotel services agreements;
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
Within our management and hotel services agreements, we have two performance obligations: providing access to Hyatt's IP and providing management and hotel services. Although these constitute two separate performance obligations, both obligations represent services that are satisfied over time, and we recognize revenues using an output method based on the performance of the hotel. Therefore, we have not allocated the transaction price between these two performance obligations as the allocation would result in the same pattern of revenue recognition.
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
•Revenues related to advanced bookings at owned and leased hotels as each stay has a duration of 12 months or less; and
•Revenues related to ALG Vacations and Mr & Mrs Smith as bookings are generally for travel within 12 months or less.
Contract Balances—Our payments from customers are based on the billing terms established in our contracts. Customer billings are recorded as accounts receivable when our right to consideration is unconditional. If our right to consideration is conditional on future performance under the contract, the balance is recorded as a contract asset. Due to certain profitability hurdles in our management and hotel services agreements, incentive fees are considered contract assets until the risk related to achieving the profitability metric no longer exists. Once the profitability hurdle has been met, the incentive fee receivable balance will be recorded in accounts receivable. Contract assets are recorded in receivables, net on our consolidated balance sheets. Payments received in advance of performance under the contract are recorded as current or long-term contract liabilities on our consolidated balance sheets and recognized as revenues as we perform under the contract.
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

At December 31, 2023 and December 31, 2022, we had $27 million and $15 million, respectively, of deferred costs recorded in prepaids and other assets and $194 million and $106 million, respectively, recorded in other assets on our consolidated balance sheets. During the years ended December 31, 2023, December 31, 2022, and December 31, 2021, we recognized $27 million, $9 million, and an insignificant amount, respectively, of amortization expense related to these deferred costs.
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
Fair Value—We apply the provisions of fair value measurement to various financial instruments, which we measure at fair value on a recurring basis, and to various financial and nonfinancial assets and liabilities, which we measure at fair value on a nonrecurring basis. We disclose the fair value of our financial assets and liabilities based on observable market information, where available, or market participant assumptions. These assumptions are subjective in nature and involve matters of judgment; and therefore, fair values cannot always be determined with precision. When determining fair value, we maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of the fair value hierarchy are as follows:
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
The carrying values of our current financial assets and current financial liabilities approximate fair values with the exception of debt and equity securities (see below and Note 4) and financing receivables (see Note 6). The fair value of long-term debt is discussed in Note 11, and the fair value of our guarantee liabilities and contingent consideration receivables and liabilities is discussed below and in Note 7 and Note 15. We do not have nonfinancial assets or nonfinancial liabilities required to be measured at fair value on a recurring basis.
Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Our cash equivalents, except for time deposits discussed below and in Note 4, are classified as Level One in the fair value hierarchy as we are able to obtain market pricing information on an ongoing basis.
Restricted Cash—Cash deposited or held in escrow under contractual or regulatory requirements is classified as restricted cash. Our restricted cash may include sales proceeds pursuant to like-kind exchanges, escrow deposits, deposits with banks that collateralize our obligations to certain vendors, and other arrangements.
Equity Method Investments—We have investments in unconsolidated hospitality ventures accounted for under the equity method. These investments are an integral part of our business and strategically and operationally important to our overall results. When we receive a distribution from an investment, we determine whether it is a return on our investment or a return of our investment based on the underlying nature of the distribution. Certain equity method investments are reported on a lag of up to three months. When intervening events occur during the time lag, we recognize the impact in our consolidated financial statements.
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
Debt and Equity Securities—Excluding equity method investments, debt and equity securities consist of various investments:
•Equity securities consist of interest-bearing money market funds, mutual funds, exchange-traded funds, common shares, and preferred shares. Equity securities with a readily determinable fair value are recorded at fair value on our consolidated balance sheets based on listed market prices or dealer quotations where available and are classified as Level One in the fair value hierarchy as we are able to obtain pricing information on an ongoing basis. Equity securities without a readily determinable fair value are recorded at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Net gains and losses, both realized and unrealized, and impairment charges on equity securities are recognized in other income (loss), net on our consolidated statements of income (loss).
•Debt securities include preferred shares, convertible investments, time deposits, and fixed income securities, including U.S. government obligations, obligations of other government agencies, corporate debt, mortgage-backed and asset-backed securities, and municipal and provincial notes and bonds. Debt securities are classified as trading, available-for-sale ("AFS"), or HTM.
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
•AFS securities—recorded at fair value based on listed market prices or dealer price quotations, where available. Unrealized gains and losses on AFS debt securities are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheets. Realized gains and losses on AFS debt securities are recognized in other income (loss), net on our consolidated statements of income (loss). AFS securities are assessed quarterly for expected credit losses, which are recognized in other income (loss), net on our consolidated statements of income (loss). In determining the allowance for credit losses, we evaluate AFS securities at the individual security level and consider our investment strategy, current market conditions, financial strength of the underlying investments, term to maturity, credit rating, and our intent and ability to sell the securities.
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
We classify debt securities as current or long-term based on their contractual maturity dates and our intent and ability to hold the investment. Our debt securities are primarily classified as Level Two in the fair value hierarchy. Time deposits are recorded at par value, which approximates fair value, and are therefore classified as Level Two. The remaining securities, other than our investment in preferred shares, are classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Our investments in preferred shares and a convertible debt security are classified as Level Three as discussed in Note 4.
Interest income on preferred shares that earn a return is recognized in other income (loss), net.
For additional information about debt and equity securities, see Note 4.
Accounts Receivables—Our accounts receivables primarily consist of trade receivables due from guests for services rendered at our owned and leased properties, from hotel owners with whom we have management and hotel services agreements and franchise agreements for services rendered and for reimbursements of costs incurred on behalf of managed and franchised properties, from third-party financial institutions for credit and debit card transactions, from a third-party partner for our co-branded credit card programs, and from ALG Vacations and Mr & Mrs Smith customers. We assess all accounts receivables for credit losses quarterly and establish an allowance to reflect the net amount expected to be collected. The allowance for credit losses is based on an assessment of historical collection activity, the nature of the receivable, geographic considerations, and the current business environment and is recognized in owned and leased hotels expenses, distribution and destination management expenses, or selling, general, and administrative expenses on our consolidated statements of income (loss), based on the nature of the receivable. For additional information about accounts receivables, see Note 6.
Financing Receivables—Financing receivables represent contractual rights to receive money either on demand or on fixed or determinable dates and are recorded on our consolidated balance sheets at amortized cost, net of expected credit losses. We recognize interest as earned and include accrued interest in the amortized cost basis of the asset.
Our financing receivables are composed of individual, unsecured loans and other types of unsecured financing arrangements provided to hotel owners. These financing receivables are generally subordinate to senior financing and have stated maturities and interest rates, but the repayment terms vary and may be dependent on future cash flows of the hotel. We individually assess all financing receivables for credit losses quarterly and establish an allowance to reflect the net amount expected to be collected. We estimate credit losses based on an analysis of several factors, including current economic conditions, industry trends, and specific risk characteristics of the financing receivable, including capital structure, loan performance, market factors, and the underlying hotel performance. Adjustments to credit losses are recognized in other income (loss), net on our consolidated statements of income (loss).
We evaluate accrued interest allowances separately from the financing receivable assets. On an ongoing basis, we monitor the credit quality of our financing receivables based on historical and expected future payment activity. We determine if financing to hotel owners is nonperforming based on facts and circumstances of the individual financing receivables, including, but not limited to, if interest or principal is greater than 90 days past due based on the contractual terms of the individual financing receivables or if an allowance has been established for our other financing arrangements with that borrower. If we consider a financing receivable to be nonperforming, we place the financing receivable on nonaccrual status.
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
Property and equipment are depreciated over the following useful lives:

Buildings and improvements	10–50 years
Leasehold improvements	The shorter of the lease term or useful life of asset
Furniture and equipment	3–20 years
Computers	3–7 years
Definite-lived intangible assets are amortized over the following useful lives:

Management and hotel services agreement and franchise agreement intangibles	3–30 years
Customer relationships intangibles	4–12 years
Other intangibles	Varies based on the nature of the asset
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
Leases—We primarily lease land, buildings, office space, and equipment. We determine whether an arrangement is an operating or finance lease at inception. For our management and hotel services agreements, we apply judgment in order to determine whether the contract is accounted for as a lease or management or hotel services agreement based on the specific facts and circumstances of each agreement. In evaluating whether an agreement constitutes a lease, we review the contractual terms to determine which party obtains both the economic benefits and control of the assets. In arrangements where we control the assets and obtain substantially all of the economic benefits, we account for the contract as a lease.
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
As our leases do not provide an implicit borrowing rate, we use our estimated IBR to determine the present value of our lease payments and apply a portfolio approach. We apply judgment in estimating our IBR, including assumptions related to currency risk and our credit risk. We also consider our recent debt issuances as well as publicly available data for instruments with similar characteristics when determining our IBR.

Our operating leases may include the following terms: (i) fixed minimum lease payments, (ii) variable lease payments based on a percentage of the hotel's profitability measure, as defined in the lease, (iii) lease payments equal to the greater of a minimum or variable lease payments based on a percentage of the hotel's profitability measure, as defined in the lease, (iv) lease payments adjusted for changes in an index or market value, or (v) variable lease payments based on a percentage split of the total gross revenues, as defined in the lease. Future lease payments that are contingent are not included in the measurement of the operating lease liability or in the future maturities table (see Note 8).
For office space, land, and hotel leases, we do not separate the lease and nonlease components, which primarily relate to common area maintenance and utilities. We combine lease and nonlease components for those leases where we are the lessor, and we exclude all leases with terms of 12 months or less from the operating lease ROU assets and lease liabilities.
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
Contingent Consideration—As part of our acquisitions and dispositions, we may enter into contingent consideration arrangements whereby the buyer pays the seller additional consideration after transaction close upon the achievement of certain milestones, performance-based metrics, or other objectives as prescribed per the terms of the related agreement.
Contingent consideration payable arising from acquisitions is recorded at fair value as a liability on the acquisition date. In order to estimate the fair value, we generally utilize a Monte Carlo simulation to model the probability of possible outcomes. The valuation methodology includes assumptions and judgments regarding discount rates, estimated probability of achieving the contractual objectives, and expected timing of payments, which are primarily Level Three assumptions. Contingent consideration liabilities are recorded in accrued expenses and other current liabilities or other long-term liabilities on our consolidated balance sheets and are remeasured at fair value on a quarterly basis. Changes in fair value are recognized in other income (loss), net on our consolidated statements of income (loss).

Contingent consideration receivable arising from dispositions is recorded at fair value as an asset upon sale. In order to estimate the fair value, we generally utilize a Monte Carlo simulation or a probability-based weighting approach to model possible outcomes. The valuation methodology includes assumptions and judgments regarding discount rates, estimated probability of achieving the contractual objectives, operating results, and expected timing of payments, which are primarily Level Three assumptions. Contingent consideration receivables are recorded in receivables, net or other assets on our consolidated balance sheets. Changes in the carrying value are recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) when realizable.
For additional information about contingent consideration, see Note 7 and Note 15.
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
When determining fair value, we utilize internally-developed discounted future cash flow models, third-party valuation specialist models, which may include income-based and/or market-based approaches, third-party appraisals or broker valuations, and if appropriate, current estimated net sales proceeds from pending offers. Under an income-based approach, we utilize various assumptions requiring judgment, including projected future cash flows, discount rates, and capitalization rates. Our estimates of projected future cash flows are based on historical data, various internal estimates, and a variety of external sources, which are primarily Level Three assumptions, and are developed as part of our routine, long-term planning process. For certain reporting units, we apply a weighting of an income-based approach and a market-based approach, which utilizes the guideline public companies method and is based on earnings multiple data derived from publicly traded peer group companies. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we recognize an impairment charge in asset impairments on our consolidated statements of income (loss) based on the amount by which the carrying value of the reporting unit exceeded the fair value, limited to the carrying amount of goodwill. For additional information about goodwill, see Note 9.
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
Guarantees—We enter into performance guarantees related to certain hotels we manage. We also enter into debt repayment guarantees with respect to certain unconsolidated hospitality ventures and certain managed or franchised hotels. We record a liability for the fair value of these guarantees at their inception date. In order to estimate the fair value, we use scenario-based weighting, which utilizes a Monte Carlo simulation to model the probability of possible outcomes. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, volatility, hotel operating results, and hotel property sales prices, which are primarily Level Three assumptions. The fair value is not revalued due to future changes in assumptions. The corresponding offset depends on the circumstances in which the guarantee was issued and is recorded to equity method investments, other assets, or other income (loss), net. We amortize the liability for the fair value of a guarantee into income over the term of the guarantee using a systematic and rational, risk-based approach. Guarantees related to our managed or franchised hotels and our unconsolidated hospitality ventures are amortized into income in other income (loss), net and in equity earnings (losses) from unconsolidated hospitality ventures, respectively, on our consolidated statements of income (loss).

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
Stock-Based Compensation—As part of our LTIP, we award time-vested stock appreciation rights ("SARs"), time-vested restricted stock units ("RSUs"), and performance-vested restricted stock units ("PSUs") to certain employees and non-employee directors. In addition, non-employee directors may elect to receive their annual fees and/or annual equity retainers in the form of shares of our Class A common stock. Under the LTIP, we are authorized to issue up to 22,375,000 shares:
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
Under certain circumstances, we have issued time-vested RSUs with performance requirements, which vest based on the satisfaction of a continued employment requirement and the attainment of specified performance-vesting conditions that are established annually and eligible to be earned in tranches. Generally, these RSUs fully vest and settle in Class A common stock to the extent performance requirements for the applicable tranche are achieved and if the requisite service period, which is generally three to five years, is satisfied. The value of the RSUs is determined using the fair value of our common stock at the grant date based on the closing stock price of our Class A common stock. Due to the fact that the performance conditions are established annually, each tranche typically has its own grant date. We did not issue any such RSUs during the years ended December 31, 2023 and December 31, 2022. At December 31, 2023, all approved RSUs have met the grant date criteria and were deemed granted.
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
The value of the PSUs is determined using the fair value of our common stock at the grant date based on the closing stock price of our Class A common stock. PSUs may include a relative total shareholder return ("TSR") modifier to determine the number of shares earned at the end of the performance period. Under the supervision of management, independent third-party valuation specialists estimate the fair value of the PSUs that include the TSR modifier using a Monte Carlo simulation to model the probability of possible outcomes. The Monte Carlo simulation uses the grant date stock price as a key input and includes assumptions and judgments regarding the risk-free interest rate, expected volatility, and annual dividend yield. Generally, the fair value of the PSUs estimated using a Monte Carlo simulation does not significantly differ from the fair value based on the grant date stock price.
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
Loyalty Program—The loyalty program is funded through contributions from participating properties and third-party loyalty alliances based on eligible revenues from loyalty program members and returns on marketable securities. The funds are used for the redemption of member awards and payment of operating expenses. Operating costs are expensed as incurred and recognized in costs incurred on behalf of managed and franchised properties on our consolidated statements of income (loss).
The program invests amounts received from the participating properties and third-party loyalty alliances in marketable securities, which are included in cash and cash equivalents, short-term investments, and other assets on our consolidated balance sheets (see Note 4). Deferred revenues related to the loyalty program are classified as current and long-term contract liabilities on our consolidated balance sheets (see Note 3). The costs of administering the loyalty program, including the estimated cost of award redemption, are charged to the participating properties and third-party loyalty alliances based on members' qualified expenditures.
Advertising Costs—We expense costs to produce advertising in the period incurred and costs to communicate advertising as the communication occurs. Advertising costs are generally reimbursed by our third-party owners and franchisees and are recognized in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our consolidated statements of income (loss). Certain advertising costs associated with our Apple Leisure Group segment are not reimbursable. During the years ended December 31, 2023, December 31, 2022, and December 31, 2021, we recognized approximately $65 million, $67 million, and $13 million, respectively, of advertising costs related to ALG in distribution and destination management expenses on our consolidated statements of income (loss).
Government Assistance—We receive government subsidies, primarily in the form of cash, related to expenses such as salaries, wages, and taxes. The subsidies are recorded when there is reasonable assurance the conditions of the subsidies will be met and the subsidies will be received. The subsidies are recognized as a benefit against the related expense on our consolidated statements of income (loss) over the period that the subsidies are intended to compensate. Our subsidies primarily relate to the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and the American Rescue Plan Act of 2021 ("ARPA"). The CARES Act, enacted in March 2020, as well as subsequently enacted legislation, including ARPA, provided economic support due to the COVID-19 pandemic. The CARES Act included an employee retention credit, which is a refundable tax credit against certain employment taxes. ARPA provided a refundable subsidy tax credit to employers to offset the costs of COBRA coverage for certain qualified employees from April 1, 2021 through September 30, 2021. During the years ended December 31, 2023 and December 31, 2022, we received $19 million and $6 million, respectively, of government assistance related to these programs in the form of cash. The benefit from the government subsidies was primarily recognized against the related expenses in prior periods. At December 31, 2023 and December 31, 2022, we had $7 million and $26 million, respectively, related to these programs recorded in receivables, net on our consolidated balance sheets.

Adopted Accounting Standards
Reference Rate Reform—In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2020-04 ("ASU 2020-04"), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions that we can elect to adopt, subject to meeting certain criteria, regarding contract modifications, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued Accounting Standards Update No. 2022-06 ("ASU 2022-06"), Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 was effective upon issuance and defers the sunset date of Topic 848 by two years, extending the provisions of ASU 2020-04 through December 31, 2024. During the year ended December 31, 2023, we amended certain LIBOR-based contracts and adopted the provisions of ASU 2020-04 in conjunction with the amendments. We are also in the process of converting other LIBOR-based contracts to alternative reference rates. ASU 2020-04 did not materially impact our consolidated financial statements upon adoption and is not expected to have a material future impact as we apply optional expedients or exceptions.
Future Adoption of Accounting Standards
Disclosure Improvements—In October 2023, the FASB issued Accounting Standards Update No. 2023-06 ("ASU 2023-06"), Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. ASU 2023-06 modifies the disclosure and presentation requirements for certain FASB Accounting Standards Codification topics to align with the SEC's regulations. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from its regulations becomes effective, if the SEC removes the disclosure by June 30, 2027. The provisions of ASU 2023-06 are to be applied prospectively, with early adoption prohibited. We do not expect the adoption of ASU 2023-06 to have a material impact on our consolidated financial statements and accompanying Notes.
Segment Reporting—In November 2023, the FASB issued Accounting Standards Update No. 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to evaluate segment performance. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and require retrospective adoption for all prior periods presented. We are currently assessing the impact of adopting ASU 2023-07.
Income Taxes—In December 2023, the FASB issued Accounting Standards Update No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced annual income tax disclosures including (1) disaggregation of effective tax rate reconciliation categories, (2) additional information for reconciling items that meet a quantitative threshold, and (3) incomes taxes paid by jurisdiction. The provisions of ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively for all prior periods presented. We are currently assessing the impact of adopting ASU 2023-09.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
The following tables present our revenues disaggregated by the nature of the product or service:

	Year Ended December 31, 2023
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME management and franchising	Apple Leisure Group	Corporate and other	Eliminations	Total
Rooms revenues (1)	$848	$—	$—	$—	$26	$—	$(29)	$845
Food and beverage	333	—	—	—	—	—	—	333
Other	159	—	—	—	2	—	—	161
Owned and leased hotels	1,340	—	—	—	28	—	(29)	1,339
Base management fees	—	250	69	40	55	—	(40)	374
Incentive management fees	—	69	84	34	61	—	(16)	232
Franchise, license, and other fees	—	225	17	16	36	85	—	379
Management, franchise, license, and other fees	—	544	170	90	152	85	(56)	985
Contra revenue	—	(26)	(3)	(13)	(5)	—	—	(47)
Net management, franchise, license, and other fees	—	518	167	77	147	85	(56)	938
Distribution and destination management	—	—	—	—	1,032	—	—	1,032
Other revenues	—	82	—	—	189	28	1	300
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	2,667	155	96	140	—	—	3,058
Total	$1,340	$3,267	$322	$173	$1,536	$113	$(84)	$6,667
(1) Apple Leisure Group includes package revenues for all-inclusive leased properties.

	Year Ended December 31, 2022
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising (2)	EAME management and franchising (2)	Apple Leisure Group	Corporate and other	Eliminations	Total
Rooms revenues (1)	$780	$—	$—	$—	$20	$—	$(28)	$772
Food and beverage	305	—	—	—	—	—	—	305
Other	157	—	—	—	1	—	—	158
Owned and leased hotels	1,242	—	—	—	21	—	(28)	1,235
Base management fees	—	225	45	34	52	—	(37)	319
Incentive management fees	—	64	40	33	68	—	(13)	192
Franchise, license, and other fees	—	190	14	17	26	50	—	297
Management, franchise, license, and other fees	—	479	99	84	146	50	(50)	808
Contra revenue	—	(24)	(2)	(4)	(1)	—	—	(31)
Net management, franchise, license, and other fees	—	455	97	80	145	50	(50)	777
Distribution and destination management	—	—	—	—	986	—	—	986
Other revenues	—	119	—	—	137	15	2	273
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	2,271	157	78	114	—	—	2,620
Total	$1,242	$2,845	$254	$158	$1,403	$65	$(76)	$5,891
(1) Apple Leisure Group includes package revenues for all-inclusive leased properties.
(2) Amounts presented have been adjusted for changes within the segments effective on January 1, 2023 (see Note 19).

	Year Ended December 31, 2021
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising (1)	EAME management and franchising (1)	Apple Leisure Group	Corporate and other	Eliminations	Total
Rooms revenues	$519	$—	$—	$—	$—	$—	$(17)	$502
Food and beverage	196	—	—	—	—	—	—	196
Other	140	—	—	—	—	—	—	140
Owned and leased hotels	855	—	—	—	—	—	(17)	838
Base management fees	—	130	40	19	5	—	(25)	169
Incentive management fees	—	19	23	13	10	—	(7)	58
Franchise, license, and other fees	—	128	15	5	6	37	—	191
Management, franchise, license, and other fees	—	277	78	37	21	37	(32)	418
Contra revenue	—	(19)	(4)	(12)	—	—	—	(35)
Net management, franchise, license, and other fees	—	258	74	25	21	37	(32)	383
Distribution and destination management	—	—	—	—	115	—	—	115
Other revenues	—	84	—	—	19	4	2	109
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1,410	108	54	11	—	—	1,583
Total	$855	$1,752	$182	$79	$166	$41	$(47)	$3,028
(1) Amounts presented have been adjusted for changes within the segments effective on January 1, 2023 (see Note 19).
Contract Balances
Contract assets were insignificant at both December 31, 2023 and December 31, 2022.
Contract liabilities were comprised of the following:

	December 31, 2023	December 31, 2022
Deferred revenue related to the paid membership program	$1,204	$1,013
Deferred revenue related to the loyalty program	1,130	928
Deferred revenue related to travel distribution and destination management services	719	732
Deferred revenue related to insurance programs	75	66
Advanced deposits	57	61
Initial fees received from franchise owners	45	45
Other deferred revenue	127	88
Total contract liabilities	$3,357	$2,933
Revenue recognized during the years ended December 31, 2023 and December 31, 2022 included in the contract liabilities balance at the beginning of each year was $1,224 million and $947 million, respectively. This revenue primarily relates to travel distribution and destination management services, the loyalty program, and the Unlimited Vacation Club paid membership program.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $575 million at December 31, 2023, approximately 20% of which we expect to recognize over the next 12 months, with the remainder to be recognized thereafter.

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
Equity Method Investments
Equity method investments were $211 million and $178 million at December 31, 2023 and December 31, 2022, respectively, and are primarily recorded in our owned and leased hotels segment.
The carrying values and ownership interests of our investments in unconsolidated hospitality ventures accounted for under the equity method were as follows:

Investee	Existing or future hotel property	Ownership interest	Carrying value
			December 31, 2023	December 31, 2022
Hyatt of Baja, S. de. R.L. de C.V.	Park Hyatt Los Cabos Hotel and Residences	50.0%	$74	$59
Juniper Hotels Private Limited	Hyatt Regency Ahmedabad, Andaz Delhi, Grand Hyatt Mumbai Hotel & Residences, Hyatt Place Hampi, Hyatt Raipur, Hyatt Regency Lucknow	50.0%	28	—
HP Boston Partners, LLC	Hyatt Place Boston / Seaport District	50.0%	22	25
Hotel am Belvedere Holding GmbH & Co KG	Andaz Vienna Am Belvedere	50.0%	13	15
HRM HoldCo, LLC	Hyatt Regency Miami	50.0%	13	10
HC Lenox JV LLC	Hyatt Centric Buckhead Atlanta	50.0%	9	11
Hotel Hoyo Uno, S. de R.L. de C.V.	Andaz Mayakoba Resort Riviera Maya	40.0%	7	9
H.E. Philadelphia HC Hotel, L.L.C.	Hyatt Centric Center City Philadelphia	40.0%	7	11
CBR HCN, LLC	Hyatt Centric Downtown Nashville	40.0%	6	8
Other	Various		32	30
Total equity method investments			$211	$178
During the year ended December 31, 2023, we acquired 50% of the outstanding shares of a third-party entity that owns three of our managed properties in India in exchange for the non-cash redemption of a HTM debt security. Upon completion, one of our unconsolidated hospitality ventures in India acquired 100% of the outstanding shares of the entity, and we recorded a $32 million equity method investment. On September 28, 2023, our unconsolidated hospitality venture publicly filed a draft red herring prospectus with the Securities and Exchange Board of India in conjunction with a proposed initial public offering of equity shares, subject to market conditions and regulatory approvals.
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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value on our consolidated balance sheets, were as follows:

	December 31, 2023	December 31, 2022
Loyalty program (Note 10)	$807	$728
Deferred compensation plans held in rabbi trusts (Note 10 and Note 13)	489	420
Captive insurance company (Note 10)	94	110
Total marketable securities held to fund operating programs	$1,390	$1,258
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents and short-term investments	(320)	(339)
Marketable securities held to fund operating programs included in other assets	$1,070	$919
At December 31, 2023 and December 31, 2022, marketable securities held to fund operating programs included:
•$330 million and $174 million, respectively, of AFS debt securities with contractual maturity dates ranging from 2024 through 2069. The amortized cost of our AFS debt securities approximates fair value;
•$25 million and $138 million, respectively, of time deposits classified as HTM debt securities with contractual maturity dates ranging from 2024 through 2025. The amortized cost of our time deposits approximates fair value;
•$15 million and $62 million, respectively, of equity securities with a readily determinable fair value.
Net unrealized and realized gains (losses) from marketable securities held to fund operating programs recognized on our consolidated financial statements were as follows:

	Year Ended December 31,
	2023	2022	2021
Unrealized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$42	$(89)	$(7)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (2)	21	(42)	(4)
Other income (loss), net (Note 21)	10	(37)	(11)
Other comprehensive income (loss) (Note 16)	10	(14)	(2)

Realized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$13	$14	$50
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties (2)	6	7	23
Other income (loss), net (Note 21)	(2)	—	2
(1) Unrealized and realized gains and losses recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts are offset by amounts recognized in owned and leased hotels expenses and selling, general, and administrative expenses with no impact on net income (loss).
(2) Unrealized and realized gains and losses recognized in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties related to investments held to fund rabbi trusts are offset by amounts recognized in costs incurred on behalf of managed and franchised properties with no impact on net income (loss).

Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at cost or fair value, depending on the nature of the investment, on our consolidated balance sheets, were as follows:

	December 31, 2023	December 31, 2022
Interest-bearing money market funds	$284	$430
Common shares in Playa N.V. (Note 10)	105	79
Time deposits (1)	11	10
Total marketable securities held for investment purposes	$400	$519
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(294)	(440)
Marketable securities held for investment purposes included in other assets	$106	$79
(1) Time deposits have contractual maturity dates ranging from 2024 through 2025. The amortized cost of our time deposits approximates fair value.
We hold common shares in Playa Hotels & Resorts N.V. ("Playa N.V."), which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. We did not sell any of these common shares during the years ended December 31, 2023 or December 31, 2022. Net unrealized gains (losses) recognized on our consolidated statements of income (loss) were as follows:

	Year Ended December 31,
	2023	2022	2021
Other income (loss), net (Note 21)	$26	$(18)	$25
Fair Value—We measure marketable securities at fair value on a recurring basis:

	December 31, 2023	Cash and cash equivalents	Short-term investments	Other assets
Level One—Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$599	$599	$—	$—
Mutual funds and exchange-traded funds	495	—	—	495
Common shares	114	—	—	114
Level Two—Significant Other Observable Inputs
Time deposits	36	—	10	26
U.S. government obligations	250	—	—	250
U.S. government agencies	37	—	—	37
Corporate debt securities	212	—	5	207
Mortgage-backed securities	19	—	—	19
Asset-backed securities	24	—	—	24
Municipal and provincial notes and bonds	4	—	—	4
Total	$1,790	$599	$15	$1,176

	December 31, 2022	Cash and cash equivalents	Short-term investments	Other assets
Level One—Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$620	$620	$—	$—
Mutual funds	482	—	—	482
Common shares in Playa N.V.	79	—	—	79
Level Two—Significant Other Observable Inputs
Time deposits	148	1	145	2
U.S. government obligations	237	—	3	234
U.S. government agencies	55	—	8	47
Corporate debt securities	109	—	2	107
Mortgage-backed securities	21	—	—	21
Asset-backed securities	21	—	—	21
Municipal and provincial notes and bonds	5	—	—	5
Total	$1,777	$621	$158	$998
During the years ended December 31, 2023 and December 31, 2022, there were no transfers between levels of the fair value hierarchy.
Other Investments
HTM Debt Securities—We hold investments in third-party entities associated with certain of our hotels. The investments are redeemable on various dates through 2062 and recorded as HTM debt securities within other assets on our consolidated balance sheets:

	December 31, 2023	December 31, 2022
HTM debt securities	$53	$96
Less: allowance for credit losses	(13)	(31)
Total HTM debt securities, net of allowances	$40	$65
The following table summarizes the activity in our HTM debt securities allowance for credit losses:

	2023	2022
Allowance at January 1	$31	$38
Reversals, net (1)	(15)	(7)
Write-offs	(3)	—
Allowance at December 31	$13	$31
(1) Provisions for credit losses were partially or fully offset by interest income recognized in the same periods (see Note 21).
We estimated the fair value of these HTM debt securities to be approximately $41 million and $81 million at December 31, 2023 and December 31, 2022, respectively. The fair values of our investments in preferred shares, which are classified as Level Three in the fair value hierarchy, are estimated using internally-developed discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value. The remaining HTM debt securities are classified as Level Two in the fair value hierarchy due to the use and weighting of multiple market inputs being considered in the final price of the security.

Convertible Debt Security—During the year ended December 31, 2023, we invested in a $30 million convertible debt security associated with a franchised property, which is classified as AFS and recorded in other assets on our consolidated balance sheet. The investment has a contractual maturity date in 2029. The convertible debt investment is remeasured at fair value on a recurring basis and is classified as Level Three in the fair value hierarchy. We estimated the fair value of this investment to be $39 million at December 31, 2023. The fair value is estimated using a discounted future cash flow model, and the primary sensitivity in the model is the selection of an appropriate discount rate. Fluctuations in our assumptions could result in different estimates of fair value. Net unrealized gains recognized on our consolidated financial statements were as follows:

	Year Ended December 31,
	2023	2022	2021
Other comprehensive income (loss) (Note 16)	$9	$—	$—
Equity Securities Without a Readily Determinable Fair Value—At December 31, 2023 and December 31, 2022, we held $16 million and $12 million, respectively, of investments in equity securities without a readily determinable fair value, which are recorded within other assets on our consolidated balance sheets and represent investments in entities where we do not have the ability to significantly influence the operations of the entity.
5.    PROPERTY AND EQUIPMENT, NET

	December 31, 2023	December 31, 2022
Land	$564	$557
Buildings and improvements	2,645	2,658
Leasehold improvements	191	184
Furniture, equipment, and computers	1,166	1,136
Construction in progress	23	30
Property and equipment	4,589	4,565
Less: accumulated depreciation	(2,249)	(2,181)
Total property and equipment, net	$2,340	$2,384

	Year Ended December 31,
	2023	2022	2021
Depreciation expense	$219	$216	$262
6.    RECEIVABLES
Receivables
At December 31, 2023 and December 31, 2022, we had $883 million and $834 million, respectively, of net receivables, recorded on our consolidated balance sheets.
The following table summarizes the activity in our receivables allowance for credit losses:

	2023	2022
Allowance at January 1	$63	$53
Write-offs	(8)	(13)
Provisions (reversals), net	(5)	20
Other	—	3
Allowance at December 31	$50	$63

Financing Receivables

	December 31, 2023	December 31, 2022
Unsecured financing to hotel owners	$137	$120
Less: current portion of financing receivables, included in receivables, net	(22)	(16)
Less: allowance for credit losses	(42)	(44)
Total long-term financing receivables, net of allowances	$73	$60
Allowance for Credit Losses—The following table summarizes the activity in our unsecured financing receivables allowance for credit losses:

	2023	2022
Allowance at January 1	$44	$69
Write-offs (1)	(2)	(15)
Reversals, net	—	(9)
Foreign currency exchange, net	—	(1)
Allowance at December 31	$42	$44
(1) The amount written off during the year ended December 31, 2022 primarily related to loans with a third party that were sold.
Credit Monitoring—Our unsecured financing receivables were as follows:

	December 31, 2023
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$128	$(39)	$89	$22
Other financing arrangements	9	(3)	6	—
Total unsecured financing receivables	$137	$(42)	$95	$22

	December 31, 2022
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$118	$(43)	$75	$22
Other financing arrangements	2	(1)	1	1
Total unsecured financing receivables	$120	$(44)	$76	$23
Fair Value—We estimated the fair value of financing receivables to be approximately $133 million and $117 million at December 31, 2023 and December 31, 2022, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using discounted future cash flow models. The principal inputs used are projected future cash flows and the discount rate, which is generally the effective interest rate of the loan.
7.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Mr & Mrs Smith—During the year ended December 31, 2023, we acquired 100% of the outstanding shares of Smith Global Limited, doing business as Mr & Mrs Smith, in a business combination through a locked box structure. The enterprise value of £53 million was subject to customary adjustments related to indebtedness and net working capital as of the locked box date, as well as a value accrual representing the economic value from the locked box date through the acquisition date.
We closed on the transaction on June 2, 2023 and paid cash of £58 million (approximately $72 million using exchange rates as of the acquisition date).

Net assets acquired were determined as follows:

Cash paid, net of cash acquired	$50
Cash acquired	22
Net assets acquired	$72
The acquisition includes technology related to a boutique and luxury global travel platform, brand name, and relationships with affiliated hotel owners. Following the acquisition date, fee revenues and operating expenses of Mr & Mrs Smith were recognized on our consolidated statements of income (loss). For the period from the acquisition date through December 31, 2023, total revenues and net income attributable to Mr & Mrs Smith were $15 million and $2 million, respectively.
Our consolidated balance sheet at December 31, 2023 reflects preliminary estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired are estimated using discounted future cash flow models, the relief from royalty method, or a cost-based approach. Depending on the valuation method, these estimates include revenue projections based on long-term growth rates, expected attrition, historical cost information, and/or an obsolescence factor, all of which are primarily Level Three assumptions. The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
During the year ended December 31, 2023, the fair values of certain assets acquired and liabilities assumed were revised, which resulted in insignificant measurement period adjustments.
We will continue to evaluate the contracts acquired and the underlying inputs and assumptions used in our valuation of assets acquired and liabilities assumed. Accordingly, these estimates, along with any related tax impacts, are subject to change during the measurement period, which is up to one year from the date of acquisition.
The following table summarizes the preliminary fair value of the identifiable net assets acquired at the acquisition date:

Cash and cash equivalents	$22
Receivables	6
Prepaids and other assets	1
Goodwill (1)	39
Indefinite-lived intangibles (2)	12
Customer relationships intangibles (3)	12
Other intangibles (4)	16
Deferred tax assets	2
Total assets acquired	$110

Accounts payable	$1
Accrued expenses and other current liabilities	7
Current contract liabilities	17
Long-term contract liabilities	3
Other long-term liabilities	10
Total liabilities assumed	$38
Total net assets acquired attributable to Hyatt Hotels Corporation	$72
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
During the year ended December 31, 2023, we recognized $5 million of transaction costs, primarily related to financial advisory and legal fees, in other income (loss), net on our consolidated statements of income (loss) (see Note 21).

Dream Hotel Group—During the year ended December 31, 2023, a Hyatt affiliate acquired 100% of the limited liability company interests of each of Chatwal Hotels & Resorts, LLC, DHG Manager, LLC, and each of the subsidiaries of DHG Manager, LLC (collectively, Dream Hotel Group) for $125 million of base consideration, subject to customary adjustments related to working capital and indebtedness, and up to an additional $175 million of contingent consideration to be paid through 2028 upon the achievement of certain milestones related to the development of additional hotels and/or potential new hotels previously identified by the sellers.
We closed on the transaction on February 2, 2023 and paid $125 million of cash. Upon acquisition, we recorded a $107 million contingent consideration liability at fair value in other long-term liabilities on our consolidated balance sheet. The fair value was estimated using a Monte Carlo simulation to model the likelihood of achieving the agreed-upon milestones based on available information as of the acquisition date. The valuation methodology includes assumptions and judgments regarding the discount rate, estimated probability of achieving the milestones, and expected timing of payments, which are primarily Level Three assumptions.
Net assets acquired were determined as follows:

Cash paid	$125
Fair value of contingent consideration	107
Net assets acquired	$232
The acquisition includes management and license agreements for both operating and additional hotels that are expected to open in the future, primarily across North America, and the affiliated trade names for three lifestyle hotel brands. Following the acquisition date, fee revenues and operating expenses of Dream Hotel Group were recognized on our consolidated statements of income (loss). For the period from the acquisition date through December 31, 2023, total revenues and net income attributable to Dream Hotel Group were $7 million and $4 million, respectively.
Our consolidated balance sheet at December 31, 2023 reflects estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired were estimated using either discounted future cash flow models or the relief from royalty method, both of which include revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three assumptions. The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
During the year ended December 31, 2023, the fair values of certain assets acquired and liabilities assumed were finalized. The measurement period adjustments primarily resulted from the refinement of certain assumptions, including contract terms and useful lives, which affected the underlying cash flows in the valuation and were based on facts and circumstances that existed at the acquisition date. We finalized the fair values of the assets acquired and liabilities assumed in the fourth quarter of 2023. Measurement period adjustments recorded on our consolidated balance sheet at December 31, 2023 include a $21 million decrease in intangibles, net with a corresponding increase to goodwill.
The following table summarizes the fair value of the identifiable net assets acquired at the acquisition date:

Receivables	$1
Goodwill (1)	62
Indefinite-lived intangibles (2)	20
Management agreement intangibles (3)	143
Other intangibles (2)	7
Total assets acquired	$233

Long-term contract liabilities	$1
Total liabilities assumed	$1
Total net assets acquired attributable to Hyatt Hotels Corporation	$232
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

During the year ended December 31, 2023, we recognized $7 million of transaction costs, primarily related to regulatory, financial advisory, and legal fees, in other income (loss), net on our consolidated statements of income (loss) (see Note 21).
Hyatt Regency Irvine—During the year ended December 31, 2022, we acquired Hyatt Regency Irvine from an unrelated third party for $135 million, net of closing costs and proration adjustments. Upon completion of the asset acquisition, we recorded $135 million of property and equipment within our owned and leased hotels segment on our consolidated balance sheet.
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
The acquisition includes (i) management and hotel services agreements for operating and pipeline hotels, primarily across Mexico, the Caribbean, Central America, and Europe, and brand names affiliated with ALG resorts; (ii) customer relationships and brand names related to ALG Vacations; and (iii) customer relationships and a brand name associated with the Unlimited Vacation Club paid membership program.
Upon acquisition, we recorded estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired were estimated using either discounted future cash flow models or the relief from royalty method, both of which include revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three assumptions. The fair values of performance guarantee liabilities assumed were estimated using scenario-based weighting, which utilizes a Monte Carlo simulation to model the probability of possible outcomes. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, volatility, and hotel operating results as well as qualitative factors, which are primarily Level Three assumptions (see Note 15). The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
During the year ended December 31, 2022, the fair values of certain assets acquired and liabilities assumed were finalized. The measurement period adjustments primarily resulted from the refinement of certain assumptions, including contract terms, renewal periods, and useful lives, which affected the underlying cash flows in the valuation and were based on facts and circumstances that existed at the acquisition date. Measurement period adjustments recorded on our consolidated balance sheet at December 31, 2022 primarily include a $94 million increase in other long-term liabilities, largely due to performance guarantees (see Note 15); a $55 million decrease in intangibles, net; a $19 million decrease in long-term contract liabilities; and a $16 million decrease in property and equipment, net, all of which contributed to a corresponding $147 million increase to goodwill. We finalized the fair values of the assets acquired and liabilities assumed in the fourth quarter of 2022. During the year ended December 31, 2022, we recognized an increase of expenses of approximately $11 million on our consolidated statements of income (loss), primarily related to amortization, that would have been recognized during the year ended December 31, 2021, if the measurement period adjustments would have been made as of the acquisition date.

The following table summarizes the fair value of the identifiable net assets acquired recorded at the acquisition date on the Apple Leisure Group segment:

Cash and cash equivalents	$460
Restricted cash	16
Receivables	168
Prepaids and other assets	69
Property and equipment	6
Financing receivables, net	19
Operating lease right-of-use assets	79
Goodwill (1)	2,824
Indefinite-lived intangibles (2)	491
Management and hotel services agreement intangibles (3)	479
Customer relationships intangibles (4)	608
Other intangibles	15
Other assets	30
Total assets acquired	$5,264

Accounts payable	$255
Accrued expenses and other current liabilities	98
Current contract liabilities (5)	638
Accrued compensation and benefits	49
Current operating lease liabilities	8
Long-term contract liabilities (5)	719
Long-term operating lease liabilities	71
Other long-term liabilities	232
Total liabilities assumed	$2,070
Total net assets acquired attributable to Hyatt Hotels Corporation	$3,194
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
Following the acquisition date, the operating results of ALG were recognized in our consolidated statements of income (loss). For the period from the acquisition date through December 31, 2021, total revenues attributable to ALG were $166 million, and the net loss attributable to ALG was $28 million, which included $22 million of amortization expense recognized related to the acquired definite-lived intangibles assets.
We recognized $45 million of transaction costs, primarily related to regulatory, financial advisory, and legal fees, in other income (loss), net on our consolidated statements of income (loss) during the year ended December 31, 2021 (see Note 21).
Unaudited Pro Forma Combined Financial Information
The following table presents the unaudited pro forma combined results of Hyatt and ALG for the year ended December 31, 2021 as if the ALG Acquisition had occurred on January 1, 2020:

Total revenues	$3,732
Net loss	(277)
The unaudited pro forma combined financial information was based on the historical financial information of Hyatt and ALG and includes (i) incremental amortization expense to be incurred based on the final fair values of the identifiable intangible assets acquired; (ii) additional interest expense associated with the senior notes issuance to finance the acquisition

(see Note 11); (iii) transaction incentive compensation expense and equity-based compensation expense due to change in control provisions; (iv) the elimination of expenses related to deferred cost assets that were not separately recorded as a part of our purchase price allocation; (v) the reclassification of various expenses, primarily transaction costs incurred; and (vi) the assumption that Accounting Standards Update No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, was effective beginning January 1, 2020. The unaudited pro forma combined financial information does not necessarily reflect what the combined company's financial condition or results of operations would have been had the transaction and the related financing occurred on the date indicated. The unaudited pro forma combined financial information also may not be useful in predicting the future financial condition and results of operations of the combined company following the transaction. In addition, the unaudited pro forma combined financial information does not give effect to any cost savings, operating synergies or revenue synergies that may result from the transaction, or the costs to achieve any such synergies.
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
Grand Hyatt São Paulo—We previously held a 50% interest in the entities that own Grand Hyatt São Paulo, and we accounted for the investment as an unconsolidated hospitality venture under the equity method. During the year ended December 31, 2021, we purchased the remaining 50% interest for $6 million of cash. Additionally, we repaid the $78 million third-party mortgage loan on the property and were released from our debt repayment guarantee. The transaction was accounted for as an asset acquisition, and we recognized a $69 million pre-tax gain related to the transaction in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income (loss). The pre-tax gain is primarily attributable to a $42 million reversal of other long-term liabilities associated with our equity method investment and a $22 million reclassification from accumulated other comprehensive loss.
Net assets acquired were determined as follows:

Cash paid	$6
Repayment of third-party mortgage loan	78
Fair value of our previously-held equity method investment	6
Net assets acquired	$90
Upon acquisition, we recorded $101 million of property and equipment and $11 million of deferred tax liabilities within our owned and leased hotels segment on our consolidated balance sheet.
Dispositions
Destination Residential Management—During the year ended December 31, 2023, we sold our interests in the entities which own the Destination Residential Management business to an unrelated third party for $2 million of base consideration, subject to customary adjustments related to working capital and indebtedness, and up to an additional $48 million of contingent consideration. The contingent consideration will be earned within two years following the sale upon the achievement of certain performance-based metrics and the extensions of certain contracts related to the rental programs and/or homeowner associations. Upon sale, we recorded a $28 million contingent consideration receivable at fair value in other assets on our consolidated balance sheet.
The fair value of the contingent consideration receivable was estimated using a Monte Carlo simulation to model the likelihood of achieving the performance-based metrics and a probability-based weighting approach to determine the likelihood of extending certain contracts. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, operating results, and expected timing of payments, which are primarily Level Three assumptions. We did not recognize any changes in the carrying value of the contingent consideration receivable during the year ended December 31, 2023.
The transaction was accounted for as a business disposition, and we recognized a $19 million pre-tax gain in gains on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2023. In conjunction with the disposition, we transferred $10 million of cash to the buyer related to advanced deposits. The operating results and financial position of this business prior to the sale remain within our Americas management and franchising segment.
Hyatt Regency Greenwich—During the year ended December 31, 2022, we sold Hyatt Regency Greenwich to an unrelated third party for approximately $38 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $14 million pre-tax gain, which was recognized in gains on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2022. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Mainz—During the year ended December 31, 2022, we sold the share of the entity that is the operating lessee of Hyatt Regency Mainz to an unrelated third party for a nominal amount, net of closing costs, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term franchise agreement for the property. The sale resulted in an insignificant pre-tax loss, which was recognized in gains on sales of real estate and other on our consolidated statements of income (loss) during year ended December 31, 2022. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
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

Hyatt Regency Miami—During the year ended December 31, 2021, we formed an unconsolidated hospitality venture with an unrelated third party and contributed Hyatt Regency Miami assets to the new entity resulting in the derecognition of the nonfinancial assets in the subsidiary. The agreed-upon value of the assets, which were primarily property and equipment, was $22 million. As a result of the transaction, we recorded our 50% ownership interest as an equity method investment, recorded a financing receivable from the unconsolidated hospitality venture, a related party (see Note 18), and recognized a $2 million pre-tax gain in gains on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2021. Our $11 million equity method investment (see Note 4) and $11 million financing receivable (see Note 6) were recorded at fair value based on the value of assets contributed. The operating results and financial position of this hotel prior to the derecognition of the assets remain within our owned and leased hotels segment.
Hyatt Regency Bishkek—During the year ended December 31, 2021, we sold our interest in the consolidated hospitality venture that owns Hyatt Regency Bishkek to our venture partner for approximately $3 million, net of cash disposed, closing costs, and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in an insignificant pre-tax gain, including the reclassification of $7 million of currency translation gains from accumulated other comprehensive loss, which was recognized in gains on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2021. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
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
Held For Sale
Hyatt Regency Aruba Resort Spa and Casino—During the year ended December 31, 2023, we signed a share purchase agreement to sell the shares of the entities that own Hyatt Regency Aruba Resort Spa and Casino for a sales price of $240 million, including $41 million of seller financing. At December 31, 2023, the related assets and liabilities were classified as held for sale within our owned and leased hotels segment on our consolidated balance sheet. Assets held for sale were $62 million, which primarily consists of $53 million of property and equipment, net, and liabilities held for sale were $17 million, of which $7 million relates to contract liabilities. On February 9, 2024, we completed the sale of the entities to an unrelated third party and entered into a long-term management agreement.
8.    LEASES
Lessee
A summary of operating lease expenses, net of insignificant sublease income, was as follows:

	Year Ended December 31,
	2023	2022	2021
Minimum rentals	$49	$44	$41
Contingent rentals	98	111	71
Total operating lease expenses	$147	$155	$112
Total lease expenses related to short-term leases and finance leases were insignificant for the years ended December 31, 2023, December 31, 2022, and December 31, 2021.

Supplemental balance sheet information related to finance leases was as follows:

	December 31, 2023	December 31, 2022
Property and equipment, net (1)	$5	$6

Current maturities of long-term debt	$2	$2
Long-term debt	4	5
Total finance lease liabilities	$6	$7
(1) Finance lease assets are net of $14 million and $16 million of accumulated amortization at December 31, 2023 and December 31, 2022, respectively.
Weighted-average remaining lease terms and discount rates were as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term in years
Operating leases (1)	15	15
Finance leases	3	4

Weighted-average discount rate
Operating leases	3.7%	3.6%
Finance leases	1.2%	1.0%
(1) Certain of our hotel and land leases have nominal or contingent rental payments and are excluded from the weighted-average remaining lease term calculation resulting in a lower weighted-average term.
The maturities of lease liabilities for the next five years and thereafter are as follows:

Year Ending December 31,	Operating leases (1), (2)	Finance leases
2024	$50	$2
2025	42	2
2026	36	2
2027	33	—
2028	31	—
Thereafter	205	—
Total minimum lease payments	$397	$6
Less: amount representing interest	(83)	—
Present value of minimum lease payments	$314	$6
(1) Operating lease payments have not been reduced by $15 million of future sublease receipts.
(2) Excludes an insignificant amount of operating lease payments reclassified to liabilities held for sale (see Note 7).
Lessor—We lease retail space under operating leases at certain of our owned hotels. Rental payments are primarily fixed with certain variable payments based on a contractual percentage of revenues. Rental income recognized in owned and leased hotels revenues on our consolidated statements of income (loss) was follows:

	Year Ended December 31,
	2023	2022	2021
Rental income	$11	$12	$13

The future minimum lease receipts scheduled to be received for the next five years and thereafter are as follows:

Year Ending December 31,	((1)
2024	$10
2025	7
2026	7
2027	4
2028	2
Thereafter	1
Total minimum lease receipts (1)	$31
(1) Excludes an insignificant amount of lease receipts related to the property classified as held for sale (see Note 7).
9.    GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill

	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Apple Leisure Group (1)	Corporate and other	Total
Balance at January 1, 2022
Goodwill	$210	$232	$—	$—	$2,677	$4	$3,123
Accumulated impairment losses	(154)	—	—	—	—	(4)	(158)
Goodwill, net	$56	$232	$—	$—	$2,677	$—	$2,965
Activity during the year
Measurement period adjustments (Note 7)	—	—	—	—	147	—	147
Foreign currency translation adjustments	—	—	—	—	(4)	—	(4)
Impairment losses	(7)	—	—	—	—	—	(7)
Balance at December 31, 2022
Goodwill	210	232	—	—	2,820	4	3,266
Accumulated impairment losses	(161)	—	—	—	—	(4)	(165)
Goodwill, net	$49	$232	$—	$—	$2,820	$—	$3,101
Activity during the year
Additions	—	62	—	—	—	39	101
Foreign currency translation adjustments	—	—	—	—	3	—	3
Balance at December 31, 2023
Goodwill	210	294	—	—	2,823	43	3,370
Accumulated impairment losses	(161)	—	—	—	—	(4)	(165)
Goodwill, net	$49	$294	$—	$—	$2,823	$39	$3,205
(1) One of our reporting units with $914 million of allocated goodwill had a negative carrying value at December 31, 2023.
During the years ended December 31, 2023 and December 31, 2021, we did not recognize any goodwill impairment charges.
During the year ended December 31, 2022, we sold Grand Hyatt San Antonio River Walk to an unrelated third party and accounted for the transaction as an asset disposition. In connection with the sale, we recognized a $7 million goodwill impairment charge in asset impairments on our consolidated statements of income (loss) within our owned and leased hotel segment (see Note 7).

Intangibles

		December 31, 2023
	Weighted-average useful lives in years	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	15	$906	$(248)	$658
Brand and other indefinite-lived intangibles	—	608	—	608
Customer relationships intangibles	8	620	(243)	377
Other intangibles	11	33	(6)	27
Total		$2,167	$(497)	$1,670

	December 31, 2022
	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	$786	$(184)	$602
Brand and other indefinite-lived intangibles	593	—	593
Customer relationships intangibles	608	(145)	463
Other intangibles	22	(12)	10
Total	$2,009	$(341)	$1,668

	Year Ended December 31,
	2023	2022	2021
Amortization expense	$178	$210	$48
We estimate amortization expense for definite-lived intangibles for the next five years and thereafter as follows:

Year Ending December 31,
2024	$162
2025	138
2026	113
2027	102
2028	98
Thereafter	449
Total amortization expense	$1,062
During the years ended December 31, 2023 and December 31, 2022, we recognized $17 million and $21 million, respectively, of impairment charges related to brand intangibles, as we determined the carrying values of certain assets were in excess of fair values, and $12 million and $10 million, respectively, of impairment charges related to management agreement intangibles, primarily as a result of contract terminations. The impairment charges were recognized in asset impairments on our consolidated statements of income (loss), primarily within our Apple Leisure Group segment. The judgments and assumptions used in determining the impairment charges are classified as Level Three in the fair value hierarchy.
During the year ended December 31, 2021, we recognized $8 million of impairment charges related to management and franchise agreement intangibles, primarily as a result of contract terminations. The impairment charges were recognized in asset impairments on our consolidated statements of income (loss), primarily within our Americas management and franchising segment. The judgments and assumptions used in determining the impairment charges are classified as Level Three in the fair value hierarchy.

10.    OTHER ASSETS

	December 31, 2023	December 31, 2022
Management and hotel services agreement and franchise agreement assets constituting payments to customers (1)	$896	$699
Marketable securities held to fund the loyalty program (Note 4)	495	406
Marketable securities held to fund rabbi trusts (Note 4)	489	420
Deferred costs related to the paid membership program	194	106
Common shares in Playa N.V. (Note 4)	105	79
Long-term investments (Note 4)	96	77
Marketable securities held for captive insurance company (Note 4)	86	93
Long-term restricted cash	4	37
Other	112	112
Total other assets	$2,477	$2,029
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.
11.    DEBT

	December 31, 2023	December 31, 2022
$700 million senior unsecured notes maturing in 2023—1.300%	$—	$656
$750 million senior unsecured notes maturing in 2024—1.800%	746	746
$450 million senior unsecured notes maturing in 2025—5.375%	450	450
$400 million senior unsecured notes maturing in 2026—4.850%	400	400
$600 million senior unsecured notes maturing in 2027—5.750%	600	—
$400 million senior unsecured notes maturing in 2028—4.375%	399	399
$450 million senior unsecured notes maturing in 2030—5.750%	440	440
Floating average rate loan	28	29
Other	—	1
Total debt before finance lease obligations	3,063	3,121
Finance lease obligations (Note 8)	6	7
Total debt	3,069	3,128
Less: current maturities	(751)	(660)
Less: unamortized discounts and deferred financing fees (1)	(13)	(15)
Total long-term debt	$2,305	$2,453
(1) Includes $1 million and $2 million of unamortized discounts and deferred financing fees related to current maturities at December 31, 2023 and December 31, 2022, respectively.
Under existing agreements, maturities of debt for the next five years and thereafter are as follows:

Year Ending December 31,
2024	$750
2025	454
2026	404
2027	604
2028	403
Thereafter	448
Total maturities of debt (1)	$3,063
(1) Excludes $6 million of finance lease obligations and $13 million of unamortized discounts and deferred financing fees.
Senior Notes—At December 31, 2023 and December 31, 2022, we had unsecured Senior Notes as further described below. Interest on the outstanding Senior Notes is payable semi-annually. We may redeem some or all of the Senior Notes at any time prior to their maturity at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption plus a make-whole amount, if any. The amount of any make-whole payment depends, in part, on the yield of U.S. Treasury securities with a comparable maturity to the Senior Notes at the date of redemption. A summary of the terms of our outstanding Senior Notes, by year of issuance, is as follows:
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
•In 2020, we issued $750 million of three-month LIBOR plus 3.000% senior notes due 2022 (the "2022 Notes"), $450 million of 5.375% senior notes due 2025 (the "2025 Notes"), and $450 million of 5.750% senior notes due 2030 (the "2030 Notes"). We received approximately $1,635 million of net proceeds from the sale, after deducting $15 million of underwriting discounts and other offering expenses. We used a portion of the proceeds from these issuances to repay all outstanding borrowings on our revolving credit facility and settle outstanding interest rate locks, and we used the remainder for general corporate purposes.
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
•In 2023, we issued $600 million of 5.750% senior notes due 2027 at an issue price of 99.975% (the "2027 Notes"). We received approximately $596 million of net proceeds from the sale, after deducting $4 million of underwriting discounts and other offering expenses. We used the net proceeds from the senior notes issuance, together with cash on hand, to repay the outstanding balance on the 2023 Fixed Rate Notes, as described below.
Senior Notes Redemptions, Repayments, and Repurchases—During the year ended December 31, 2023, we repaid the 2023 Fixed Rate Notes, of which there was $638 million outstanding, at maturity for approximately $642 million, inclusive of $4 million of accrued interest. Additionally, we repurchased approximately $18 million of principal on the 2023 Fixed Rate Notes in the open market.
During the year ended December 31, 2022, we redeemed the 2023 Floating Rate Notes, of which there was $300 million of aggregate principal outstanding, at a redemption price of approximately $302 million, which was calculated in accordance with the terms of the 2023 Floating Rate Notes and included principal and $2 million of accrued interest. We also redeemed the 2023 Notes, of which there was $350 million of aggregate principal outstanding, at a redemption price of approximately $353 million, which was calculated in accordance with the terms of the 2023 Notes and included principal and $3 million of accrued interest. Additionally, we paid approximately $58 million to repurchase $44 million of principal on the 2023 Fixed Rate Notes, $4 million of principal on the 2024 Fixed Rate Notes, $1 million of principal on the 2028 Notes, and $10 million of principal on the 2030 Notes in the open market. During the year ended December 31, 2022, we incurred an insignificant net loss on extinguishment of debt recognized in other income (loss), net on our consolidated statements of income (loss) related to this activity (see Note 21).
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
Floating Average Rate Loan—During the year ended December 31, 2012, we obtained a secured construction loan with Banco Nacional de Desenvolvimento Econômico e Social - BNDES ("BNDES") in order to develop Grand Hyatt Rio de

Janeiro. The loan was split into four separate sub-loans. Sub-loans (a) and (b) mature in 2031 and bear interest at the Brazilian Long Term Interest Rate - TJLP plus 2.02%, and when the TJLP rate exceeds 6%, the amount corresponding to the TJLP portion above 6% is required to be capitalized daily. Sub-loans (c) and (d) matured during the year ended December 31, 2023. At December 31, 2023, the weighted-average interest rates for the sub-loans we have drawn upon is 8.02%. At December 31, 2023 and December 31, 2022, we had Brazilian Real ("BRL") 136 million, or $28 million, and BRL 154 million, or $29 million, outstanding, respectively.
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
During the years ended December 31, 2023 and December 31, 2022, we had no borrowings or repayments on our revolving credit facility in effect for each of the respective periods. At both December 31, 2023 and December 31, 2022, we had no balance outstanding. At December 31, 2023, we had $1,496 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding.
At December 31, 2023 and December 31, 2022, we had $256 million and $263 million, respectively, of letters of credit outstanding, excluding letters of credit outstanding that reduce our borrowing capacity under our revolving credit facility (see Note 15).
Fair Value—We estimated the fair value of debt, which consists of our Senior Notes and other long-term debt, excluding finance leases. Our Senior Notes are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. We estimated the fair value of other debt instruments using a discounted cash flow analysis based on current market inputs for similar types of arrangements. We classified our other debt instruments and revolving credit facility, if applicable, as Level Three based on the lack of available market data. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in our assumptions will result in different estimates of fair value.

	December 31, 2023
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$3,063	$3,062	$—	$3,032	$30
(1) Excludes $6 million of finance lease obligations and $13 million of unamortized discounts and deferred financing fees.

	December 31, 2022
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$3,121	$3,006	$—	$2,976	$30
(2) Excludes $7 million of finance lease obligations and $15 million of unamortized discounts and deferred financing fees.
12.    EMPLOYEE BENEFIT PLANS
Defined Benefit Plans—We sponsor supplemental executive retirement plans consisting of funded and unfunded defined benefit plans for certain former executives. Retirement benefits are based primarily on the former employees' salary, as defined, and are payable upon satisfaction of certain service and age requirements as defined by the plans. At both December 31, 2023 and December 31, 2022, the accumulated benefit obligation related to the unfunded U.S. plan was $16 million, of which $15 million was recorded in other long-term liabilities on our consolidated balance sheets (see Note 13). At December 31, 2023, we expect $1 million of benefits to be paid annually over the next 10 years.
Defined Contribution Plans—We provide retirement benefits to certain eligible employees under the Retirement Savings Plan (a qualified plan under Internal Revenue Code Section 401(k)), the FRP, and other similar plans. During the years ended December 31, 2023, December 31, 2022, and December 31, 2021, we recognized $43 million, $38 million, and $28 million, respectively, of expenses related to the Retirement Savings Plan based on a percentage of eligible employee contributions on stipulated amounts. The majority of these contributions relate to hotel property-level employees, which are reimbursable to us, and are recognized in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our consolidated statements of income (loss).
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
Employee Stock Purchase Program—We provide the ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code. The ESPP provides eligible employees the opportunity to purchase shares of our common stock on a quarterly basis through payroll deductions at a price equal to 95% of the fair value on the last trading day of each quarter. We issued 61,977, 60,543, and 46,311 shares under the ESPP during the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.
Seniority Premiums—We provide post-employment benefits to certain eligible employees in Mexico based on their seniority and the nature and timing of their departure, as required by Mexican labor laws. At December 31, 2023 and December 31, 2022, we had $15 million and $13 million, respectively, of total liabilities related to the benefits, which included $11 million and $10 million recorded in other long-term liabilities (see Note 13) and $4 million and $3 million recorded in accrued expenses and other current liabilities, respectively, on our consolidated balance sheets.
13.    OTHER LONG-TERM LIABILITIES

	December 31, 2023	December 31, 2022
Deferred compensation plans funded by rabbi trusts (Note 4)	$489	$420
Income taxes payable	407	339
Guarantee liabilities (Note 15)	142	124
Contingent consideration liability (Note 15)	115	—
Self-insurance liabilities (Note 15)	73	68
Deferred income taxes (Note 14)	66	72
Other	59	54
Total other long-term liabilities	$1,351	$1,077
14.    TAXES
Our tax provision includes federal, state, local, and foreign income taxes.

	Year Ended December 31,
	2023	2022	2021
U.S. income before income taxes	$188	$349	$14
Foreign income before income taxes	122	14	30
Income before income taxes	$310	$363	$44

The provision (benefit) for income taxes was comprised of the following:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$106	$100	$43
State	21	10	10
Foreign	88	57	13
Total Current	$215	$167	$66
Deferred:
Federal	$(62)	$(184)	$191
State	(4)	(77)	—
Foreign	(59)	2	9
Total Deferred	$(125)	$(259)	$200
Provision (benefit) for income taxes	$90	$(92)	$266
The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

	Year Ended December 31,
	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes—net of federal tax benefit	4.2	5.2	24.1
Impact of foreign operations (1)	15.3	6.6	(37.0)
ALG foreign asset restructuring	(15.3)	—	—
Change in valuation allowances	(7.7)	(58.6)	567.7
Tax contingencies	9.4	6.2	9.2
Foreign unconsolidated hospitality ventures	0.1	0.4	20.0
U.S. net operating loss carryback benefit at 35%	—	—	(4.1)
U.S. foreign tax credits valuation allowance	—	(4.7)	(18.6)
Other (2)	1.9	(1.3)	21.2
Effective income tax rate	28.9%	(25.2)%	603.5%
(1) Excludes unconsolidated hospitality ventures losses.
(2) Includes the impact of non-deductible transaction costs in 2022 and 2021 as a result of the ALG Acquisition (see Note 7).
Significant items affecting the 2023 effective tax rate include the rate differential on foreign operations and the impact of tax contingencies. These expenses were partially offset by the non-cash tax benefit from the foreign asset restructuring undertaken to further integrate the Hyatt and ALG businesses and the release of a valuation allowance on U.S. federal and state deferred tax assets.
Significant items affecting the 2022 effective tax rate include the impact of a $250 million non-cash benefit as a result of the release of a valuation allowance on U.S. federal and state deferred tax assets and U.S. foreign tax credit carryforwards. This benefit was partially offset by the impact of tax contingencies and the impact of foreign operations.
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

The components of the net deferred tax assets and deferred tax liabilities were comprised of the following:

	December 31, 2023	December 31, 2022
Deferred tax assets related to:
Loyalty program	$238	$190
Employee benefits	146	144
Foreign net operating losses and credit carryforwards	144	146
Deferred revenues	115	91
Long-term operating lease liabilities	88	94
Interest deduction limitations	66	66
Federal and state net operating losses and credit carryforwards	34	53
Allowance for uncollectible assets	24	26
Unrealized losses	11	14
Investments	10	18
Other	72	74
Valuation allowance	(253)	(262)
Total deferred tax assets	$695	$654
Deferred tax liabilities related to:
Intangibles	$(169)	$(216)
Operating lease ROU assets	(95)	(101)
Property and equipment	(74)	(95)
Prepaid expenses	(24)	(18)
Investments	(18)	(24)
Unrealized gains	(5)	(2)
Other	(18)	(13)
Total deferred tax liabilities	$(403)	$(469)
Net deferred tax assets (liabilities)	$292	$185
Recorded on our consolidated balance sheets as:
Deferred tax assets—noncurrent	$358	$257
Deferred tax liabilities—noncurrent	(66)	(72)
Total	$292	$185
During the year ended December 31, 2023, significant changes to our deferred tax assets included a $48 million increase related to the loyalty program deferred tax asset as a result of changes in the loyalty program's deferred revenue liability. Significant changes to our deferred tax liabilities at December 31, 2023 included a $47 million decrease in intangibles driven by a foreign asset restructuring undertaken to further integrate the Hyatt and ALG business.
At December 31, 2023, we had $169 million of deferred tax assets for future tax benefits related to federal, state, and foreign net operating losses and $9 million of benefits related to federal and state credits. Of these deferred tax assets, $49 million related to net operating losses and federal and state credits that expire in 2024 through 2043 and $129 million related to federal, state, and foreign net operating losses that have no expiration date and may be carried forward indefinitely. A $253 million valuation allowance was recorded on deferred tax assets that we do not believe are more likely than not to be realized.
At December 31, 2023, we had $324 million of accumulated undistributed earnings generated by our foreign subsidiaries, the majority of which have been subject to U.S. tax. Any potential additional taxes due with respect to such earnings or the excess of book basis over tax basis of our foreign investments would generally be limited to an insignificant amount of foreign withholding and/or U.S. state income taxes. We continue to assert that undistributed net earnings with respect to certain foreign subsidiaries that have not previously been taxed in the U.S. are indefinitely reinvested.
At December 31, 2023, December 31, 2022, and December 31, 2021, total unrecognized tax benefits recorded in other long-term liabilities on our consolidated balance sheets were $301 million, $253 million, and $205 million, of which $120 million, $102 million, and $186 million, respectively, would impact the effective tax rate, if recognized. It is reasonably possible that a reduction of up to $13 million of unrecognized tax benefits could occur within 12 months resulting from the expiration of certain tax statutes of limitations. Further, while it is reasonably possible that the amount of uncertain tax benefits associated with the U.S. treatment of the loyalty program discussed below could significantly change within the next 12 months, at this time, we are not able to estimate the range by which the reasonably possible outcomes of the pending litigation could impact our uncertain tax benefits within the next 12 months.
A reconciliation of unrecognized tax benefits is as follows:

	2023	2022	2021
Unrecognized tax benefits—January 1	$253	$205	$146
Total increases—current-period tax positions	54	38	12
Total increases (decreases)—prior-period tax positions	(3)	22	50
Settlements	—	—	(1)
Lapse of statute of limitations	(9)	(5)	(2)
Foreign currency fluctuation	6	(7)	—
Unrecognized tax benefits—December 31	$301	$253	$205
In 2023, the $48 million net increase in uncertain tax positions was primarily related to foreign tax filing positions and an accrual for the U.S. treatment of the loyalty program.
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
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total gross accrued interest and penalties were $133 million, $111 million, and $93 million at December 31, 2023, December 31, 2022, and December 31, 2021, respectively.
The amount of interest and penalties recognized as a component of our income tax expense in 2023 was $23 million, primarily related to interest accrued on the U.S. treatment of the loyalty program and foreign tax matters. The amount of interest and penalties recognized as a component of our income tax expense in 2022 was $21 million, primarily related to foreign tax matters. The amount of interest and penalties recognized as a component of our income tax expense in 2021 was a $8 million expense, primarily related to foreign tax matters.
We are subject to audits by federal, state, and foreign tax authorities. U.S. tax years 2018 through 2020 are currently under field exam. U.S. tax years 2009 through 2011 have been subject to a U.S. Tax Court case concerning the tax treatment of the loyalty program in which the IRS is asserting that loyalty program contributions are taxable income to the Company. U.S. tax years 2012 through 2017 are pending the outcome of the issue currently in U.S. Tax Court.
The Tax Court issued an opinion on October 2, 2023 related to the aforementioned case and determined that the Company must recognize approximately $12 million in net taxable income for the tax years 2009 through 2011, but that the Company need not recognize approximately $228 million in net taxable income that preceded 2009. The Company is evaluating the Tax Court's decision and potential appeal options. In order to appeal the Tax Court's ruling, the Company would be required to pay the tax liability and interest related to the 2009 through 2011 tax years as determined by the Tax Court, which is estimated to be $2 million. If the Company were to appeal and the Tax Court's opinion is upheld on appeal, the estimated income tax payment due for the subsequent years 2012 through 2023 is $215 million, including $31 million of estimated interest, net of federal benefit. We believe we have an adequate uncertain tax liability recorded in accordance with Accounting Standards Codification 740, Income Taxes, for this matter and believe that the ultimate outcome of this matter will not have a material effect on our consolidated financial position, results of operations, or liquidity.
We have several state audits pending, including in California, Illinois, and New York. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the return. However, the state impact of any federal changes remains subject to examination by various states for a period generally up to one year after formal notification to the states of the federal changes. We also have several foreign audits pending. The statutes of limitations for the foreign jurisdictions ranges from 3 to 10 years after filing the applicable tax return.

15.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety and other bonds, and letter of credit agreements.
Commitments—At December 31, 2023, we are committed, under certain conditions, to lend, provide certain consideration to, or invest in various business ventures up to $477 million, net of any related letters of credit.
Performance Guarantees—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. Except as described below, at December 31, 2023, our performance guarantees had $104 million of remaining maximum exposure and expire between 2024 and 2042.
Through acquisitions, we acquired certain management and hotel services agreements with performance guarantees based on annual performance levels and with expiration dates between 2027 and 2045. Contract terms within certain management and hotel services agreements limit our exposure, and therefore, we are unable to reasonably estimate our maximum potential future payments.
At December 31, 2023 and December 31, 2022, we had $99 million and $108 million, respectively, of total performance guarantee liabilities, which included $91 million and $96 million, respectively, recorded in other long-term liabilities and $8 million and $12 million, respectively, recorded in accrued expenses and other current liabilities on our consolidated balance sheets.
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At both December 31, 2023 and December 31, 2022, we had an insignificant amount recorded in accrued expenses and other current liabilities on our consolidated balance sheets related to these performance cure payments.
Debt Repayment Guarantees—We enter into various debt repayment guarantees in order to assist third-party owners, franchisees, and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Geographical region	Maximum potential future payments (1)	Maximum exposure net of recoverability from third parties (1)	Other long-term liabilities recorded at December 31, 2023	Other long-term liabilities recorded at December 31, 2022	Year of guarantee expiration (2)
United States (3), (4)	$140	$41	$30	$3	various, through 2027
All foreign (3), (5)	200	178	21	25	various, through 2031
Total	$340	$219	$51	$28
(1) Our maximum exposure is generally based on a specified percentage of the total principal due upon borrower default.
(2) Certain underlying debt agreements have extension periods which are not reflected in the year of guarantee expiration.
(3) We have agreements with our unconsolidated hospitality venture partners or the respective third-party owners or franchisees to recover certain amounts funded under the debt repayment guarantee; the recoverability mechanism may be in the form of cash or HTM debt security.
(4) Certain agreements give us the ability to assume control of the property if defined funding thresholds are met or if certain events occur.
(5) Under certain debt repayment guarantees associated with hotel properties in India, we have the contractual right to recover amounts funded from an unconsolidated hospitality venture, which is a related party, and therefore, we expect our maximum exposure for these guarantees to be approximately $83 million, taking into account our partner's 50% ownership interest in the unconsolidated hospitality venture. Under certain events or conditions, we have the right to force the sale of the properties in order to recover amounts funded.
At December 31, 2023, we are not aware, nor have we received any notification, that our third-party owners, franchisees, or unconsolidated hospitality ventures are not current on their debt service obligations where we have provided a debt repayment guarantee.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $148 million and $124 million at December 31, 2023 and December 31, 2022, respectively. Based on the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Contingent Consideration Fair Value—We may pay up to an additional $175 million of contingent consideration through 2028 as a result of our acquisition of Dream Hotel Group (see Note 7). At December 31, 2023, we had $174 million of potential future consideration remaining. The contingent consideration liability, which is remeasured at fair value on a recurring basis and is classified as Level Three in the fair value hierarchy, is recorded in other-long term liabilities on our consolidated balance sheets. The following table summarizes the change in fair value recognized in other income (loss), net on our consolidated statements of income (loss):

2023
Fair value as of acquisition date	$107
Change in fair value (Note 21)	9
Payments	(1)
Fair value at December 31 (Note 13)	$115
Insurance—We obtain insurance for potential losses from general liability, property, automobile, aviation, environmental, workers' compensation, employment practices, crime, cyber, and other miscellaneous risks. A portion of these risks is retained through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance company to be paid within 12 months are $41 million and $39 million at December 31, 2023 and December 31, 2022, respectively, and are recorded in accrued expenses and other current liabilities on our consolidated balance sheets. Reserves for losses in our captive insurance company to be paid in future periods are $73 million and $68 million at December 31, 2023 and December 31, 2022, respectively, and are recorded in other long-term liabilities on our consolidated balance sheets (see Note 13).
Collective Bargaining Agreements—At December 31, 2023, approximately 21% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between various unions and us. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety and Other Bonds—Surety and other bonds issued on our behalf were $253 million at December 31, 2023 and primarily relate to our insurance programs, litigation, taxes, licenses, liens, and utilities for our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at December 31, 2023 were $260 million, which primarily relate to our ongoing operations, collateral for customer deposits associated with ALG Vacations, collateral for estimated insurance claims, and securitization of our performance under certain debt repayment guarantees, which are only called on if the borrower defaults on its obligations or we default on our guarantees. Of the letters of credit outstanding, $4 million reduces the available capacity under our revolving credit facility (see Note 11).
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
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recorded a liability in connection with this matter. At December 31, 2023, our maximum exposure is not expected to exceed $18 million.
16.    STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
Common Stock—At December 31, 2023, Pritzker family business interests beneficially owned, in the aggregate, approximately 96.1% of our Class B common stock and approximately 1.4% of our Class A common stock, representing approximately 55.4% of the outstanding shares of our common stock and approximately 89.5% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests are able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors and other significant corporate transactions. While the voting agreements are in effect, they may provide our board of directors with effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. Pursuant to the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, the Pritzker family business interests have agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock. In addition, other stockholders beneficially own, in the aggregate, approximately 3.9% of our outstanding Class B common stock representing approximately 2.2% of the outstanding shares of our common stock and approximately 3.6% of the total voting power of our outstanding common stock. Pursuant to the 2007 Stockholders' Agreement, these entities have also agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock.
Share Repurchase—On December 18, 2019 and May 10, 2023, our board of directors authorized repurchases of up to $750 million and $1,055 million, respectively, of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an ASR transaction, at prices we deem appropriate and subject to market conditions, applicable law, and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A and Class B common stock. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock, and the program may be suspended or discontinued at any time.

	Year Ended December 31,
	2023	2022	2021
Total number of shares repurchased (1)	4,123,828	4,233,894	—
Weighted-average price per share	$109.86	$87.07	$—
Aggregate purchase price (2)	$453	$369	$—
Shares repurchased as a percentage of total common stock outstanding (3)	4%	4%	—%
(1) The year ended December 31, 2023 includes repurchases of 106,116 shares that were initiated prior to December 31, 2022, but settled in the first quarter of 2023. At December 31, 2022, a $9 million share repurchase liability was recorded in accrued expenses and other current liabilities on our consolidated balance sheet.

(2) Excludes related insignificant expenses.
(3) Calculated based on the total common stock outstanding as of December 31 of the prior year.
The shares of Class A common stock repurchased in the open market were retired and returned to the status of authorized and unissued shares. At December 31, 2023, we had $1.2 billion remaining under the combined share repurchase authorizations.
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
Dividend—During the year ended December 31, 2023, we declared $21 million and $27 million of cash dividends to Class A and Class B stockholders of record, respectively. During the years ended December 31, 2022 and December 31, 2021, we did not declare or pay dividends to Class A or Class B stockholders of record.

Date declared	Dividend per share amount for Class A and Class B	Date of record	Date paid
May 11, 2023	$0.15	May 30, 2023	June 12, 2023
August 3, 2023	$0.15	August 25, 2023	September 8, 2023
November 2, 2023	$0.15	November 22, 2023	December 6, 2023
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax impacts, were as follows:

	Balance at January 1, 2023	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at December 31, 2023
Foreign currency translation adjustments	$(202)	$46	$—	$(156)
AFS debt securities unrealized fair value adjustments (1)	(11)	12	3	4
Derivative instrument adjustments (2)	(29)	1	5	(23)
Accumulated other comprehensive loss	$(242)	$59	$8	$(175)
(1) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in other income (loss), net related to marketable securities held for our captive insurance company (see Note 21).
(2) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks. We expect to reclassify $5 million of losses, net of insignificant tax impacts, over the next 12 months.

	Balance at January 1, 2022	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at December 31, 2022
Foreign currency translation adjustments (3)	$(206)	$(1)	$5	$(202)
AFS debt securities unrealized fair value adjustments	(1)	(10)	—	(11)
Pension liabilities adjustments	(4)	4	—	—
Derivative instrument adjustments (4)	(34)	—	5	(29)
Accumulated other comprehensive loss	$(245)	$(7)	$10	$(242)
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

17.    STOCK-BASED COMPENSATION
Compensation expense and unearned compensation presented below exclude (i) amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as these expenses have been, and will continue to be, reimbursed by our third-party owners and are recognized in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our consolidated statements of income (loss) and (ii) insignificant amounts related to employees of our owned and leased hotels recognized in owned and leased hotels expenses on our consolidated statements of income (loss). Stock-based compensation expense recognized in selling, general, and administrative expenses and distribution and destination management expenses on our consolidated statements of income (loss) related to these awards was as follows:

	Year Ended December 31,
	2023	2022	2021
SARs	$13	$12	$10
RSUs	40	36	23
PSUs	22	13	17
Total	$75	$61	$50
The income tax benefit recognized at the time of vest related to these awards was as follows:

	Year Ended December 31,
	2023	2022	2021
SARs	$1	$—	$—
RSUs	5	5	$4
PSUs	2	1	1
Total	$8	$6	$5
SARs—A summary of SAR activity is presented below:

	SARs	Weighted-average exercise price	Weighted-average remaining contractual term
Outstanding at December 31, 2022	4,208,117	$62.10	5.92
Granted	284,912	111.71
Exercised	(609,682)	52.80
Forfeited or expired	—	—
Outstanding at December 31, 2023	3,883,347	$67.20	5.68
Exercisable at December 31, 2023	2,844,554	$61.44	4.94
The weighted-average grant date fair value for the awards granted in 2023, 2022, and 2021 was $48.54, $37.56, and $28.68, respectively.
The fair value of each SAR was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	2023	2022	2021
Exercise price	$111.71	$94.60	$80.46
Expected life in years	6.24	6.24	6.24
Risk-free interest rate	3.70%	2.40%	1.10%
Expected volatility	37.37%	36.07%	34.49%
Annual dividend yield	—%	—%	—%
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

During the years ended December 31, 2023, December 31, 2022, and December 31, 2021, the intrinsic value of exercised SARs was $47 million, $21 million, and $31 million, respectively. The total intrinsic value of SARs outstanding at December 31, 2023 was $245 million, and the total intrinsic value for exercisable SARs at December 31, 2023 was $196 million.
RSUs—A summary of the status of the nonvested RSU awards outstanding under the LTIP, including certain RSUs with a performance component, is presented below:

	RSUs	Weighted-average grant date fair value
Nonvested at December 31, 2022	1,180,505	$78.78
Granted	482,224	111.26
Vested	(494,069)	77.04
Forfeited or canceled	(28,125)	89.41
Nonvested at December 31, 2023	1,140,535	$93.01
The weighted-average grant date fair value for the awards granted in 2023, 2022, and 2021 was $111.26, $91.95, and $81.59, respectively. The liability and related expense for granted cash-settled RSUs are insignificant at and for the year ended December 31, 2023. The fair value of RSUs vested during the years ended December 31, 2023, December 31, 2022, and December 31, 2021 was $55 million, $41 million, and $34 million, respectively.
At December 31, 2023, the total intrinsic value of nonvested RSUs was $149 million.
PSUs—A summary of the status of the nonvested PSU awards outstanding under the LTIP is presented below:

	PSUs	Weighted-average grant date fair value
Nonvested at December 31, 2022	422,018	$82.22
Granted	133,383	120.64
Vested	—	—
Forfeited or canceled	—	—
Nonvested at December 31, 2023	555,401	$91.45
The weighted-average grant date fair value for the awards granted in 2023, 2022, and 2021 was $120.64, $83.58, and $82.02, respectively. During the year ended December 31, 2023, no PSUs vested. The fair value of PSUs vested during the years ended December 31, 2022 and December 31, 2021 was $10 million and $4 million, respectively.
At December 31, 2023, the total intrinsic value of nonvested PSUs was $72 million, if target performance is achieved.
Unearned Compensation—Our total unearned compensation for our stock-based compensation programs at December 31, 2023 was $3 million for SARs, $30 million for RSUs, and $20 million for PSUs, which will be recognized in selling, general, and administrative expenses and distribution and destination management expenses over a weighted-average period of 2 years.
18.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout 2023, 2022, and 2021 is the brother-in-law of our Executive Chairman. During the years ended December 31, 2023, December 31, 2022, and December 31, 2021, we incurred $15 million, $14 million, and $9 million, respectively, of legal fees with this firm. At December 31, 2023 and December 31, 2022, we had $2 million and insignificant amounts, respectively, due to the law firm.
Equity Method Investments—We have equity method investments in entities that own, operate, manage, or franchise properties for which we receive management, franchise, or license fees. We recognized $23 million, $22 million, and $11 million of fees during the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively. In addition, in some cases we provide loans (see Note 6 and Note 7) or guarantees (see Note 15) to these entities. During the years ended December 31, 2023, December 31, 2022, and December 31, 2021, we recognized $6 million, $7 million, and $6 million, respectively, of income related to these guarantees. At December 31, 2023 and December 31, 2022, we had $43 million and $33 million, respectively, of net receivables due from these properties, inclusive of $21 million in both periods, classified as financing receivables on our consolidated balance sheets. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 50%. See Note 4 for further details regarding these investments.
In addition to the aforementioned fees, we provide system-wide services on behalf of owners of managed and franchised properties and administer the loyalty program for the benefit of Hyatt's portfolio of properties. These expenses have been, and will continue to be, reimbursed by our third-party owners and franchisees and are recognized in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our consolidated statements of income (loss).
Class B Share Conversion—During the years ended December 31, 2023, December 31, 2022, and December 31, 2021, 160,626 shares, 735,522 shares, and 2,385,647 shares, respectively, of Class B common stock were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.
Charitable Contribution—During the year ended December 31, 2022, we contributed $5 million to the Hyatt Hotels Foundation. The charitable contribution was recognized in selling, general, and administrative expenses on our consolidated statements of income (loss).
19.    SEGMENT AND GEOGRAPHIC INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. Effective January 1, 2023, we changed the strategic and operational oversight for our properties located in the Indian subcontinent. Revenues and assets associated with these properties are now reported in the ASPAC management and franchising segment. The segment changes have been reflected retrospectively for the years ended December 31, 2022 and December 31, 2021. We define our reportable segments as follows:
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
•Americas management and franchising—This segment derives its earnings primarily from a combination of management and hotel services and licensing of our portfolio of brands to franchisees located in the United States, Canada, the Caribbean, Mexico, Central America, and South America, as well as revenues from the Destination Residential Management business, which was sold during the year ended December 31, 2023 (see Note 7). This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These reimbursed costs relate primarily to payroll at managed properties where the Company is the employer, as well as system-wide services and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from the Company's owned and leased hotels and are eliminated in consolidation.
•ASPAC management and franchising—This segment derives its earnings primarily from a combination of management and hotel services and licensing of our portfolio of brands to franchisees located in Greater China, East and Southeast Asia, the Indian subcontinent, and Oceania. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These reimbursed costs relate primarily to system-wide services and the loyalty program operated on behalf of owners of managed and franchised properties.
•EAME management and franchising—This segment derives its earnings primarily from a combination of management and hotel services and licensing of our portfolio of brands to franchisees located in Europe, Africa, the Middle East, and Central Asia. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These reimbursed costs relate primarily to system-wide services and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from the Company's owned and leased hotels and are eliminated in consolidation.

•Apple Leisure Group—This segment derives its earnings from distribution and destination management services offered through ALG Vacations; management and hotel services primarily for all-inclusive ALG resorts located in Mexico, the Caribbean, Central America, South America, and Europe; and through a paid membership program offering benefits primarily at ALG resorts in Mexico, the Caribbean, and Central America. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These reimbursed costs relate to certain system-wide services provided on behalf of owners of ALG resorts.
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

	Year Ended December 31,
	2023	2022	2021
Owned and leased hotels
Owned and leased hotels revenues	$1,340	$1,242	$855
Intersegment revenues (1)	29	28	17
Adjusted EBITDA	312	307	91
Depreciation and amortization	182	186	230
Capital expenditures	138	143	80
Americas management and franchising
Management, franchise, license, and other fees revenues	544	479	277
Contra revenue	(26)	(24)	(19)
Other revenues	82	119	84
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	2,667	2,271	1,410
Intersegment revenues (1)	47	42	29
Adjusted EBITDA	469	422	231
Depreciation and amortization	26	21	22
Capital expenditures	—	1	1
ASPAC management and franchising
Management, franchise, license, and other fees revenues	170	99	78
Contra revenue	(3)	(2)	(4)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	155	157	108
Adjusted EBITDA	126	54	34
Depreciation and amortization	2	2	3
Capital expenditures	2	—	—
EAME management and franchising
Management, franchise, license, and other fees revenues	90	84	37
Contra revenue	(13)	(4)	(12)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	96	78	54
Intersegment revenues (1)	9	8	3
Adjusted EBITDA	61	47	12
Capital expenditures	1	1	4
Apple Leisure Group
Owned and leased hotels revenues	28	21	—
Management, franchise, license, and other fees revenues	152	146	21
Contra revenue	(5)	(1)	—
Distribution and destination management revenues	1,032	986	115
Other revenues	189	137	19
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	140	114	11
Adjusted EBITDA	199	231	4
Depreciation and amortization	159	192	22
Capital expenditures	28	26	4

	Year Ended December 31,
	2023	2022	2021
Corporate and other
Revenues	113	65	41
Intersegment revenues (1)	(1)	(2)	(2)
Adjusted EBITDA	(139)	(154)	(116)
Depreciation and amortization	28	25	33
Capital expenditures	29	30	22
Eliminations
Revenues (1)	(84)	(76)	(47)
Adjusted EBITDA	1	1	1
TOTAL
Revenues	$6,667	$5,891	$3,028
Adjusted EBITDA	1,029	908	257
Depreciation and amortization	397	426	310
Capital expenditures	198	201	111
(1) Intersegment revenues are included in management, franchise, license, and other fees revenues, owned and leased hotels revenues, and other revenues and eliminated in Eliminations.
The table below presents summarized consolidated balance sheet information by segment:

	December 31, 2023	December 31, 2022
Total assets:
Owned and leased hotels	$2,999	$2,989
Americas management and franchising	1,499	1,266
ASPAC management and franchising	273	235
EAME management and franchising	320	273
Apple Leisure Group	5,266	5,143
Corporate and other	2,476	2,406
Total	$12,833	$12,312
The following tables present revenues and property and equipment, net, operating lease ROU assets, intangibles, net, and goodwill by geographical region:

	Year Ended December 31,
	2023	2022	2021
Revenues:
United States	$5,074	$4,560	$2,311
All foreign	1,593	1,331	717
Total	$6,667	$5,891	$3,028

		December 31, 2023	December 31, 2022
Property and equipment, net, operating lease ROU assets, intangibles, net, and goodwill:
United States		$3,937	$3,877
All foreign		3,647	3,661
Total		$7,584	$7,538

The table below provides a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Year Ended December 31,
	2023	2022	2021
Net income (loss) attributable to Hyatt Hotels Corporation	$220	$455	$(222)
Interest expense	145	150	163
(Benefit) provision for income taxes	90	(92)	266
Depreciation and amortization	397	426	310
EBITDA	852	939	517
Contra revenue	47	31	35
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(3,058)	(2,620)	(1,583)
Costs incurred on behalf of managed and franchised properties	3,144	2,632	1,639
Equity (earnings) losses from unconsolidated hospitality ventures	1	(5)	(28)
Stock-based compensation expense	75	61	50
Gains on sales of real estate and other	(18)	(263)	(414)
Asset impairments	30	38	8
Other (income) loss, net	(108)	40	19
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	64	55	14
Adjusted EBITDA	$1,029	$908	$257

20.    EARNINGS (LOSSES) PER SHARE
The calculation of basic and diluted earnings (losses) per share, including a reconciliation of the numerator and denominator, is as follows:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss)	$220	$455	$(222)
Net income (loss) attributable to noncontrolling interests	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$220	$455	$(222)
Denominator:
Basic weighted-average shares outstanding (1)	104,861,037	109,093,790	103,970,738
Stock-based compensation	2,865,924	2,171,149	—
Diluted weighted-average shares outstanding (1)	107,726,961	111,264,939	103,970,738
Basic Earnings (Losses) Per Share:
Net income (loss)	$2.10	$4.17	$(2.13)
Net income (loss) attributable to noncontrolling interests	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$2.10	$4.17	$(2.13)
Diluted Earnings (Losses) Per Share:
Net income (loss)	$2.05	$4.09	$(2.13)
Net income (loss) attributable to noncontrolling interests	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$2.05	$4.09	$(2.13)
(1) The computations reflect a reduction in shares outstanding at December 31, 2022 for the repurchases of 106,116 shares that were initiated prior to December 31, 2022, but settled in the first quarter of 2023.

The computations of diluted earnings (losses) per share for the years ended December 31, 2023, December 31, 2022, and December 31, 2021 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs, RSUs, and PSUs because they are anti-dilutive.

	Year Ended December 31,
	2023	2022	2021
SARs	57,200	9,800	1,275,400
RSUs	2,400	3,200	563,700
PSUs	—	—	105,400

21.    OTHER INCOME (LOSS), NET

	Year Ended December 31,
	2023	2022	2021
Interest income	$74	$44	$28
Unrealized gains (losses), net (Note 4)	36	(55)	14
Depreciation recovery	21	15	17
Credit loss reversals (provisions), net (Note 4 and Note 6)	17	16	(22)
Guarantee amortization income (Note 15)	17	20	3
Loss on extinguishment of debt (Note 11)	—	(9)	(2)
Restructuring costs	(4)	(39)	(3)
Contingent consideration liability fair value adjustment (Note 7 and Note 15)	(9)	—	—
Foreign currency exchange, net	(10)	(12)	6
Transaction costs (Note 7)	(16)	(6)	(46)
Guarantee expense (Note 15)	(19)	(13)	(10)
Other, net	1	(1)	(4)
Other income (loss), net	$108	$(40)	$(19)
During the year ended December 31, 2023, we recognized $5 million of restructuring expenses for severance costs related to the 2024 segment realignment (see Note 22). During the year ended December 31, 2022, we recognized $39 million of restructuring expenses for severance costs related to the planned future redevelopment of an owned hotel, net of $10 million reimbursed by the developer.
22.    SUBSEQUENT EVENTS
Unlimited Vacation Club—On February 14, 2024, we completed a restructuring of the entity that owns the Unlimited Vacation Club business and sold 80% of the entity to an unrelated third party for $80 million. As a result of the transaction, we deconsolidated the entity as we no longer have a controlling financial interest and accounted for our remaining 20% ownership interest as an equity method investment. In conjunction with the transaction, we entered into a long-term management agreement and license and royalty agreement with the unconsolidated hospitality venture.
Segment realignment—On February 23, 2024, we announced that during the quarter ending March 31, 2024, we realigned our reportable segments to align with our business strategy, the organizational changes for certain members of our leadership team, and the manner in which our CODM assesses performance and makes decisions regarding the allocation of resources. As a result of the realignment during the quarter ending March 31, 2024, a summary of our reportable segments is as follows:
•Management and franchising, which consists of the provision of management, franchising, and hotel services, or the licensing of our intellectual property to, (i) our property portfolio, (ii) our co-branded credit card programs, and (iii) other hospitality-related businesses, including the Unlimited Vacation Club;
•Owned and leased, which consists of our owned and leased hotel portfolio and, for purposes of owned and leased segment Adjusted EBITDA, our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA based on our ownership percentage of each venture; and
•Distribution, which consists of distribution and destination management services offered through ALG Vacations and the boutique and luxury global travel platform offered through Mr & Mrs Smith.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2023, December 31, 2022, and December 31, 2021
(In millions of dollars)

Description	Balance at beginning of period	Additions charged to revenues, costs, and expenses		Additions charged to other accounts		Deductions		Balance at end of period
Year Ended December 31, 2023:
Deferred tax assets—valuation allowance	$262	$28		$13		$(50)		$253
Year Ended December 31, 2022:
Deferred tax assets—valuation allowance	478	31		3		(250)	A	262
Year Ended December 31, 2021:
Deferred tax assets—valuation allowance	82	242	B	154	C	—		478
A—This amount primarily relates to the release of the valuation allowance recorded on U.S. federal and state deferred tax assets.
B—This amount primarily relates to the valuation allowance recorded on U.S. federal and state deferred tax assets.
C—This amount primarily relates to the valuation allowance recorded on deferred tax assets as a result of the ALG Acquisition.
See Note 6 to our Consolidated Financial Statements for a summary of our receivables and financing receivables allowance for credit losses.
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
4.9
Eighth Supplemental Indenture, dated as of April 23, 2020, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 24, 2020)

4.10
Tenth Supplemental Indenture, dated as of October 1, 2021, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on October 1, 2021)

4.11
Twelfth Supplemental Indenture, dated as of July 6, 2023, between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on July 6, 2023)

4.12
Thirteenth Supplemental Indenture, dated as of July 6, 2023, between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on July 6, 2023)

4.13
Form of 4.850% Senior Notes due 2026 (included as part of Exhibit 4.7 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 8, 2016)

4.14
Form of 4.375% Senior Note due 2028 (included as part of Exhibit 4.8 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 16, 2018)

4.15
Form of 5.375% Senior Note due 2025 (included as part of Exhibit 4.9 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 24, 2020)

4.16
Form of 5.750% Senior Note due 2030 (included as part of Exhibit 4.9 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 24, 2020)

4.17
Form of 1.800% Senior Note due 2024 (included as part of Exhibit 4.10 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on October 1, 2021)

4.18
Form of 5.750% Senior Note due 2027 (included as part of Exhibit 4.12 above) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on July 6, 2023)

4.19
Registration Rights Agreement, dated as of October 12, 2009, by and among Hyatt Hotels Corporation and Thomas J. Pritzker, Marshall E. Eisenberg and Karl J. Breyer, solely in their capacity as co-trustees (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

4.20	Description of Registered Securities

Exhibit Number	Exhibit Description
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

+10.11
Form of Restricted Stock Unit - Cash Settled Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

Exhibit Number	Exhibit Description
+10.12
Form of Restricted Stock Unit - Stock Settled Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.13
Form of 2021-2023 Performance Share Unit Agreement under the Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 25, 2021)

+10.14
Form of HHC 2022-2024 Performance Share Unit Agreement under the Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 24, 2022)

+10.15
Form of Special 2023-2025 Performance Share Unit Agreement under the Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 9, 2022)

+10.16
Form of 2023-2025 Performance Share Unit Agreement under the Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 18, 2023)

+10.17
Amended and Restated Hyatt Hotels Corporation Deferred Compensation Plan for Directors, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-34521) filed with the Securities and Exchange Commission on October 31, 2018)

+10.18
Hyatt Hotels Corporation Summary of Amended and Restated Non-Employee Director Compensation, effective as of January 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (File No. 001-34521) filed with the Securities and Exchange Commission on November 2, 2023)

+10.19
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Mark S. Hoplamazian (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.20
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Thomas J. Pritzker (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.21
Employment Letter, dated as of October 5, 2018, between Hyatt Corporation and Joan Bottarini (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on October 9, 2018)

+10.22
Employment Letter, dated as of August 28, 2017, between Hyatt Corporation and Mark Vondrasek (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-34521) filed with the Securities and Exchange Commission on May 2, 2019)

+10.23	Employment Letter, dated as of December 15, 2023, between Hyatt Corporation and Jim Chu

+10.24
Hyatt Hotels Corporation 2018 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 23, 2018)

Exhibit Number	Exhibit Description

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

+10.28	First Amendment to Hyatt Hotels Corporation Second Amended and Restated Employee Stock Purchase Plan

+10.29
Hyatt Hotels Corporation Executive Officer Severance and Change in Control Plan and Summary Plan Description (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 22, 2017)

10.30
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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Hyatt Hotels Corporation Policy for Recovery of Erroneously Awarded Compensation

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