Form 10-Q
period 2024-03-31
Hyatt Hotels Corp
filed 2024-05-09
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At May 3, 2024, there were 45,179,171 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 56,003,598 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
REVENUES:
Base management fees	$98	$91
Incentive management fees	64	57
Franchise and other fees	100	83
Gross fees	262	231
Contra revenue	(13)	(10)
Net fees	249	221
Owned and leased	309	314
Distribution	319	328
Other revenues	35	88
Revenues for reimbursed costs	802	729
Total revenues	1,714	1,680
DIRECT AND GENERAL AND ADMINISTRATIVE EXPENSES:
General and administrative	172	157
Owned and leased	250	240
Distribution	274	258
Other direct costs	45	98
Integration costs	4	4
Depreciation and amortization	92	98
Reimbursed costs	836	749
Total direct and general and administrative expenses	1,673	1,604
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	24	18
Equity earnings (losses) from unconsolidated hospitality ventures	75	(2)
Interest expense	(38)	(33)
Gains on sales of real estate and other	403	—
Asset impairments	(17)	(2)
Other income (loss), net	53	48
Income before income taxes	541	105
Provision for income taxes	(19)	(47)
Net income	522	58
Net income attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$522	$58

EARNINGS PER CLASS A AND CLASS B SHARE:
Net income attributable to Hyatt Hotels Corporation—Basic	$5.08	$0.55
Net income attributable to Hyatt Hotels Corporation—Diluted	$4.93	$0.53

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net income	$522	$58
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $4 and $— for the three months ended March 31, 2024 and March 31, 2023, respectively	(18)	15
Derivative instrument adjustments, net of tax of $— for the three months ended March 31, 2024 and March 31, 2023	—	1
Pension liabilities adjustments, net of tax of $— for the three months ended March 31, 2024 and March 31, 2023	(1)	—
Available-for-sale debt securities unrealized fair value adjustments, net of tax of $1 and $— for the three months ended March 31, 2024 and March 31, 2023, respectively	(3)	3
Other comprehensive income (loss)	(22)	19
Comprehensive income	500	77
Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income attributable to Hyatt Hotels Corporation	$500	$77

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$740	$881
Restricted cash	16	34
Short-term investments	54	15
Receivables, net of allowances of $51 and $50 at March 31, 2024 and December 31, 2023, respectively	895	883
Inventories	9	9
Prepaids and other assets	193	195
Prepaid income taxes	58	51
Assets held for sale	42	62
Total current assets	2,007	2,130
Equity method investments	277	211
Property and equipment, net	2,258	2,340
Financing receivables, net of allowances of $40 and $42 at March 31, 2024 and December 31, 2023, respectively	136	73
Operating lease right-of-use assets	343	369
Goodwill	2,273	3,205
Intangibles, net	1,565	1,670
Deferred tax assets	434	358
Other assets	2,426	2,477
TOTAL ASSETS	$11,719	$12,833
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$751	$751
Accounts payable	539	493
Accrued expenses and other current liabilities	439	468
Current contract liabilities	1,464	1,598
Accrued compensation and benefits	145	210
Current operating lease liabilities	37	41
Liabilities held for sale	7	17
Total current liabilities	3,382	3,578
Long-term debt	2,304	2,305
Long-term contract liabilities	750	1,759
Long-term operating lease liabilities	252	273
Other long-term liabilities	1,371	1,351
Total liabilities	8,059	9,266
Commitments and contingencies (see Note 12)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding at both March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 45,162,644 issued and outstanding at March 31, 2024, and Class B common stock, $0.01 par value per share, 387,998,010 shares authorized, 56,003,598 shares issued and outstanding at March 31, 2024. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 44,275,818 issued and outstanding at December 31, 2023, and Class B common stock, $0.01 par value per share, 390,751,535 shares authorized, 58,757,123 shares issued and outstanding at December 31, 2023	1	1
Additional paid-in capital	—	—
Retained earnings	3,853	3,738
Accumulated other comprehensive loss	(197)	(175)
Total stockholders' equity	3,657	3,564
Noncontrolling interests in consolidated subsidiaries	3	3
Total equity	3,660	3,567
TOTAL LIABILITIES AND EQUITY	$11,719	$12,833

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$522	$58
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92	98
Gains on sales of real estate and other	(403)	—
Amortization of share awards	31	31
Amortization of operating lease right-of-use assets	10	9
Deferred income taxes	(87)	(19)
Asset impairments	17	2
Equity (earnings) losses from unconsolidated hospitality ventures	(75)	2
Contra revenue	13	10
Unrealized gains, net	(13)	(43)
Contingent consideration liability fair value adjustment	(4)	—
Working capital changes and other	139	77
Net cash provided by operating activities	242	225
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(310)	(35)
Proceeds from marketable securities and short-term investments	175	86
Contributions to equity method and other investments	(6)	(31)
Acquisitions, net of cash acquired	—	(125)
Capital expenditures	(34)	(30)
Issuance of financing receivables	—	(13)
Proceeds from sales of real estate and other, net of cash disposed	214	—
Other investing activities	3	(1)
Net cash provided by (used in) investing activities	42	(149)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(388)	(106)
Dividends paid	(15)	—
Repayments and repurchases of debt	(1)	(14)
Payment of withholding taxes for stock-based compensation	(40)	(13)
Net cash used in financing activities	(444)	(133)
Effect of exchange rate changes on cash	(2)	(4)
Net decrease in cash, cash equivalents, and restricted cash, including cash, cash equivalents, and restricted cash classified within current assets held for sale	(162)	(61)
Net change in cash, cash equivalents, and restricted cash classified as assets held for sale	3	—
Net decrease in cash, cash equivalents, and restricted cash	(159)	(61)
Cash, cash equivalents, and restricted cash—Beginning of year	919	1,067
Cash, cash equivalents, and restricted cash—End of period	$760	$1,006

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

Supplemental disclosure of cash flow information:

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$740	$948
Restricted cash (1)	16	20
Restricted cash included in other assets (1)	4	38
Total cash, cash equivalents, and restricted cash	$760	$1,006

(1) Restricted cash generally represents collateral for certain obligations, escrow deposits, and other arrangements.

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash paid during the period for interest	$39	$19
Cash paid during the period for income taxes	$15	$16
Cash paid for amounts included in the measurement of operating lease liabilities	$12	$11
Non-cash investing and financing activities are as follows:
Change in accrued capital expenditures	$(2)	$4
Non-cash contributions to equity method and other investments (Note 4)	$20	$—
Non-cash issuance of financing receivable (Note 6)	$41	$—
Non-cash right-of-use assets obtained in exchange for operating lease liabilities	$3	$4
Non-cash repurchases of common stock (Note 13)	$—	$8
Non-cash redemption of financing receivable	$—	$20
Non-cash contingent consideration liability assumed in acquisition (Note 6)	$—	$107

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions of dollars, except share and per share amounts)
(Unaudited)

	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries	Total
	Class	Class	Class	Class
	A	B	A	B
BALANCE—January 1, 2023	47,482,787	58,917,749	$1	$—	$318	$3,622	$(242)	$3	$3,702
Total comprehensive income	—	—	—	—	—	58	19	—	77
Repurchases of common stock (1)	(1,018,931)	—	—	—	(98)	—	—	—	(98)
Liability for repurchases of common stock (2)	—	—	—	—	(8)	—	—	—	(8)
Employee stock plan issuance	13,925	—	—	—	1	—	—	—	1
Share-based payment activity	366,917	—	—	—	22	—	—	—	22
BALANCE—March 31, 2023	46,844,698	58,917,749	$1	$—	$235	$3,680	$(223)	$3	$3,696

BALANCE—January 1, 2024	44,275,818	58,757,123	$1	$—	$—	$3,738	$(175)	$3	$3,567
Total comprehensive income	—	—	—	—	—	522	(22)	—	500
Repurchases of common stock (1)	(528,427)	(1,987,229)	—	—	(2)	(387)	—	—	(389)
Employee stock plan issuance	13,475	—	—	—	2	—	—	—	2
Share-based payment activity	635,482	—	—	—	—	(5)	—	—	(5)
Cash dividends declared of $0.15 per share (see Note 13)	—	—	—	—	—	(15)	—	—	(15)
Class share conversions	766,296	(766,296)	—	—	—	—	—	—	—
BALANCE—March 31, 2024	45,162,644	56,003,598	$1	$—	$—	$3,853	$(197)	$3	$3,660

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

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions of dollars, unless otherwise indicated)
(Unaudited)
1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries have offerings that consist of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential and vacation units. We also offer distribution and destination management services through ALG Vacations and a boutique and luxury global travel platform through Mr & Mrs Smith. At March 31, 2024, our hotel portfolio included 1,341 hotels, comprising 323,405 rooms throughout the world, of which 699 hotels are located in the United States, comprising 156,851 rooms, and 124 are all-inclusive resorts, comprising 42,412 rooms. At March 31, 2024, our portfolio of properties operated in 78 countries around the world. Additionally, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other trade names or marks owned by such hotels or licensed by third parties.
Unless otherwise specified or required by the context, references in this Quarterly Report on Form 10-Q ("Quarterly Report") to "Hyatt," the "Company," "we," "us," or "our" mean Hyatt Hotels Corporation and its consolidated subsidiaries. As used in these Notes and throughout this Quarterly Report:
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. As a result, this Quarterly Report should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Form 10-K").
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

Segment Realignment—During the three months ended March 31, 2024, we realigned our reportable segments to align with our business strategy, the organizational changes for certain members of our leadership team, and the manner in which our chief operating decision maker ("CODM") assesses performance and makes decisions regarding the allocation of resources. The segment realignment had no impact on our condensed consolidated financial position or results of operations. Prior period segment results have been recast to reflect our new reportable segments. See Note 16 for a summary of our revised reportable segments and summarized consolidated financial information by segment.
In conjunction with the segment realignment, certain financial statement line item descriptions were revised within our condensed consolidated statements of income. The composition of the accounts within these financial statement line items remains unchanged. The changes include:

New financial statement line item	Previously-used financial statement line item
Owned and leased revenues	Owned and leased hotels revenues
Franchise and other fee revenues	Franchise, license, and other fee revenues
Revenues for reimbursed costs	Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties
General and administrative expenses (1)	Selling, general, and administrative expenses
Integration costs (2)	Selling, general, and administrative expenses
Owned and leased expenses	Owned and leased hotels expenses
Reimbursed costs	Costs incurred on behalf of managed and franchised properties
(1) Excludes integration costs.
(2) Includes expenses incurred related to the integration of recently acquired businesses, including certain compensation expenses, professional fees, sales and marketing expenses, and technology expenses.

Additionally, distribution and destination management revenues and expenses are not presented as the accounts under these previously-used financial statement line items are now included in the following:
Distribution revenues—Represents revenues derived from the ALG Vacations business, which were previously recognized in distribution and destination management revenues, and commission fee revenues related to Mr & Mrs Smith, which were previously recognized in other fee revenues.
Distribution expenses—Consists of expenses related to the ALG Vacations business, which were previously recognized in distribution and destination management expenses, and general and administrative expenses related to Mr & Mrs Smith, which were previously recognized in selling, general, and administrative expenses.
2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Summary of Significant Accounting Policies
Our significant accounting policies are detailed in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 2 to our Consolidated Financial Statements" within the 2023 Form 10-K. During the three months ended March 31, 2024, we completed a restructuring of the entity that owns the Unlimited Vacation Club paid membership program business and sold 80% of the entity to an unrelated third party for $80 million. As a result of the transaction, we deconsolidated the entity as we no longer have a controlling financial interest and accounted for our remaining 20% ownership interest as an equity method investment in an unconsolidated hospitality venture (the "UVC Transaction"). For additional information about the UVC Transaction, see Note 4. Our accounting policies have been updated as follows:
Variable Interest Entities—We determine at the inception of each arrangement whether an entity in which we have made an investment or in which we have other variable interests is considered a variable interest entity ("VIE"). We consolidate VIEs when we are the primary beneficiary. We are the primary beneficiary of a VIE when we have the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If we are not the primary beneficiary of a VIE, we account for the investment or other variable interests in a VIE in accordance with the applicable GAAP. On a quarterly basis, we determine whether any changes in the interest or relationship with the entity impact the determination of whether we are still the primary beneficiary.

Adopted Accounting Standards
Reference Rate Reform—In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2020-04 ("ASU 2020-04"), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions that we can elect to adopt, subject to meeting certain criteria, regarding contract modifications, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued Accounting Standards Update No. 2022-06 ("ASU 2022-06"), Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 was effective upon issuance and defers the sunset date of Topic 848 by two years, extending the provisions of ASU 2020-04 through December 31, 2024. During the year ended December 31, 2023, we adopted the provisions of ASU 2020-04. We amended certain LIBOR-based contracts during the three months ended March 31, 2024 and the year ended December 31, 2023, and we are in the process of converting other LIBOR-based contracts to alternative reference rates. ASU 2020-04 did not materially impact our condensed consolidated financial statements upon adoption and is not expected to have a material future impact as we apply optional expedients or exceptions.
Future Adoption of Accounting Standards
Disclosure Improvements—In October 2023, the FASB issued Accounting Standards Update No. 2023-06 ("ASU 2023-06"), Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. ASU 2023-06 modifies the disclosure and presentation requirements for certain FASB Accounting Standards Codification topics to align with the regulations of the Securities and Exchange Commission ("SEC"). The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from its regulations becomes effective, if the SEC removes the disclosure by June 30, 2027. The provisions of ASU 2023-06 are to be applied prospectively, with early adoption prohibited. We do not expect the adoption of ASU 2023-06 to have a material impact on our condensed consolidated financial statements and accompanying Notes.
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
Income Taxes—In December 2023, the FASB issued Accounting Standards Update No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced annual income tax disclosures, including (1) disaggregation of effective tax rate reconciliation categories, (2) additional information for reconciling items that meet a quantitative threshold, and (3) income taxes paid by jurisdiction. The provisions of ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively for all prior periods presented. We are currently assessing the impact of adopting ASU 2023-09.
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
See Note 16 for our revenues disaggregated by the nature of the product or service.
Contract Balances
Contract assets, included in receivables, net on our condensed consolidated balance sheets, were $2 million and insignificant at March 31, 2024 and December 31, 2023, respectively. As our profitability hurdles are generally calculated on a full-year basis, we expect our contract assets to be insignificant at year end.

Contract liabilities were comprised of the following:

	March 31, 2024	December 31, 2023
Deferred revenue related to the loyalty program	$1,214	$1,130
Deferred revenue related to distribution and destination management services	695	719
Advanced deposits	66	57
Deferred revenue related to insurance programs	54	75
Initial fees received from franchise owners	45	45
Deferred revenue related to the paid membership program (1)	—	1,204
Other deferred revenue	140	127
Total contract liabilities	$2,214	$3,357
(1) The change from December 31, 2023 is due to balances written off to gains on sale of real estate and other on our condensed consolidated statements of income during the three months ended March 31, 2024 as a result of the UVC Transaction (see Note 4).

Revenue recognized during the three months ended March 31, 2024 and March 31, 2023 included in the contract liabilities balance at the beginning of each year was $623 million and $654 million, respectively. This revenue primarily relates to distribution and destination management services and the loyalty program.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $120 million at March 31, 2024, approximately 15% of which we expect to recognize over the next 12 months, with the remainder to be recognized thereafter.
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
Equity Method Investments
Equity method investments were $277 million and $211 million at March 31, 2024 and December 31, 2023, respectively.
Unconsolidated hospitality venture in India—During the year ended December 31, 2023, one of our unconsolidated hospitality ventures in India publicly filed a draft red herring prospectus with the Securities and Exchange Board of India in conjunction with a proposed initial public offering ("IPO") of equity shares, subject to market conditions and regulatory approvals. On February 28, 2024, our unconsolidated hospitality venture completed its IPO on the BSE Limited and National Stock Exchange of India Limited stock exchanges and issued 50,000,000 equity shares. Both prior and subsequent to the IPO, we hold 86,251,192 equity shares in the entity. At March 31, 2024, the price per share of the principal market for the equity shares was ₹517.55 (approximately $6.21 using exchange rates as of March 31, 2024).
As a result of the IPO, our ownership interest in the unconsolidated hospitality venture was diluted from 50.0% to 38.8%. As we maintain the ability to significantly influence the operations of the entity, we recorded an increase to our equity method investment and recognized a $79 million non-cash pre-tax dilution gain in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income during the three months ended March 31, 2024.
UVC Transaction—During the three months ended March 31, 2024, we completed the UVC Transaction and accounted for the sale of our controlling financial interest in the entity as a business disposition. We received $41 million of proceeds, net of $39 million of cash disposed; recorded a $20 million equity method investment representing the fair value of our retained investment in the entity; and recorded $86 million of guarantee liabilities as described below. The transaction resulted in a $231 million pre-tax gain, which was recognized in gains on sales of real estate and other on our condensed consolidated statements of income during the three months ended March 31, 2024. We will continue to manage the Unlimited Vacation Club business under a long-term management agreement and license and royalty agreement. The operating results of the Unlimited Vacation Club business prior to the UVC Transaction are reported within our distribution segment.
The fair value of our retained investment in the entity was determined using a Black-Scholes-Merton option-pricing model of our common shares in the entity. The valuation methodology includes assumptions and judgments regarding volatility and discount rates, which are primarily Level Three assumptions.
In conjunction with the transaction, we agreed to guarantee up to $70 million of our hospitality venture partner's investment upon the occurrence of certain events, and we recorded a $25 million guarantee liability at fair value in other long-term liabilities on our condensed consolidated balance sheet (see Note 10). The fair value was estimated using the with and without method, which includes projected cash flows based on contract terms. The valuation methodology includes assumptions and judgments regarding discount rates and length of time, which are primarily Level Three assumptions.
Additionally, we agreed to indemnify the unconsolidated hospitality venture, the primary obligor to the foreign taxing authorities, for obligations the entity may incur as a result of uncertain tax positions. Following the transaction, we accounted for the indemnification as a guarantee. We derecognized the long-term income taxes payable related to the uncertain tax positions and recorded a $61 million guarantee liability at fair value in other long-term liabilities on our condensed consolidated balance sheet at March 31, 2024 (see Note 10). The fair value of the indemnification was estimated using a probability-based weighting approach to determine the likelihood of payment of the tax liability, penalties, and interest related to the 2013 through 2018 tax years. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, and expected timing of cash flows, which are primarily Level Three assumptions. At March 31, 2024, the indemnification had a maximum exposure of $100 million.
The entity that owns the Unlimited Vacation Club business is classified as a VIE in which we hold a variable interest but are not the primary beneficiary, and we account for our common ownership interest as an equity method investment. At March 31, 2024, we had $19 million and $82 million recorded in equity method investments and other long-term liabilities, respectively, on our condensed consolidated balance sheet related to this unconsolidated VIE. At March 31, 2024, our maximum exposure to loss was $189 million, which includes the carrying amount of our equity method investment and the maximum exposure under the aforementioned guarantee and indemnification (see Note 12).
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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value on our condensed consolidated balance sheets, were as follows:

	March 31, 2024	December 31, 2023
Loyalty program (Note 8)	$816	$807
Deferred compensation plans held in rabbi trusts (Note 8 and Note 10)	526	489
Captive insurance company (Note 8)	136	94
Total marketable securities held to fund operating programs	$1,478	$1,390
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents and short-term investments	(280)	(320)
Marketable securities held to fund operating programs included in other assets	$1,198	$1,070
At March 31, 2024 and December 31, 2023, marketable securities held to fund operating programs included:
•$470 million and $330 million, respectively, of available-for-sale ("AFS") debt securities with contractual maturity dates ranging from 2024 through 2069. The amortized cost of our AFS debt securities approximates fair value;

•$25 million, in both periods, of time deposits classified as held-to-maturity ("HTM") debt securities with a contractual maturity date in 2025. The amortized cost of our time deposits approximates fair value;
•$16 million and $15 million, respectively, of equity securities with a readily determinable fair value.
Net unrealized and realized gains (losses) from marketable securities held to fund operating programs recognized on our condensed consolidated financial statements were as follows:

	Three Months Ended March 31,
	2024	2023
Unrealized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$22	$17
Revenues for reimbursed costs (2)	11	9
Other income (loss), net (Note 18)	—	6
Other comprehensive income (loss) (Note 13)	(4)	3

Realized gains, net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$2	$1
Revenues for reimbursed costs (2)	1	—
(1) Unrealized and realized gains recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts are offset by amounts recognized in owned and leased expenses and general and administrative expenses with no impact on net income.
(2) Unrealized and realized gains recognized in revenues for reimbursed costs related to investments held to fund rabbi trusts are offset by amounts recognized in reimbursed costs with no impact on net income.
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at cost or fair value, depending on the nature of the investment, on our condensed consolidated balance sheets, were as follows:

	March 31, 2024	December 31, 2023
Interest-bearing money market funds	$234	$284
Common shares in Playa N.V. (Note 8)	118	105
Time deposits (1)	14	11
Total marketable securities held for investment purposes	$366	$400
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(247)	(294)
Marketable securities held for investment purposes included in other assets	$119	$106
(1) Time deposits have contractual maturities on various dates through 2025. The amortized cost of our time deposits approximates fair value.
We hold common shares in Playa Hotels & Resorts N.V. ("Playa N.V."), which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. We did not sell any of these common shares during the three months ended March 31, 2024 or March 31, 2023. Net unrealized gains recognized on our condensed consolidated statements of income were as follows:

	Three Months Ended March 31,
	2024	2023
Other income (loss), net (Note 18)	$13	$37

Fair Value—We measure marketable securities at fair value on a recurring basis:

	March 31, 2024	Cash and cash equivalents	Short-term investments	Other assets
Level One—Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$465	$465	$—	$—
Mutual funds and exchange-traded funds	532	—	—	532
Common shares	128	—	—	128
Level Two—Significant Other Observable Inputs
Time deposits	39	3	10	26
U.S. government obligations	325	5	16	304
U.S. government agencies	27	—	—	27
Corporate debt securities	274	—	28	246
Mortgage-backed securities	22	—	—	22
Asset-backed securities	28	—	—	28
Municipal and provincial notes and bonds	4	—	—	4
Total	$1,844	$473	$54	$1,317

	December 31, 2023	Cash and cash equivalents	Short-term investments	Other assets
Level One—Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$599	$599	$—	$—
Mutual funds and exchange-traded funds	495	—	—	495
Common shares	114	—	—	114
Level Two—Significant Other Observable Inputs
Time deposits	36	—	10	26
U.S. government obligations	250	—	—	250
U.S. government agencies	37	—	—	37
Corporate debt securities	212	—	5	207
Mortgage-backed securities	19	—	—	19
Asset-backed securities	24	—	—	24
Municipal and provincial notes and bonds	4	—	—	4
Total	$1,790	$599	$15	$1,176
During the three months ended March 31, 2024 and March 31, 2023, there were no transfers between levels of the fair value hierarchy. We do not have nonfinancial assets or nonfinancial liabilities required to be measured at fair value on a recurring basis.
Other Investments
HTM Debt Securities—We hold investments in third-party entities associated with certain of our hotels. The investments are redeemable on various dates through 2062 and recorded as HTM debt securities within other assets on our condensed consolidated balance sheets:

	March 31, 2024	December 31, 2023
HTM debt securities	$53	$53
Less: allowance for credit losses	(13)	(13)
Total HTM debt securities, net of allowances	$40	$40

The following table summarizes the activity in our HTM debt securities allowance for credit losses:

	2024	2023
Allowance at January 1	$13	$31
Provisions, net (1)	—	1
Allowance at March 31	$13	$32

(1) Provisions for credit losses were partially or fully offset by interest income recognized in the same periods (see Note 18).
We estimated the fair value of these HTM debt securities to be approximately $42 million and $41 million at March 31, 2024 and December 31, 2023, respectively. The fair values of our investments in preferred shares, which are classified as Level Three in the fair value hierarchy, are estimated using internally-developed discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value. The remaining HTM debt securities are classified as Level Two in the fair value hierarchy due to the use and weighting of multiple market inputs being considered in the final price of the security.
Convertible Debt Security—During the three months ended March 31, 2023, we invested in a $30 million convertible debt security associated with a franchised property, which is classified as AFS and recorded in other assets on our condensed consolidated balance sheets. The investment has a contractual maturity date in 2029. The convertible debt investment is remeasured at fair value on a recurring basis and is classified as Level Three in the fair value hierarchy. We estimated the fair value of this investment to be $39 million at both March 31, 2024 and December 31, 2023. The fair value is estimated using a discounted future cash flow model, and the primary sensitivity in the model is the selection of an appropriate discount rate. Fluctuations in our assumptions could result in different estimates of fair value. During the three months ended March 31, 2024 and March 31, 2023, we recognized an insignificant amount and no amount of unrealized gains or losses, respectively, on our investment.
Equity Securities Without a Readily Determinable Fair Value—At both March 31, 2024 and December 31, 2023, we held $16 million of investments in equity securities without a readily determinable fair value, which are recorded within other assets on our condensed consolidated balance sheets and represent investments in entities where we do not have the ability to significantly influence the operations of the entity.
5.    RECEIVABLES
Receivables
At March 31, 2024 and December 31, 2023, we had $895 million and $883 million, respectively, of net receivables recorded on our condensed consolidated balance sheets.
The following table summarizes the activity in our receivables allowance for credit losses:

	2024	2023
Allowance at January 1	$50	$63
Provisions, net	3	3
Write-offs	(2)	(3)
Allowance at March 31	$51	$63
Financing Receivables

	March 31, 2024	December 31, 2023
Unsecured financing to hotel owners	$199	$137
Less: current portion of financing receivables, included in receivables, net	(23)	(22)
Less: allowance for credit losses	(40)	(42)
Total long-term financing receivables, net of allowances	$136	$73

Allowance for Credit Losses—The following table summarizes the activity in our unsecured financing receivables allowance for credit losses:

	2024	2023
Allowance at January 1	$42	$44
Reversals, net	(1)	(1)
Foreign currency exchange, net	(1)	—
Allowance at March 31	$40	$43
Credit Monitoring—Our unsecured financing receivables were as follows:

	March 31, 2024
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$191	$(38)	$153	$21
Other financing arrangements	8	(2)	6	—
Total unsecured financing receivables	$199	$(40)	$159	$21

	December 31, 2023
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$128	$(39)	$89	$22
Other financing arrangements	9	(3)	6	—
Total unsecured financing receivables	$137	$(42)	$95	$22
Fair Value—We estimated the fair value of financing receivables to be approximately $185 million and $133 million at March 31, 2024 and December 31, 2023, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using discounted future cash flow models. The principal inputs used are projected future cash flows and the discount rate, which is generally the effective interest rate of the loan.
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
Our condensed consolidated balance sheets at both March 31, 2024 and December 31, 2023 reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired are estimated using discounted future cash flow models, the relief from royalty method, or a cost-based approach. Depending on the valuation method, these estimates include revenue projections based on long-term growth rates, expected attrition, historical cost information, and/or an obsolescence factor, all of which are primarily Level Three assumptions. The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
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
(1) The goodwill, which is recorded on the distribution segment, is attributable to growth opportunities we expect to realize through direct booking access to properties within the Mr & Mrs Smith platform through our distribution channels. Goodwill is not tax deductible.
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
The acquisition includes management and license agreements for both operating and additional hotels that are expected to open in the future, primarily across North America, and the affiliated trade names for three lifestyle hotel brands. Following the acquisition date, fee revenues and operating expenses of Dream Hotel Group were recognized on our condensed consolidated statements of income and were insignificant for the period from the acquisition date through March 31, 2023.
Our condensed consolidated balance sheets at both March 31, 2024 and December 31, 2023 reflect estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired were estimated using either discounted future cash flow models or the relief from royalty method, both of which include revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three assumptions. The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
During the year ended December 31, 2023, the fair values of certain assets acquired and liabilities assumed were finalized. The measurement period adjustments primarily resulted from the refinement of certain assumptions, including contract terms and useful lives, which affected the underlying cash flows in the valuation and were based on facts and circumstances that existed at the acquisition date. Measurement period adjustments recorded on our condensed consolidated balance sheet at December 31, 2023 include a $21 million decrease in intangibles, net with a corresponding increase to goodwill.
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
(1) The goodwill, which is tax deductible and recorded on the management and franchising segment, is attributable to the growth opportunities we expect to realize by expanding our lifestyle offerings and providing global travelers with an increased number of elevated hospitality experiences.
(2) Includes intangible assets related to the Dream Hotels, The Chatwal, and Unscripted Hotels brand names. Certain brand names are amortized over useful lives of 20 years.
(3) Amortized over useful lives of approximately 9 to 22 years, with a weighted-average useful life of approximately 17 years.
During the three months ended March 31, 2023, we recognized $7 million of transaction costs, primarily related to regulatory, financial advisory, and legal fees, in other income (loss), net on our condensed consolidated statements of income (see Note 18).
Dispositions
Hyatt Regency Aruba Resort Spa and Casino—During the three months ended March 31, 2024, we sold the shares of the entities that own Hyatt Regency Aruba Resort Spa and Casino to an unrelated third party and accounted for the transaction as an asset disposition. We received $173 million of proceeds, net of cash disposed, closing costs, and proration adjustments, and issued a $41 million unsecured financing receivable with a maturity date greater than one year (see Note 5). Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $172 million pre-tax gain, which was recognized in gains on sales of real estate and other on our condensed consolidated statements of income during the three months ended March 31, 2024. In connection with the disposition, we recognized a $15 million goodwill impairment charge in asset impairments on our condensed consolidated statements of income during the three months ended March 31, 2024. The assets disposed represented the entirety of the reporting unit and therefore, no business operations remained to support the related goodwill, which was therefore impaired. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment. At December 31, 2023, we classified the assets and liabilities as held for sale on our condensed consolidated balance sheet.

Held for Sale
Park Hyatt Zurich—During the three months ended March 31, 2024, we signed an asset transfer agreement to sell Park Hyatt Zurich for a sales price of 270 million Swiss Francs ("CHF") (approximately $300 million using exchange rates as of the closing date), including CHF 41 million (approximately $45 million) of seller financing. At March 31, 2024, the related assets and liabilities were classified as held for sale within our owned and leased segment on our condensed consolidated balance sheet. Assets held for sale were $42 million, which primarily consists of $40 million of property and equipment, net, and liabilities held for sale were $7 million, of which $2 million relates to accrued expenses and other current liabilities. On April 4, 2024, we completed the sale of the property to an unrelated third party and entered into a long-term management agreement.
7.    INTANGIBLES, NET

		March 31, 2024
	Weighted- average useful lives in years	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	15	$903	$(266)	$637
Brand and other indefinite-lived intangibles	—	608	—	608
Customer relationships intangibles	10	410	(116)	294
Other intangibles	11	32	(6)	26
Total		$1,953	$(388)	$1,565

	December 31, 2023
	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	$906	$(248)	$658
Brand and other indefinite-lived intangibles	608	—	608
Customer relationships intangibles	620	(243)	377
Other intangibles	33	(6)	27
Total	$2,167	$(497)	$1,670

	Three Months Ended March 31,
	2024	2023
Amortization expense	$36	$44
8.    OTHER ASSETS

	March 31, 2024	December 31, 2023
Management and hotel services agreement and franchise agreement assets constituting payments to customers (1)	$884	$896
Marketable securities held to fund the loyalty program (Note 4)	595	495
Marketable securities held to fund rabbi trusts (Note 4)	526	489
Common shares in Playa N.V. (Note 4)	118	105
Long-term investments (Note 4)	96	96
Marketable securities held for captive insurance company (Note 4)	77	86
Deferred costs related to the paid membership program	—	194
Other	130	116
Total other assets	$2,426	$2,477
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.

9.    DEBT
At March 31, 2024 and December 31, 2023, we had $3,055 million and $3,056 million, respectively, of total debt, which included $751 million, in both periods, recorded in current maturities of long-term debt on our condensed consolidated balance sheets.
Senior Notes Repurchases—During the three months ended March 31, 2023, we repurchased $13 million of our senior notes due 2023 in the open market.
Revolving Credit Facility—During the three months ended March 31, 2024 and March 31, 2023, we had no borrowings or repayments on our revolving credit facility in effect for each of the respective periods. At both March 31, 2024 and December 31, 2023, we had no balance outstanding. At March 31, 2024, we had $1,496 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding.
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

	March 31, 2024
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$3,062	$3,053	$—	$3,025	$28
(1) Excludes $5 million of finance lease obligations and $12 million of unamortized discounts and deferred financing fees.

	December 31, 2023
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$3,063	$3,062	$—	$3,032	$30
(2) Excludes $6 million of finance lease obligations and $13 million of unamortized discounts and deferred financing fees.

10.    OTHER LONG-TERM LIABILITIES

	March 31, 2024	December 31, 2023
Deferred compensation plans funded by rabbi trusts (Note 4)	$526	$489
Income taxes payable	337	407
Guarantee liabilities (Note 12)	209	142
Contingent consideration liability (Note 12)	111	115
Self-insurance liabilities (Note 12)	74	73
Deferred income taxes (Note 11)	48	66
Other	66	59
Total other long-term liabilities	$1,371	$1,351
11.    TAXES
The provision for income taxes for the three months ended March 31, 2024 and March 31, 2023 was $19 million and $47 million, respectively. The decrease in the provision for income taxes for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to a non-cash tax benefit as a result of the release of a valuation allowance on certain foreign deferred tax assets. This decrease was partially offset by the earnings impact from both the sale of Hyatt Regency Aruba Resort Spa and Casino and the UVC Transaction recognized during the three months ended March 31, 2024.
We are subject to audits by federal, state, and foreign tax authorities. U.S. tax years 2018 through 2020 are currently under field exam. U.S. tax years 2009 through 2011 have been subject to a U.S. Tax Court case concerning the tax treatment of the loyalty program in which the Internal Revenue Service is asserting that loyalty program contributions are taxable income to the Company. U.S. tax years 2012 through 2017 are pending the outcome of the issue currently in U.S. Tax Court.
The Tax Court issued an opinion on October 2, 2023 related to the aforementioned case and determined that the Company must recognize approximately $12 million in net taxable income for the tax years 2009 through 2011, but that the Company need not recognize approximately $228 million in net taxable income that preceded 2009. The Company is evaluating the Tax Court's decision and potential appeal options. In order to appeal the Tax Court's ruling, the Company would be required to pay the tax liability and interest related to the 2009 through 2011 tax years as determined by the Tax Court, which is estimated to be $2 million. If the Company were to appeal and the Tax Court's opinion is upheld on appeal, the estimated income tax payment due for the subsequent years 2012 through 2024 is $236 million, including $35 million of estimated interest, net of federal benefit. We believe we have an adequate uncertain tax liability recorded in accordance with Accounting Standards Codification 740, Income Taxes, for this matter and believe that the ultimate outcome of this matter will not have a material effect on our consolidated financial position, results of operations, or liquidity.
At March 31, 2024 and December 31, 2023, total unrecognized tax benefits recorded in other long-term liabilities on our condensed consolidated balance sheets were $289 million and $301 million, respectively, of which $92 million and $120 million, respectively, would impact the effective tax rate, if recognized. While it is reasonably possible that the amount of uncertain tax benefits associated with the U.S. treatment of the loyalty program could significantly change within the next 12 months, at this time, we are not able to estimate the range by which the reasonably possible outcomes of the pending litigation could impact our uncertain benefits within the next 12 months.
Through a prior acquisition, we assumed an assessment of additional corporate income tax related to disallowed deductions taken on historical tax returns from the Mexican tax authorities that was in process of being appealed. During the three months ended March 31, 2024, we appealed the assessment to a higher court. Our filing position is more likely than not to be sustained, and therefore, we do not have an uncertain tax liability recorded for this matter. At March 31, 2024, the unrecognized tax liability is approximately $37 million.
Further, the Mexican tax authorities disallowed credits taken on historical tax returns, resulting in additional value added tax. In accordance with Accounting Standards Codification 450, Contingencies, we have not recorded a liability in connection with this matter as we do not believe a loss is probable. At March 31, 2024, our maximum exposure is not expected to exceed $14 million.

12.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety and other bonds, and letter of credit agreements.
Commitments—At March 31, 2024, we are committed, under certain conditions, to lend, provide certain consideration to, or invest in various business ventures up to $462 million, net of any related letters of credit.
Performance Guarantees—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. Except as described below, at March 31, 2024, our performance guarantees had $98 million of remaining maximum exposure and expire between 2024 and 2042.
Through acquisitions, we acquired certain management and hotel services agreements with performance guarantees based on annual performance levels and with expiration dates between 2027 and 2045. Contract terms within certain management and hotel services agreements limit our exposure, and therefore, we are unable to reasonably estimate our maximum potential future payments.
At March 31, 2024 and December 31, 2023, we had $93 million and $99 million, respectively, of total performance guarantee liabilities, which included $85 million and $91 million, respectively, recorded in other long-term liabilities. At both March 31, 2024 and December 31, 2023, we had $8 million recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
Additionally, we enter into certain management and hotel services agreements where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the contract. At March 31, 2024 and December 31, 2023, we had no amount and an insignificant amount, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to these performance cure payments.
Debt Repayment Guarantees—We enter into various debt repayment guarantees in order to assist third-party owners, franchisees, and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Geographical region	Maximum potential future payments (1)	Maximum exposure net of recoverability from third parties (1)	Other long-term liabilities recorded at March 31, 2024	Other long-term liabilities recorded at December 31, 2023	Year of guarantee expiration (2)
United States (3), (4)	$140	$41	$27	$30	various, through 2027
All foreign (3), (5)	84	62	15	21	various, through 2034
Total	$224	$103	$42	$51
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
(5) Under a certain debt repayment guarantee associated with hotel properties in India, we have the contractual right to recover amounts funded from an unconsolidated hospitality venture, which is a related party, and therefore, we expect our maximum exposure for this guarantee to be approximately $25 million, taking into account our partner's 50% reimbursement commitment.
At March 31, 2024, we are not aware, nor have we received any notification, that our third-party owners, franchisees, or unconsolidated hospitality ventures are not current on their debt service obligations where we have provided a debt repayment guarantee.
Other Guarantees—We may be obligated to fund up to $170 million related to certain guarantees as a result of the UVC Transaction (see Note 4). At March 31, 2024, we had $82 million of guarantee liabilities recorded in other long-term liabilities on our condensed consolidated balance sheet associated with these guarantees.

Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $228 million and $148 million at March 31, 2024 and December 31, 2023, respectively. Based on the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Contingent Consideration Fair Value—We may pay up to an additional $175 million of contingent consideration through 2028 as a result of our acquisition of Dream Hotel Group (see Note 6). At March 31, 2024, we had $174 million of potential future consideration remaining. The contingent consideration liability, which is remeasured at fair value on a recurring basis and is classified as Level Three in the fair value hierarchy, is recorded in other long-term liabilities on our condensed consolidated balance sheets. The following table summarizes the change in fair value recognized in other income (loss), net on our condensed consolidated statements of income:

	2024	2023
Fair value at January 1	$115	$—
Fair value as of acquisition date (Note 6)	—	107
Change in fair value (Note 18)	(4)	—
Fair value at March 31 (Note 10)	$111	$107
Insurance—We obtain insurance for potential losses from general liability, property, automobile, aviation, environmental, workers' compensation, employment practices, crime, cyber, and other miscellaneous risks. A portion of these risks is retained through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance company to be paid within 12 months are $41 million at both March 31, 2024 and December 31, 2023 and are recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Reserves for losses in our captive insurance company to be paid in future periods are $74 million and $73 million at March 31, 2024 and December 31, 2023, respectively, and are recorded in other long-term liabilities on our condensed consolidated balance sheets (see Note 10).
Collective Bargaining Agreements—At March 31, 2024, approximately 21% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between various unions and us. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety and Other Bonds—Surety and other bonds issued on our behalf were $246 million at March 31, 2024 and primarily relate to our insurance programs, litigation, taxes, licenses, liens, and utilities for our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at March 31, 2024 were $157 million, which primarily relate to our ongoing operations, collateral for customer deposits associated with ALG Vacations, collateral for estimated insurance claims, and securitization of our performance under certain debt repayment guarantees, which are only called on if the borrower defaults on its obligations or we default on our guarantees. Of the letters of credit outstanding, $4 million reduces the available capacity under our revolving credit facility (see Note 9).
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
We are subject, from time to time, to various claims and contingencies related to lawsuits, taxes (see Note 11), and environmental matters, as well as commitments under contractual obligations. Many of these claims are covered under our current insurance programs, subject to deductibles. Although the ultimate liability for these matters cannot be determined at this point, based on information currently available, we do not expect the ultimate resolution of such claims and litigation to have a material effect on our condensed consolidated financial statements.
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recorded a liability in connection with this matter. At March 31, 2024, our maximum exposure is not expected to exceed $19 million.
13.    EQUITY
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax impacts, were as follows:

	Balance at January 1, 2024	Current period other comprehensive loss before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at March 31, 2024
Foreign currency translation adjustments (1)	$(156)	$(21)	$3	$(174)
AFS debt securities unrealized fair value adjustments	4	(3)	—	1
Pension liabilities adjustments (2)	—	—	(1)	(1)
Derivative instrument adjustments (3)	(23)	(1)	1	(23)
Accumulated other comprehensive loss	$(175)	$(25)	$3	$(197)
(1) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in equity earnings (losses) from unconsolidated hospitality ventures related to the dilution of our ownership interest in an unconsolidated hospitality venture in India (Note 4).

(2) The amount reclassified from accumulated other comprehensive loss primarily included realized gains recognized in gains on sales of real estate and other related to the UVC Transaction (Note 4).
(3) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks. We expect to reclassify $5 million of losses, net of insignificant tax impacts, over the next 12 months.

	Balance at January 1, 2023	Current period other comprehensive income before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at March 31, 2023
Foreign currency translation adjustments	$(202)	$15	$—	$(187)
AFS debt securities unrealized fair value adjustments	(11)	3	—	(8)
Derivative instrument adjustments (4)	(29)	—	1	(28)
Accumulated other comprehensive loss	$(242)	$18	$1	$(223)
(4) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks.
Share Repurchases—On December 18, 2019 and May 10, 2023, our board of directors authorized repurchases of up to $750 million and $1,055 million, respectively, of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction, at prices we deem appropriate and subject to market conditions, applicable law, and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A and Class B common stock. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock, and the program may be suspended or discontinued at any time. At March 31, 2024, we had $773 million remaining under the total share repurchase authorization.
During the three months ended March 31, 2024, we repurchased 2,515,656 shares of Class A and Class B common stock. The shares of common stock were repurchased at a weighted-average price of $154.09 per share for an aggregate purchase price of $388 million, excluding insignificant related expenses. The shares of Class A common stock repurchased in the open market were retired and returned to the status of authorized and unissued shares, while the shares of Class B common stock repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares retired (see Note 15).
During the three months ended March 31, 2023, we repurchased 1,018,931 shares of Class A common stock. The shares of common stock were repurchased at a weighted-average price of $104.50 per share for an aggregate purchase price of $106 million, excluding insignificant related expenses. The shares repurchased included the repurchase of 106,116 shares for $9 million, which was initiated prior to December 31, 2022, but settled during the three months ended March 31, 2023.
In addition to the aforementioned share repurchases, we initiated the repurchase of 73,368 shares for $8 million prior to March 31, 2023, but did not settle the repurchases until April 2023.
Dividend—The following tables summarize dividends declared to Class A and Class B stockholders of record:

	Three Months Ended March 31,
	2024	2023
Class A common stock	$6	$—
Class B common stock	9	—
Total cash dividends declared	$15	$—

Date declared	Dividend per share amount for Class A and Class B	Date of record	Date paid
February 14, 2024	$0.15	February 28, 2024	March 12, 2024
14.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan, we award time-vested stock appreciation rights ("SARs"), time-vested restricted stock units ("RSUs"), and performance-vested restricted stock units ("PSUs") to certain employees and non-employee directors. In addition, non-employee directors may elect to receive their annual fees and/or annual equity retainers in the form of shares of our Class A common stock. Compensation expense and unearned compensation presented below exclude (i) amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as these expenses have been, and will continue to be, reimbursed by our third-party owners and are recognized in revenues for reimbursed costs and reimbursed costs on our condensed consolidated statements of income and (ii) insignificant amounts related to employees of our owned and leased hotels recognized in owned and leased expenses on our condensed consolidated statements of income. Stock-based compensation expense recognized in general and administrative expenses, distribution expenses, and integration costs on our condensed consolidated statements of income related to these awards was as follows:

	Three Months Ended March 31,
	2024	2023
SARs	$12	$11
RSUs	16	17
PSUs	3	4
Total	$31	$32
SARs—During the three months ended March 31, 2024, we granted 219,570 SARs to employees with a weighted-average grant date fair value of $68.83. During the three months ended March 31, 2023, we granted 284,912 SARs to employees with a weighted-average grant date fair value of $48.54.
RSUs—During the three months ended March 31, 2024, we granted 280,081 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $156.91. During the three months ended

March 31, 2023, we granted 405,464 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $111.70.
PSUs—During the three months ended March 31, 2024 and March 31, 2023, we did not grant any PSUs under our LTIP.
Our total unearned compensation for our stock-based compensation programs at March 31, 2024 was $4 million for SARs, $48 million for RSUs, and $17 million for PSUs, which will be recognized in general and administrative expenses, distribution expenses, and integration costs over a weighted-average period of two years with respect to SARs and PSUs and three years with respect to RSUs.
15.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout 2024 and 2023 is the brother-in-law of our Executive Chairman. During the three months ended March 31, 2024 and March 31, 2023, we incurred $6 million and $4 million, respectively, of legal fees with this firm. At March 31, 2024 and December 31, 2023, we had $6 million and $2 million, respectively, due to the law firm.
Equity Method Investments—We have equity method investments in entities that own, operate, manage, or franchise properties or other hospitality-related businesses, including the Unlimited Vacation Club paid membership program, for which we receive management, franchise, license, or royalty fees. We recognized $15 million and $6 million of fee revenues during the three months ended March 31, 2024 and March 31, 2023, respectively. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 4 and Note 12) to these entities. During the three months ended March 31, 2024 and March 31, 2023, we recognized $1 million and $2 million, respectively, of income related to these guarantees. At March 31, 2024 and December 31, 2023, we had $74 million and $43 million, respectively, of net receivables due from these entities, inclusive of $44 million and $21 million, respectively, classified as financing receivables on our condensed consolidated balance sheets. Our ownership interest in these unconsolidated hospitality ventures varies from 20% to 50%.
In addition to the aforementioned fees, we provide services related to sales and revenue management, marketing, global property and guest services (including reservation and customer support), digital and technology, and digital media (collectively, "system-wide services") on behalf of owners of managed and franchised properties and administer the loyalty program for the benefit of Hyatt's portfolio of properties. These expenses have been, and will continue to be, reimbursed by our third-party owners and franchisees and are recognized in revenues for reimbursed costs and reimbursed costs on our condensed consolidated statements of income.
Class B Share Conversion—During the three months ended March 31, 2024, 766,296 shares of Class B common stock were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.
Class B Share Repurchase—During the three months ended March 31, 2024, we repurchased 1,987,229 shares of Class B common stock at a weighted-average price of $156.67 per share, for an aggregate purchase price of approximately $312 million. The shares of Class B common stock were repurchased in privately negotiated transactions from a limited liability company owned directly and indirectly by trusts for the benefit of certain Pritzker family members and a private foundation affiliated with certain Pritzker family members and were retired subsequent to March 31, 2024, thereby reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.
16.     SEGMENT INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. Our CODM is our President and Chief Executive Officer. We define our reportable segments as follows:
•Management and franchising—This segment derives its earnings primarily from the provision of management, franchising, and hotel services, or the licensing of our intellectual property to, (i) our property portfolio, (ii) our co-branded credit card programs, and (iii) other hospitality-related businesses, including the

Unlimited Vacation Club following the UVC Transaction. This segment also includes revenues for reimbursed costs primarily related to payroll at managed properties where we are the employer, as well as costs associated with system-wide services and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from our owned and leased hotels and commission fees earned from certain ALG Vacations bookings, both of which are eliminated in consolidation.
•Owned and leased—This segment derives its earnings from owned and leased hotel properties located predominantly in the United States but also in certain international locations, and for purposes of segment Adjusted EBITDA, includes our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA, based on our ownership percentage of each venture. Adjusted EBITDA includes intercompany management fee expenses paid to our management and franchising segment, which are eliminated in consolidation. Intersegment revenues relate to promotional award redemptions earned by our owned and leased hotels related to our co-branded credit card programs and are eliminated in consolidation.
•Distribution—This segment derives its earnings from distribution and destination management services offered through ALG Vacations and the boutique and luxury global travel platform offered through Mr & Mrs Smith. Prior to the UVC Transaction, this segment also included earnings from a paid membership program offering benefits exclusively at certain all-inclusive resorts in Mexico, the Caribbean, and Central America. Adjusted EBITDA includes intercompany commission fee expenses paid to our management and franchising segment, which are eliminated in consolidation.
Within overhead, we include unallocated corporate expenses.
Our CODM evaluates performance based on gross fee revenues; owned and leased revenues; distribution revenues; other revenues; and Adjusted EBITDA. Our CODM does not evaluate our operating segments using discrete asset information. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus our pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA based on our ownership percentage of each owned and leased venture, adjusted to exclude interest expense; benefit (provision) for income taxes; depreciation and amortization; amortization of management and hotel services agreement and franchise agreement assets and performance cure payments, which constitute payments to customers ("Contra revenue"); revenues for reimbursed costs; reimbursed costs that we intend to recover over the long term; equity earnings (losses) from unconsolidated hospitality ventures; stock-based compensation expense; gains (losses) on sales of real estate and other; asset impairments; and other income (loss), net.

Summarized consolidated financial information by segment was as follows:

	Three Months Ended March 31, 2024
	Management and franchising	Owned and leased	Distribution	Overhead	Eliminations	Total
Base management fees	$107	$—	$—	$—	$(9)	$98
Incentive management fees	68	—	—	—	(4)	64
Franchise and other fees	102	—	—	—	(2)	100
Gross fees	277	—	—	—	(15)	262
Contra revenue	(13)	—	—	—	—	(13)
Net fees	264	—	—	—	(15)	249
Rooms and packages	—	194	—	—	(7)	187
Food and beverage	—	83	—	—	—	83
Other	—	39	—	—	—	39
Owned and leased	—	316	—	—	(7)	309
Distribution	—	—	319	—	—	319
Other revenues	9	—	26	—	—	35
Revenues for reimbursed costs	802	—	—	—	—	802
Total revenues	$1,075	$316	$345	$—	$(22)	$1,714

Intersegment revenues (1)	$15	$7	$—	$—	$—	$22
Adjusted EBITDA	$203	$60	$39	$(51)	$1	$252
Depreciation and amortization	$19	$44	$21	$8	$—	$92
(1) Intersegment revenues are included in gross fee revenues, owned and leased revenues, and other revenues and eliminated in Eliminations.

	Three Months Ended March 31, 2023
	Management and franchising	Owned and leased	Distribution	Overhead	Eliminations	Total
Base management fees	$100	$—	$—	$—	$(9)	$91
Incentive management fees	62	—	—	—	(5)	57
Franchise and other fees	85	—	—	—	(2)	83
Gross fees	247	—	—	—	(16)	231
Contra revenue	(10)	—	—	—	—	(10)
Net fees	237	—	—	—	(16)	221
Rooms and packages	—	198	—	—	(8)	190
Food and beverage	—	85	—	—	—	85
Other	—	39	—	—	—	39
Owned and leased	—	322	—	—	(8)	314
Distribution	—	—	328	—	—	328
Other revenues	47	—	41	—	—	88
Revenues for reimbursed costs	729	—	—	—	—	729
Total revenues	$1,013	$322	$369	$—	$(24)	$1,680

Intersegment revenues (1)	$16	$8	$—	$—	$—	$24
Adjusted EBITDA	$184	$71	$58	$(46)	$1	$268
Depreciation and amortization	$19	$46	$27	$6	$—	$98
(1) Intersegment revenues are included in gross fee revenues, owned and leased revenues, and other revenues and eliminated in Eliminations.

The table below provides a reconciliation of net income attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2024	2023
Net income attributable to Hyatt Hotels Corporation	$522	$58
Interest expense	38	33
Provision for income taxes	19	47
Depreciation and amortization	92	98
Contra revenue	13	10
Revenues for reimbursed costs	(802)	(729)
Reimbursed costs	836	749
Equity (earnings) losses from unconsolidated hospitality ventures	(75)	2
Stock-based compensation expense (Note 14)	31	32
Gains on sales of real estate and other (Note 4 and Note 6)	(403)	—
Asset impairments	17	2
Other (income) loss, net (Note 18)	(53)	(48)
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	17	14
Adjusted EBITDA	$252	$268
17.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per Class A and Class B share, including a reconciliation of the numerator and denominator, is as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$522	$58
Net income attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$522	$58
Denominator:
Basic weighted-average shares outstanding (1)	102,777,418	106,389,110
Stock-based compensation	3,126,173	2,541,102
Diluted weighted-average shares outstanding (1)	105,903,591	108,930,212
Basic Earnings Per Class A and Class B Share:
Net income	$5.08	$0.55
Net income attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$5.08	$0.55
Diluted Earnings Per Class A and Class B Share:
Net income	$4.93	$0.53
Net income attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$4.93	$0.53
(1) The computations reflect a reduction in shares outstanding at March 31, 2023 for the repurchases of 73,368 shares that were initiated prior to March 31, 2023, but settled in the second quarter of 2023 (see Note 13).

The computations of diluted earnings per Class A and Class B share for the three months ended March 31, 2024 and March 31, 2023 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended March 31,
	2024	2023
SARs	1,800	7,000
RSUs	2,800	1,400
18.    OTHER INCOME (LOSS), NET

	Three Months Ended March 31,
	2024	2023
Interest income	$22	$17
Unrealized gains, net (Note 4)	13	43
Guarantee amortization income (Note 12)	11	3
Depreciation recovery	6	4
Contingent consideration liability fair value adjustment (Note 12)	4	—
Transaction costs (Note 6)	(1)	(7)
Guarantee expense (Note 12)	(3)	(11)
Other, net	1	(1)
Other income (loss), net	$53	$48
19.    SUBSEQUENT EVENTS
On April 23, 2024, we sold Hyatt Regency San Antonio Riverwalk to an unrelated third party for approximately $230 million and entered into a long-term management agreement for the property.
On May 1, 2024, we sold Hyatt Regency Green Bay to an unrelated third party for approximately $5 million and entered into a long-term franchise agreement for the property.
On May 8, 2024, our board of directors authorized the repurchase of up to an additional $1 billion of our common stock. Following the authorization, we had approximately $1.8 billion remaining under the total share repurchase authorization.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, and financial performance, and prospective or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance, or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the SEC, including our Annual Report on Form 10-K; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and pace of economic recovery following economic downturns; global supply chain constraints and interruptions, rising costs of construction-related labor and materials, and increases in costs due to inflation or other factors that may not be fully offset by increases in revenues in our business; risks affecting the luxury, resort, and all-inclusive lodging segments; levels of spending in business, leisure, and group segments, as well as consumer confidence; declines in occupancy and average daily rate ("ADR"); limited visibility with respect to future bookings; loss of key personnel; domestic and international political and geopolitical conditions, including political or civil unrest or changes in trade policy; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters, weather and climate-related events, such as earthquakes, tsunamis, tornadoes, hurricanes, droughts, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases, or fear of such outbreaks; our ability to successfully achieve certain levels of operating profits at hotels that have performance tests or guarantees in favor of our third-party owners; the impact of hotel renovations and redevelopments; risks associated with our capital allocation plans, share repurchase program, and dividend payments, including a reduction in, or elimination or suspension of, repurchase activity or dividend payments; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with colleagues and labor unions and changes in labor laws; the financial condition of, and our relationships with, third-party owners, franchisees, and hospitality venture partners; the possible inability of third-party owners, franchisees, or development partners to access the capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and our ability to successfully integrate completed acquisitions with existing operations; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); our ability to successfully execute our strategy to expand our management and hotel services and franchising business while at the same time reducing our real estate asset base within targeted timeframes and at expected values; our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; declines in the value of our real estate assets; unforeseen terminations of our management and hotel services agreements or franchise agreements; changes in federal, state, local, or foreign tax law; increases in interest rates, wages, and other operating costs; foreign exchange rate fluctuations or currency restructurings; risks associated with the introduction of new brand concepts, including lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, industry consolidation, and the markets where we operate; our ability to successfully grow the World of Hyatt loyalty program and Unlimited Vacation Club paid membership program; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business and licensing businesses and our international operations.
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

The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and accompanying Notes, which appear elsewhere in this Quarterly Report.
Executive Overview
Our portfolio of properties consists of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential and vacation units.
At March 31, 2024, our hotel portfolio consisted of 1,341 hotels (323,405 rooms), including:
•488 managed properties (145,854 rooms), all of which we operate under management and hotel services agreements with third-party owners;
•638 franchised properties (109,800 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;
•124 all-inclusive resorts (42,412 rooms), including 110 owned by third parties (37,984 rooms) and operated under management and hotel services agreements, 8 owned by a third party in which we hold common shares (3,153 rooms) and operated under franchise agreements, and 6 operating leased properties (1,275 rooms);
•22 owned properties (9,803 rooms), 1 finance leased property (171 rooms), and 4 operating leased properties (1,697 rooms), all of which we manage;
•22 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (7,638 rooms); and
•40 franchised properties (6,030 rooms) operated by an unconsolidated hospitality venture in connection with a master license agreement by Hyatt; 6 of these properties (1,246 rooms) are leased by the unconsolidated hospitality venture.
Our property portfolio also included:
•22 vacation units (1,997 rooms) under the Hyatt Vacation Club brand and operated by third parties; and
•39 residential units (4,323 rooms), which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel.
Additionally, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other trade names or marks owned by such hotels or licensed by third parties. We also offer distribution and destination management services through ALG Vacations and a boutique and luxury global travel platform through Mr & Mrs Smith.
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
During the quarter ending March 31, 2024, we realigned our reportable segments to align with our business strategy, the organizational changes for certain members of our leadership team, and the manner in which our CODM assesses performance and makes decisions regarding the allocation of resources. A summary of our reportable segments is as follows:
•Management and franchising, which consists of the provision of management, franchising, and hotel services, or the licensing of our intellectual property to, (i) our property portfolio, (ii) our co-branded credit card programs, and (iii) other hospitality-related businesses, including the Unlimited Vacation Club following the UVC Transaction;
•Owned and leased, which consists of our owned and leased hotel portfolio and, for purposes of owned and leased segment Adjusted EBITDA, our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA based on our ownership percentage of each venture; and

•Distribution, which consists of distribution and destination management services offered through ALG Vacations and the boutique and luxury global travel platform offered through Mr & Mrs Smith. Prior to the UVC Transaction, this segment also included the Unlimited Vacation Club paid membership program.
Within overhead, we include unallocated corporate expenses.
Segment operating information for the three months ended March 31, 2023 have been recast to reflect these segment changes. See Part I, Item 1 "Financial Statements—Note 1 and Note 16 to our Condensed Consolidated Financial Statements" for further discussion of our segment structure.
Overview of Financial Results
Consolidated revenues increased $34 million, or 2.0%, during the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023. Gross fee revenues increased $31 million and revenues for reimbursed costs increased $73 million driven by improved operating performance and growth of our portfolio, compared to the three months ended March 31, 2023, largely driven by increased demand and ADR. Distribution revenues decreased $9 million due to the normalization of demand and higher pricing in 2023, other revenues decreased $53 million primarily driven by the sale of the Destination Residential Management business in the third quarter of 2023 and the UVC Transaction, and owned and leased revenues decreased $5 million due to noncomparable hotels.
Comparable system-wide hotels revenue per available room ("RevPAR") for the quarter ended March 31, 2024 was $132, which represented a 5.5% improvement compared to the quarter ended March 31, 2023 in constant currency. The increase was primarily driven by higher ADR across almost all geographies in the management and franchising segment, with the most significant increases in Asia Pacific (excluding Greater China) and Americas (excluding United States).
Comparable system-wide all-inclusive resorts Net Package RevPAR for the quarter ended March 31, 2024 was $312, which represented a 11.0% improvement, compared to the quarter ended March 31, 2023 in reported dollars, primarily driven by higher demand and ADR. See "—Segment Results" for discussion of RevPAR by geography for our management and franchising segment.
During the three months ended March 31, 2024, compared to the three months ended March 31, 2023, leisure transient travel remained strong and business transient demand continued to improve. We also experienced continued growth in group travel as comparable system-wide group rooms revenues increased 5.5% and group booking pace was up 8.1% at our full service managed hotels in the United States for April through December 2024 compared to the same period in 2023.
For the quarter ended March 31, 2024, we reported $522 million of net income attributable to Hyatt Hotels Corporation, representing a $464 million increase, compared to the three months ended March 31, 2023, primarily driven by gains on sales of real estate and other and an increase in equity earnings (losses) from unconsolidated hospitality ventures. The increase in gross fee revenues was more than offset by decreased distribution revenues, increased general and administrative expenses, and increased distribution expenses. Our consolidated Adjusted EBITDA for the quarter ended March 31, 2024 was $252 million, a $16 million decrease compared to the quarter ended March 31, 2023. See "—Results of Operations" and "—Segment Results" for further discussion. See "—Non-GAAP Measures" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA.
During the quarter ended March 31, 2024, we returned $403 million of capital to our stockholders through $388 million of share repurchases and $15 million of quarterly dividend payments.
Results of Operations
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Discussion on Consolidated Results
For additional information regarding our consolidated results, refer to our condensed consolidated statements of income included in this Quarterly Report. See "—Segment Results" for further discussion.
The impact from our investments in marketable securities held to fund our deferred compensation plans through rabbi trusts was recognized on the following financial statement line items and had no impact on net income: revenues for reimbursed costs; general and administrative expenses; owned and leased expenses; reimbursed costs; and net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
Fee revenues.

	Three Months Ended March 31,
	2024	2023	Better / (Worse)
Base management fees	$98	$91	$7	7.8%
Incentive management fees	64	57	7	11.2%
Franchise and other fees	100	83	17	21.0%
Gross fees	$262	$231	$31	13.4%
Contra revenue	(13)	(10)	(3)	(22.3)%
Net fees	$249	$221	$28	13.0%
The increases in management and franchise fees during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, were driven by strong demand in leisure transient and group travel, higher ADR, most notably in Asia Pacific (excluding Greater China) and Americas (excluding United States), and portfolio growth. The increase in other fees during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily driven by management and royalty fees related to the management of and licensing of certain of our brands to the Unlimited Vacation Club following the UVC Transaction and increased license fees related to our co-branded credit card programs.
Owned and leased revenues.

	Three Months Ended March 31,
	2024	2023	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$289	$285	$4	1.4%	$2
Non-comparable owned and leased revenues	20	29	(9)	(31.9)%	—
Total owned and leased revenues	$309	$314	$(5)	(1.7)%	$2
Comparable owned and leased revenues increased during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily driven by increased business transient demand as well as higher ADR.
Non-comparable owned and leased revenues decreased during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily driven by the sale of Hyatt Regency Aruba Resort Spa and Casino, partially offset by increased revenues at a recently renovated hotel in the United States.
Distribution revenues. During the three months ended March 31, 2024, distribution revenues decreased $9 million, compared to the three months ended March 31, 2023, primarily driven by ALG Vacations due to the normalization of demand and higher pricing in 2023, partially offset by commission fee revenues related to Mr & Mrs Smith, which was acquired in the second quarter of 2023.
Other revenues. During the three months ended March 31, 2024, other revenues decreased $53 million, compared to the three months ended March 31, 2023, primarily driven by the Destination Residential Management business, which was sold during the third quarter of 2023, and the UVC Transaction, partially offset by an increase in revenues related to our co-branded credit card programs.

Revenues for reimbursed costs.

	Three Months Ended March 31,
	2024	2023	Change
Revenues for reimbursed costs	$802	$729	$73	9.9%
Less: rabbi trust impact (1)	(12)	(9)	(3)	(26.6)%
Revenues for reimbursed costs, excluding rabbi trust impact	$790	$720	$70	9.7%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within reimbursed costs.
Revenues for reimbursed costs increased during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, driven by higher reimbursements for payroll and related expenses at managed properties where we are the employer and reimbursed costs related to system-wide services provided to managed and franchised properties. The higher reimbursements for expenses were due to improved hotel operating performance driven by increased demand and ADR as well as portfolio growth.
General and administrative expenses.

	Three Months Ended March 31,
	2024	2023	Change
General and administrative expenses	$172	$157	$15	9.8%
Less: rabbi trust impact	(22)	(16)	(6)	(35.2)%
Less: stock-based compensation expense	(29)	(31)	2	3.6%
Adjusted general and administrative expenses	$121	$110	$11	9.7%
General and administrative expenses increased during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily driven by increased payroll and related costs and professional fees as well as improved market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts.
Adjusted general and administrative expenses exclude the impact of deferred compensation plans funded through rabbi trusts and stock-based compensation expense. See "—Non-GAAP Measures" for further discussion.
Owned and leased expenses.

	Three Months Ended March 31,
	2024	2023	Better / (Worse)
Comparable owned and leased expenses	$233	$221	$(12)	(5.5)%
Non-comparable owned and leased expenses	15	17	2	15.1%
Rabbi trust impact	2	2	—	(19.0)%
Total owned and leased expenses	$250	$240	$(10)	(4.1)%

The increase in comparable owned and leased expenses during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to increased variable expenses at certain hotels, most notably payroll and related costs.
The decrease in non-comparable owned and leased expenses during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily driven by the sale of Hyatt Regency Aruba Resort Spa and Casino, partially offset by expenses at a recently renovated hotel in the United States.
Distribution expenses. During the three months ended March 31, 2024, compared to the three months ended March 31, 2023, distribution expenses increased $16 million primarily driven by ALG Vacations due to an increase in certain variable costs, in part due to a change in product mix, and expenses related to Mr & Mrs Smith, which was acquired in the second quarter of 2023, most notably payroll and related costs and marketing costs.

Other direct costs.  During the three months ended March 31, 2024, other direct costs decreased $53 million, compared to the three months ended March 31, 2023, primarily driven by the Destination Residential Management business, which was sold during the third quarter of 2023, and the UVC Transaction.
Depreciation and amortization expenses. Depreciation and amortization expenses decreased $6 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to the UVC Transaction and the sale of Hyatt Regency Aruba Resort Spa and Casino.
Reimbursed costs.

	Three Months Ended March 31,
	2024	2023	Change
Reimbursed costs	$836	$749	$87	11.6%
Less: rabbi trust impact (1)	(12)	(9)	(3)	(26.6)%
Reimbursed costs, excluding rabbi trust impact	$824	$740	$84	11.4%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within revenues for reimbursed costs.
Reimbursed costs increased during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, driven by increased payroll and related expenses at managed properties where we are the employer and expenses related to system-wide services provided to managed and franchised properties. The higher expenses were due to improved hotel operating performance driven by increased demand and ADR as well as portfolio growth.
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended March 31,
	2024	2023	Better / (Worse)
Rabbi trust gains (losses) allocated to general and administrative expenses	$22	$16	$6	35.2%
Rabbi trust gains (losses) allocated to owned and leased expenses	2	2	—	19.0%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$24	$18	$6	33.7%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts increased during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, driven by the performance of the underlying invested assets.
Equity earnings (losses) from unconsolidated hospitality ventures.

	Three Months Ended March 31,
	2024	2023
Gain on dilution of ownership interest in an unconsolidated hospitality venture	$79	$—
Hyatt's share of unconsolidated hospitality ventures' foreign currency exchange, net	2	1
Hyatt's share of unconsolidated hospitality ventures' net losses excluding foreign currency	(10)	(4)
Other	4	1
Equity earnings (losses) from unconsolidated hospitality ventures	$75	$(2)
See Part I, Item 1, "Financial Statements—Note 4 to our Condensed Consolidated Financial Statements" for additional information.
Interest expense. Interest expense increased $5 million during three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the issuance of senior notes in 2023, offset by the redemption of certain of our Senior Notes in 2023. See Part I, Item 1, "Financial Statements—Note 9 to our Condensed Consolidated Financial Statements" for additional information.

Gains on sales of real estate and other. During the three months ended March 31, 2024, we recognized a $231 million pre-tax gain related to the UVC Transaction and a $172 million pre-tax gain related to the sale of Hyatt Regency Aruba Resort Spa and Casino. See Part I, Item 1 "Financial Statements—Note 4 and Note 6 to our Condensed Consolidated Financial Statements" for additional information.
Asset impairments. During the three months ended March 31, 2024, we recognized a $15 million goodwill impairment charge in connection with the sale of Hyatt Regency Aruba Resort Spa and Casino. See Part I, Item 1 "Financial Statements—Note 6 to our Condensed Consolidated Financial Statements" for additional information.
Provision for income taxes.

	Three Months Ended March 31,
	2024	2023	Change
Income before income taxes	$541	$105	$436	412.6%
Provision for income taxes	(19)	(47)	28	60.9%
Effective tax rate	3.4%	44.8%		(41.4)%
The decreases in the provision for income taxes and effective tax rate for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, were primarily due to a non-cash tax benefit as a result of the release of a valuation allowance on certain foreign deferred tax assets, partially offset by the earnings impact from both the sale of Hyatt Regency Aruba Resort Spa and Casino and the UVC Transaction recognized during the three months ended March 31, 2024. See Part I, Item 1 "Financial Statements—Note 11 to our Condensed Consolidated Financial Statements" for additional information.
Segment Results
As described in Part I, Item 1 "Financial Statements—Note 16 to our Condensed Consolidated Financial Statements," we evaluate segment operating performance using gross fee revenues; owned and leased revenues; distribution revenues; other revenues; and Adjusted EBITDA.
Management and franchising segment revenues.

	Three Months Ended March 31,
	2024	2023	Better / (Worse)
Base fees	$107	$100	$7	6.8%
Incentive fees	68	62	6	8.6%
Franchise and other fees	102	85	17	20.1%
Gross fees (1), (2)	277	247	30	11.8%
Contra revenue	(13)	(10)	(3)	(22.3)%
Net fees (1), (2)	264	237	27	11.3%
Other revenues	9	47	(38)	(80.8)%
Revenues for reimbursed costs (1)	802	729	73	9.9%
Total segment revenues (2)	$1,075	$1,013	$62	6.1%
(1) See "—Results of Operations" for further discussion regarding the increases in fee revenues and revenues for reimbursed costs.
(2) Includes $15 million and $16 million of intersegment revenues for the three months ended March 31, 2024 and March 31, 2023, respectively.
The decrease in other revenues during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was driven by the Destination Residential Management business, which was sold during the third quarter of 2023, partially offset by an increase related to our co-branded credit card programs.

The table below includes comparable RevPAR, occupancy, and ADR by geography and for system-wide managed and franchised properties.

		Three Months Ended March 31,
		RevPAR		Occupancy			ADR
	Number of comparable hotels (1)	2024	vs. 2023 (in constant $)	2024	vs. 2023		2024	vs. 2023 (in constant $)
Comparable system-wide hotels	1,104	$132	5.5%	65.2%	2.2	% pts	$202	2.0%
United States	655	$133	0.2%	64.6%	0.4	% pts	$205	(0.4)%
Americas (excluding United States)	70	$199	12.3%	69.7%	3.7	% pts	$285	6.4%
Greater China	124	$88	11.5%	65.8%	4.9	% pts	$134	3.3%
Asia Pacific (excluding Greater China)	111	$147	21.4%	70.0%	7.3	% pts	$210	8.9%
Europe	104	$116	10.2%	56.8%	2.8	% pts	$203	4.7%
Middle East & Africa	40	$150	5.7%	67.3%	(0.4)	% pts	$222	6.3%
(1) Consists of hotels that we manage, franchise, own, lease, or provide services to, excluding all-inclusive properties.

		Three Months Ended March 31,
		Net Package RevPAR		Occupancy			Net Package ADR
	Number of comparable resorts (1)	2024	vs. 2023 (in reported $)	2024	vs. 2023		2024	vs. 2023 (in reported $)
Comparable system-wide all-inclusive resorts	98	$312	11.0%	81.3%	3.9	% pts	$384	5.7%
Americas (excluding United States)	63	$352	10.3%	81.2%	3.8	% pts	$433	5.2%
Europe	35	$132	24.5%	81.8%	4.5	% pts	$161	17.7%
(1) Consists of all-inclusive properties that we manage, franchise, lease, or provide services to.
RevPAR increases at our comparable system-wide hotels during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, were driven by strong demand in leisure transient and group travel, most notably in Japan and Southeast Asia. In Greater China, the RevPAR increase is primarily due to the easing of COVID-19 pandemic travel restrictions during the first quarter of 2023.
Net Package RevPAR increases at our comparable all-inclusive resorts during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, were driven by strong demand and Net Package ADR.
During the three months ended March 31, 2024, we removed three properties from comparable system-wide hotel results as one property in the United States underwent significant renovations, one property in Asia Pacific (excluding Greater China) left the hotel portfolio, and one property in Europe temporarily suspended operations.
During the three months ended March 31, 2024, we removed nine properties from comparable system-wide all-inclusive resort results including one property in the Americas (excluding United States) that underwent an expansion, and one property in the Americas (excluding United States) that left the portfolio, six properties in Europe that experienced seasonal closures, and one property in Europe that left the hotel portfolio.
Management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
	2024	2023	Better / (Worse)
Segment Adjusted EBITDA	$203	$184	$19	10.2%
Adjusted EBITDA increased during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily driven by the increase in gross fee revenues, partially offset by an increase in general and administrative expenses, which was primarily due to payroll and related costs.

Owned and leased segment revenues.

	Three Months Ended March 31,
	2024	2023	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$296	$293	$3	1.1%	$2
Non-comparable owned and leased revenues	20	29	(9)	(31.9)%	—
Total segment revenues (1), (2)	$316	$322	$(6)	(1.8)%	$2
(1) See "—Results of Operations" for further discussion regarding the increase in owned and leased revenues.
(2) Includes $7 million and $8 million of intersegment revenues for the three months ended March 31, 2024 and March 31, 2023, respectively.

		Three Months Ended March 31,
		RevPAR		Occupancy			ADR
	Number of comparable hotels	2024	vs. 2023 (in constant $)	2024	vs. 2023		2024	vs. 2023 (in constant $)
Comparable owned and leased hotels	26	$178	0.1%	67.0%	(0.9)	% pts	$266	1.4%
During the three months ended March 31, 2024, we removed one property from comparable owned and leased results as the property was sold.
Owned and leased segment Adjusted EBITDA.

	Three Months Ended March 31,
	2024	2023	Better / (Worse)
Owned and leased Adjusted EBITDA (1)	$43	$57	$(14)	(25.4)%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	17	14	3	21.0%
Segment Adjusted EBITDA	$60	$71	$(11)	(16.5)%
(1) See "—Results of Operations" for further discussion regarding the decrease in owned and leased revenues and the increase in owned and leased expenses.
Our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA increased during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily driven by improved hotel performance as well as new hotels related to our unconsolidated hospitality venture in India.
Distribution segment revenues.

	Three Months Ended March 31,
	2024	2023	Better / (Worse)
Distribution revenues (1)	$319	$328	$(9)	(2.5)%
Other revenues	26	41	(15)	(37.9)%
Total segment revenues	$345	$369	$(24)	(6.5)%
(1) See "—Results of Operations" for further discussion regarding the decrease in distribution revenues.
Other revenues decreased during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, driven by the UVC Transaction.

Distribution segment Adjusted EBITDA.

	Three Months Ended March 31,
	2024	2023	Better / (Worse)
Segment Adjusted EBITDA	$39	$58	$(19)	(31.7)%
Adjusted EBITDA decreased during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily driven by the decrease in distribution revenues and increase in distribution expenses (see "—Results of Operations" for further discussion), partially offset by lower general and administrative expenses as a result of the UVC Transaction.
Overhead.

	Three Months Ended March 31,
	2024	2023	Better / (Worse)
Adjusted EBITDA	$(51)	$(46)	$(5)	(9.0)%
Adjusted EBITDA decreased during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily driven by payroll and related costs.
Non-GAAP Measures
Adjusted Earnings Before Interest Expense, Taxes, Depreciation, and Amortization ("Adjusted EBITDA")
We use the term Adjusted EBITDA throughout this Quarterly Report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define consolidated Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus our pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA based on our ownership percentage of each owned and leased venture, adjusted to exclude the following items:
•interest expense;
•benefit (provision) for income taxes;
•depreciation and amortization;
•amortization of management and hotel services agreement and franchise agreement assets and performance cure payments, which constitute payments to customers (Contra revenue);
•revenues for reimbursed costs;
•reimbursed costs that we intend to recover over the long term;
•equity earnings (losses) from unconsolidated hospitality ventures;
•stock-based compensation expense;
•gains (losses) on sales of real estate and other;
•asset impairments; and
•other income (loss), net.
We calculate consolidated Adjusted EBITDA by adding the Adjusted EBITDA of each of our reportable segments and eliminations to overhead Adjusted EBITDA.
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
Adjusted EBITDA excludes certain items that can vary widely across different industries and among companies within the same industry, including interest expense and benefit (provision) for income taxes, which are dependent on company specifics, including capital structure, credit ratings, tax policies, and jurisdictions in which they operate; depreciation and amortization, which are dependent on company policies including how the assets are utilized as well as the lives assigned to the assets; Contra revenue, which is dependent on company policies and strategic decisions regarding payments to hotel owners; and stock-based compensation expense, which varies among companies as a result of different compensation plans companies have adopted. We exclude revenues for reimbursed costs and reimbursed costs which relate to the reimbursement of payroll costs and for system-wide services and programs that we operate for the benefit of our hotel owners as contractually we do not provide services or operate the related programs to generate a profit over the terms of the respective contracts. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively. Therefore, we exclude the net impact when evaluating period-over-period changes in our operating results. Adjusted EBITDA includes reimbursed costs related to system-wide services and programs that we do not intend to recover from hotel owners. Finally, we exclude other items that are not core to our operations, such as asset impairments and unrealized and realized gains and losses on marketable securities.
Adjusted EBITDA is not a substitute for net income (loss) attributable to Hyatt Hotels Corporation, net income (loss), or any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income (loss) generated by our business. Our management compensates for these limitations by referencing our GAAP results and using Adjusted EBITDA supplementally. See our condensed consolidated statements of income (loss) in our condensed consolidated financial statements included elsewhere in this Quarterly Report.
See below for a reconciliation of net income (loss) attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA.
Adjusted General and Administrative Expenses
Adjusted general and administrative expenses, as we define it, is a non-GAAP measure. Adjusted general and administrative expenses exclude the impact of deferred compensation plans funded through rabbi trusts and stock-based compensation expense. Adjusted general and administrative expenses assist us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operations, both on a segment and consolidated basis. See "—Results of Operations" for a reconciliation of general and administrative expenses to Adjusted general and administrative expenses.
ADR
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
Comparable system-wide and Comparable owned and leased
"Comparable system-wide" represents all properties we manage, franchise, or provide services to, including owned and leased properties, that are operated for the entirety of the periods being compared and that have not sustained substantial damage, business interruption, or undergone large scale renovations during the periods being compared. Comparable system-wide also excludes properties for which comparable results are not available. We may use variations of comparable system-wide to specifically refer to comparable system-wide hotels, including our wellness resorts, or our all-inclusive resorts, for those properties that we manage, franchise, or provide services to within the management and franchising segment. "Comparable owned and leased" represents all properties we own or lease that are operated and consolidated for the entirety of the periods being compared and have not sustained substantial damage, business interruption, or undergone large-scale renovations during the periods being compared. Comparable owned and leased also excludes properties for which comparable results are not available. We may use variations of comparable owned and leased to specifically refer to comparable owned and leased hotels, including our wellness resorts, or our all inclusive resorts, for those properties that we own and lease within the owned and leased segment. Comparable system-wide and comparable owned and leased are commonly used as a basis of measurement in our industry. "Non-comparable system-wide" or "non-comparable owned and leased" represent all properties that do not meet the respective definition of "comparable" as defined above.
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
The table below provides a reconciliation of net income attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2024	2023	Change
Net income attributable to Hyatt Hotels Corporation	$522	$58	$464	797.0%
Interest expense	38	33	5	16.2%
Provision for income taxes	19	47	(28)	(60.9)%
Depreciation and amortization	92	98	(6)	(6.1)%
Contra revenue	13	10	3	22.3%
Revenues for reimbursed costs	(802)	(729)	(73)	(9.9)%
Reimbursed costs	836	749	87	11.6%
Equity (earnings) losses from unconsolidated hospitality ventures	(75)	2	(77)	NM
Stock-based compensation expense	31	32	(1)	(2.1)%
Gains on sales of real estate and other	(403)	—	(403)	NM
Asset impairments	17	2	15	661.7%
Other (income) loss, net	(53)	(48)	(5)	(8.3)%
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	17	14	3	21.0%
Adjusted EBITDA	$252	$268	$(16)	(5.9)%
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
We expect to successfully execute our commitment announced in August 2021 to realize $2.0 billion of gross proceeds from the disposition of owned assets, net of acquisitions, by the end of 2024. As of May 9, 2024, we have realized $1,496 million of proceeds from the net disposition of owned assets as part of this commitment, including the following dispositions that were completed in the second quarter of 2024:
•On April 4, 2024, we completed the sale of Park Hyatt Zurich for a sales price of CHF 270 million (approximately $300 million using exchange rates as of the closing date), including CHF 41 million (approximately $45 million) of seller financing;
•On April 23, 2024, we completed the sale of Hyatt Regency San Antonio Riverwalk for a sales price of $230 million; and
•On May 1, 2024, we completed the sale of Hyatt Regency Green Bay for a sales price of $5 million.
See Part I, Item 1 "Financial Statements—Note 6 and Note 19 to our Condensed Consolidated Financial Statements" for additional information.

We may, from time to time, seek to retire or purchase our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. Such repurchases or exchanges, if any, will depend on prevailing market conditions, restrictions in our existing or future financing arrangements, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. During the quarter ended March 31, 2024, we returned $403 million of capital to our stockholders through $388 million of share repurchases, inclusive of $76 million of Class A common stock and $312 million of Class B common stock, and $15 million of quarterly dividend payments. See Part I, Item 1 "Financial Statements—Note 13 and Note 15 to our Condensed Consolidated Financial Statements" for additional information.
We believe that our cash position, short-term investments, cash from operations, borrowing capacity under our revolving credit facility, and access to the capital markets will be adequate to meet all of our funding requirements and capital deployment objectives in both the short term and long term.
Recent Transactions Affecting our Liquidity and Capital Resources
During both the three months ended March 31, 2024 and March 31, 2023, various transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Three Months Ended March 31,
	2024	2023
Cash provided by (used in):
Operating activities	$242	$225
Investing activities	42	(149)
Financing activities	(444)	(133)
Effect of exchange rate changes on cash	(2)	(4)
Net change in cash, cash equivalents, and restricted cash classified as assets held for sale	3	—
Net decrease in cash, cash equivalents, and restricted cash	$(159)	$(61)
Cash Flows from Operating Activities
Cash provided by operating activities increased $17 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to improved performance across the portfolio, offset by an increase in cash paid for interest.
Cash Flows from Investing Activities
During the three months ended March 31, 2024:
•We received $173 million of proceeds, net of cash disposed, closing costs, and proration adjustments, from the sale of Hyatt Regency Aruba Resort Spa and Casino.
•We received $41 million of proceeds, net of $39 million of cash disposed, from the UVC Transaction.
•We invested $135 million in net purchases of marketable securities and short-term investments.
•We invested $34 million in capital expenditures (see "—Capital Expenditures").
During the three months ended March 31, 2023:
•We acquired Dream Hotel Group for $125 million of cash.
•We invested $30 million in capital expenditures (see "—Capital Expenditures").
•We invested $30 million in a convertible debt security.
•     We received $51 million of net proceeds from the sale of marketable securities and short-term investments.

Cash Flows from Financing Activities
During the three months ended March 31, 2024:
•We repurchased 2,515,656 shares of common stock for an aggregate purchase price of $388 million.
•We paid one quarterly $0.15 per share cash dividend on outstanding shares of Class A and Class B common stock totaling $15 million.
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

	March 31, 2024	December 31, 2023
Consolidated debt (1)	$3,055	$3,056
Stockholders' equity	3,657	3,564
Total capital	6,712	6,620
Total debt-to-total capital	45.5%	46.2%
Consolidated debt (1)	3,055	3,056
Less: cash and cash equivalents and short-term investments (2)	(794)	(896)
Net consolidated debt	$2,261	$2,160
Net debt-to-total capital	33.7%	32.6%
(1) Excludes approximately $457 million and $548 million of our share of unconsolidated hospitality venture indebtedness at March 31, 2024 and December 31, 2023, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
(2) Excludes approximately $3 million of cash and cash equivalents reclassified to assets held for sale at December 31, 2023.
Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance and technology and enhancements to existing properties. We have been, and will continue to be, disciplined with respect to our capital spending, taking into account our cash flows from operations.

	Three Months Ended March 31,
	2024	2023
Maintenance and technology	$27	$22
Enhancements to existing properties	7	8
Total capital expenditures	$34	$30
The increase in capital expenditures is primarily driven by increased maintenance and technology spend at certain regional offices.

Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at March 31, 2024, as described in Part I, Item 1 "Financial Statements—Note 9 to our Condensed Consolidated Financial Statements." Interest on the outstanding Senior Notes is payable semi-annually.

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
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at March 31, 2024.
Revolving Credit Facility
Our revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions. At both March 31, 2024 and December 31, 2023, we had no balance outstanding. See Part I, Item 1 "Financial Statements—Note 9 to our Condensed Consolidated Financial Statements."
We are in compliance with all applicable covenants under the revolving credit facility at March 31, 2024.
Letters of Credit
We issue letters of credit either under our revolving credit facility or directly with financial institutions. We had $153 million and $256 million in letters of credit issued directly with financial institutions outstanding at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, these letters of credit, which mature on various dates through 2025, had weighted-average fees of approximately 135 basis points. See Part I, Item 1 "Financial Statements—Note 12 to our Condensed Consolidated Financial Statements."
Critical Accounting Policies and Estimates
Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have disclosed those estimates that we believe are critical and require complex judgment in their application in our 2023 Form 10-K, with an additional consideration below.
Guarantees
We enter into performance guarantees related to certain hotels we manage. We also enter into debt repayment and other guarantees with respect to certain unconsolidated hospitality ventures, certain hospitality venture partners, certain managed or franchised hotels, and indemnifications provided as a result of certain dispositions for liabilities incurred prior to sale. We record a liability for the fair value of these guarantees at their inception date. In order to estimate the fair value, we generally use either scenario-based weighting, which utilizes a Monte Carlo simulation or a probability-based weighting approach to model the probability of possible outcomes, or the with and without method under the income approach, which calculates the difference in present value of anticipated cash flows with and without the guarantee. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, volatility, hotel operating results, hotel property sales prices, and timing of expected cash flows. Our assumptions are based on our knowledge of the hospitality industry, market conditions, location of the property, contractual obligations, and likelihood of incurring costs related to claims for which we indemnify third parties, as well as other qualitative factors. See Part I, Item 1 "Financial Statements—Note 4 and Note 12 to our Condensed Consolidated Financial Statements."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk, primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At March 31, 2024, there have been no material changes to our market risk previously disclosed in response to Item 7A to Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Item 1A. Risk Factors.
At March 31, 2024, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A and Class B common stock on a settlement date basis during the quarter ended March 31, 2024:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
January 1 to January 31, 2024	145,154	$129.29	145,154	$1,142,272,834
February 1 to February 29, 2024	96,536	129.90	96,536	$1,129,732,492
March 1 to March 31, 2024	2,273,966	156.70	2,273,966	$773,402,883
Total	2,515,656	$154.09	2,515,656
(1)On December 18, 2019 and May 10, 2023, our board of directors approved expansions of our share repurchase program. Under each approval, we are authorized to purchase up to an additional $750 million and $1,055 million, respectively, of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase ("ASR") transaction. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the program may be suspended or discontinued at any time and does not have an expiration date. At March 31, 2024, we had approximately $773 million remaining under the share repurchase authorizations. On May 8, 2024, our board of directors authorized the repurchase of up to an additional $1 billion of our common stock. Following the authorization, we had approximately $1.8 billion remaining under the total share repurchase authorization.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
On May 8, 2024, we filed a Certificate of Retirement with the Secretary of State of the State of Delaware to retire 2,443,004 shares of Class B common stock, $0.01 par value per share, of the Company. Of the 2,443,004 shares of Class B common stock, 1,987,229 shares were converted into shares of Class A common stock, $0.01 par value per share, of the Company, in connection with the repurchase by the Company of 1,987,229 shares of Class B Common Stock from certain selling stockholders, and 455,775 shares were converted into shares of Class A common stock in connection with sales by certain selling stockholders into the public market pursuant to Rule 144 under the Securities Act of 1933, as amended. The Company's Amended and Restated Certificate of Incorporation

requires that any shares of Class B common stock that are converted into shares of Class A common stock be retired and may not be reissued.
Effective upon filing, the Certificate of Retirement amended the Amended and Restated Certificate of Incorporation of the Company to reduce the total authorized number of shares of capital stock of the Company by 2,443,004 shares. The total number of authorized shares of the Company is now 1,397,998,010, such shares consisting of 1,000,000,000 shares designated Class A common stock, 387,998,010 shares designated Class B common stock, and 10,000,000 shares designated Preferred Stock, par value $0.01 per share. A copy of the Certificate of Retirement is attached as part of Exhibit 3.1 hereto.

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

Hyatt Hotels Corporation

Date:	May 9, 2024	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Hyatt Hotels Corporation

Date:	May 9, 2024	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)