Form 10-Q
period 2024-06-30
Hyatt Hotels Corp
filed 2024-08-06
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At July 31, 2024, there were 44,928,893 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 55,390,830 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
REVENUES:
Base management fees	$100	$96	$198	$187
Incentive management fees	54	59	118	116
Franchise and other fees	121	91	221	174
Gross fees	275	246	537	477
Contra revenue	(16)	(12)	(29)	(22)
Net fees	259	234	508	455
Owned and leased	314	341	623	655
Distribution	278	275	597	603
Other revenues	10	71	45	159
Revenues for reimbursed costs	842	784	1,644	1,513
Total revenues	1,703	1,705	3,417	3,385
DIRECT AND GENERAL AND ADMINISTRATIVE EXPENSES:
General and administrative	117	134	286	289
Owned and leased	238	257	488	497
Distribution	234	226	508	484
Other direct costs	17	87	62	185
Transaction and integration costs	10	10	18	23
Depreciation and amortization	84	99	176	197
Reimbursed costs	853	789	1,689	1,538
Total direct and general and administrative expenses	1,553	1,602	3,227	3,213
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	4	17	28	35
Equity earnings (losses) from unconsolidated hospitality ventures	(30)	(1)	45	(3)
Interest expense	(40)	(31)	(78)	(64)
Gains (losses) on sales of real estate and other	350	—	753	—
Asset impairments	—	(5)	(17)	(7)
Other income (loss), net	28	12	82	67
Income before income taxes	462	95	1,003	200
Provision for income taxes	(103)	(27)	(122)	(74)
Net income	359	68	881	126
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$359	$68	$881	$126

EARNINGS PER CLASS A AND CLASS B SHARE:
Net income attributable to Hyatt Hotels Corporation—Basic	$3.55	$0.64	$8.64	$1.19
Net income attributable to Hyatt Hotels Corporation—Diluted	$3.46	$0.63	$8.42	$1.16

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$359	$68	$881	$126
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $(1) and $3 for the three and six months ended June 30, 2024, respectively, and $(1) for the three and six months ended June 30, 2023	(35)	19	(53)	34
Derivative instrument adjustments, net of tax of $(1) for the three and six months ended June 30, 2024 and June 30, 2023	1	1	1	2
Pension liabilities adjustments, net of tax of $— for the three and six months ended June 30, 2024 and June 30, 2023	(1)	—	(2)	—
Available-for-sale debt securities unrealized fair value adjustments, net of tax of $— and $1 for the three and six months ended June 30, 2024, respectively, and $— for the three and six months ended June 30, 2023	(1)	(3)	(4)	—
Other comprehensive income (loss)	(36)	17	(58)	36
Comprehensive income	323	85	823	162
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Hyatt Hotels Corporation	$323	$85	$823	$162

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,253	$881
Restricted cash	11	34
Short-term investments	704	15
Receivables, net of allowances of $49 and $50 at June 30, 2024 and December 31, 2023, respectively	866	883
Inventories	9	9
Prepaids and other assets	180	195
Prepaid income taxes	61	51
Assets held for sale	—	62
Total current assets	3,084	2,130
Equity method investments	279	211
Property and equipment, net	2,089	2,340
Financing receivables, net of allowances of $38 and $42 at June 30, 2024 and December 31, 2023, respectively	261	73
Operating lease right-of-use assets	336	369
Goodwill	2,272	3,205
Intangibles, net	1,561	1,670
Deferred tax assets	436	358
Other assets	2,439	2,477
TOTAL ASSETS	$12,757	$12,833
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,201	$751
Accounts payable	488	493
Accrued expenses and other current liabilities	468	468
Current contract liabilities	1,392	1,598
Accrued compensation and benefits	161	210
Current operating lease liabilities	34	41
Liabilities held for sale	—	17
Total current liabilities	3,744	3,578
Long-term debt	2,684	2,305
Long-term contract liabilities	789	1,759
Long-term operating lease liabilities	249	273
Other long-term liabilities	1,438	1,351
Total liabilities	8,904	9,266
Commitments and contingencies (see Note 12)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding at both June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 44,767,316 issued and outstanding at June 30, 2024, and Class B common stock, $0.01 par value per share, 387,533,899 shares authorized, 55,539,487 shares issued and outstanding at June 30, 2024. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 44,275,818 issued and outstanding at December 31, 2023, and Class B common stock, $0.01 par value per share, 390,751,535 shares authorized, 58,757,123 shares issued and outstanding at December 31, 2023	1	1
Additional paid-in capital	—	—
Retained earnings	4,082	3,738
Accumulated other comprehensive loss	(233)	(175)
Total stockholders' equity	3,850	3,564
Noncontrolling interests in consolidated subsidiaries	3	3
Total equity	3,853	3,567
TOTAL LIABILITIES AND EQUITY	$12,757	$12,833

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$881	$126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176	197
(Gains) losses on sales of real estate and other	(753)	—
Amortization of share awards	46	46
Amortization of operating lease right-of-use assets	19	19
Deferred income taxes	(90)	(27)
Asset impairments	17	7
Equity (earnings) losses from unconsolidated hospitality ventures	(45)	3
Contra revenue	29	22
Unrealized (gains) losses, net	2	(25)
Contingent consideration liability fair value adjustment	(11)	(1)
Working capital changes and other	148	4
Net cash provided by operating activities	419	371
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(1,013)	(230)
Proceeds from marketable securities and short-term investments	228	308
Contributions to equity method and other investments	(22)	(35)
Return of equity method and other investments	3	—
Acquisitions, net of cash acquired	(28)	(175)
Capital expenditures	(76)	(80)
Issuance of financing receivables	(85)	(20)
Proceeds from sales of real estate and other, net of cash disposed	687	—
Other investing activities	—	(6)
Net cash used in investing activities	(306)	(238)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of issuance costs of $14 and $0, respectively	830	—
Repurchases of common stock	(522)	(214)
Dividends paid	(31)	(16)
Repayments and repurchases of debt	(2)	(20)
Payment of withholding taxes for stock-based compensation	(40)	(13)
Other financing activities	2	—
Net cash provided by (used in) financing activities	237	(263)
Effect of exchange rate changes on cash	(4)	(6)
Net increase (decrease) in cash, cash equivalents, and restricted cash, including cash, cash equivalents, and restricted cash classified within current assets held for sale	346	(136)
Net change in cash, cash equivalents, and restricted cash classified as assets held for sale	3	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	349	(136)
Cash, cash equivalents, and restricted cash—Beginning of period	919	1,067
Cash, cash equivalents, and restricted cash—End of period	$1,268	$931

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

Supplemental disclosure of cash flow information:

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$1,253	$882
Restricted cash (1)	11	45
Restricted cash included in other assets (1)	4	4
Total cash, cash equivalents, and restricted cash	$1,268	$931

(1) Restricted cash generally represents collateral for certain obligations, escrow deposits, and other arrangements.

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash paid during the period for interest	$72	$57
Cash paid during the period for income taxes	$56	$84
Cash paid for amounts included in the measurement of operating lease liabilities	$22	$23
Non-cash investing and financing activities are as follows:
Change in accrued capital expenditures	$(1)	$6
Non-cash contributions to equity method and other investments (Note 4)	$35	$—
Non-cash issuance of financing receivables (Note 6)	$89	$—
Non-cash redemption of financing receivable	$—	$20
Non-cash right-of-use assets obtained in exchange for operating lease liabilities	$7	$8
Non-cash contingent consideration liability assumed in acquisition (Note 6)	$—	$107

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions of dollars, except share and per share amounts)
(Unaudited)

	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries	Total
	Class	Class	Class	Class
	A	B	A	B
BALANCE—January 1, 2023	47,482,787	58,917,749	$1	$—	$318	$3,622	$(242)	$3	$3,702
Total comprehensive income	—	—	—	—	—	58	19	—	77
Repurchases of common stock (1)	(1,018,931)	—	—	—	(98)	—	—	—	(98)
Liability for repurchases of common stock (2)	—	—	—	—	(8)	—	—	—	(8)
Employee stock plan issuance	13,925	—	—	—	1	—	—	—	1
Share-based payment activity	366,917	—	—	—	22	—	—	—	22
BALANCE—March 31, 2023	46,844,698	58,917,749	$1	$—	$235	$3,680	$(223)	$3	$3,696
Total comprehensive income	—	—	—	—	—	68	17	—	85
Repurchases of common stock (1)	(968,629)	—	—	—	(101)	—	—	—	(101)
Employee stock plan issuance	18,337	—	—	—	2	—	—	—	2
Share-based payment activity	8,193	—	—	—	19	—	—	—	19
Cash dividends declared of $0.15 per share (see Note 13)	—	—	—	—	—	(16)	—	—	(16)
BALANCE—June 30, 2023	45,902,599	58,917,749	$1	$—	$155	$3,732	$(206)	$3	$3,685

BALANCE—January 1, 2024	44,275,818	58,757,123	$1	$—	$—	$3,738	$(175)	$3	$3,567
Total comprehensive income	—	—	—	—	—	522	(22)	—	500
Repurchases of common stock (1)	(528,427)	(1,987,229)	—	—	(2)	(387)	—	—	(389)
Employee stock plan issuance	13,475	—	—	—	2	—	—	—	2
Share-based payment activity	635,482	—	—	—	—	(5)	—	—	(5)
Cash dividends declared of $0.15 per share (see Note 13)	—	—	—	—	—	(15)	—	—	(15)
Class share conversions	766,296	(766,296)	—	—	—	—	—	—	—
BALANCE—March 31, 2024	45,162,644	56,003,598	$1	$—	$—	$3,853	$(197)	$3	$3,660
Total comprehensive income	—	—	—	—	—	359	(36)	—	323
Repurchases of common stock (1)	(906,875)	—	—	—	(21)	(114)	—	—	(135)
Employee stock plan issuance	14,553	—	—	—	2	—	—	—	2
Share-based payment activity	32,883	—	—	—	19	—	—	—	19
Cash dividends declared of $0.15 per share (see Note 13)	—	—	—	—	—	(16)	—	—	(16)
Class share conversions	464,111	(464,111)	—	—	—	—	—	—	—
BALANCE—June 30, 2024	44,767,316	55,539,487	$1	$—	$—	$4,082	$(233)	$3	$3,853

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

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions of dollars, unless otherwise indicated)
(Unaudited)
1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries have offerings that consist of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential and vacation units. We also offer distribution and destination management services through ALG Vacations and a boutique and luxury global travel platform through Mr & Mrs Smith. At June 30, 2024, our hotel portfolio included 1,352 hotels, comprising 325,507 rooms throughout the world, of which 700 hotels are located in the United States, comprising 156,930 rooms, and 125 are all-inclusive resorts, comprising 42,749 rooms. At June 30, 2024, our portfolio of properties operated in 78 countries around the world. Additionally, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other trade names or marks owned by such hotels or licensed by third parties.
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

Transaction and Integration Costs—During the three months ended June 30, 2024, we presented a new financial statement line item to provide enhanced visibility on our condensed consolidated statements of income and reclassified prior-period results for comparability. Transaction and integration costs include the following:
•integration costs, which were previously recognized in integration costs and include expenses incurred related to the integration of recently acquired businesses, including certain compensation expenses, professional fees, sales and marketing expenses, and technology expenses;
•transaction costs for pending transactions, primarily related to professional fees incurred for acquisitions and dispositions, which were previously recognized in general and administrative expenses; and
•transaction costs for completed transactions, primarily related to professional fees incurred for acquisitions, which were previously recognized in other income (loss), net. Transaction costs for completed dispositions are recognized in gains (losses) on sales of real estate and other.
Segment Realignment—During the six months ended June 30, 2024, we realigned our reportable segments to align with our business strategy, the organizational changes for certain members of our leadership team, and the manner in which our chief operating decision maker ("CODM") assesses performance and makes decisions regarding the allocation of resources. The segment realignment had no impact on our condensed consolidated financial position or results of operations. Prior-period segment results have been recast to reflect our new reportable segments. See Note 16 for a summary of our revised reportable segments and summarized consolidated financial information by segment.
In conjunction with the segment realignment, certain financial statement line item descriptions were revised within our condensed consolidated statements of income. With the exception of the new transaction and integration costs financial statement line item described above, the composition of the accounts within these financial statement line items remains unchanged. The changes include:

New financial statement line item	Previously-used financial statement line item
Owned and leased revenues	Owned and leased hotels revenues
Franchise and other fee revenues	Franchise, license, and other fee revenues
Revenues for reimbursed costs	Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties
General and administrative expenses (1), (2)	Selling, general, and administrative expenses
Integration costs (2)	Selling, general, and administrative expenses
Owned and leased expenses	Owned and leased hotels expenses
Reimbursed costs	Costs incurred on behalf of managed and franchised properties
(1) Excludes integration costs.
(2) Transaction and integration costs are now presented within a new financial statement line item as described above, transaction and integration costs.
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
2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Summary of Significant Accounting Policies
Our significant accounting policies are detailed in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 2 to our Consolidated Financial Statements" within our 2023 Form 10-K. During the six months ended June 30, 2024, we completed a restructuring of the entity that owns the Unlimited Vacation Club paid membership program business and sold 80% of the entity to an unrelated third party for $80 million. As a result of the transaction, we deconsolidated the entity as we no longer have a controlling financial interest and accounted for our remaining 20% ownership interest as an equity method investment in an unconsolidated hospitality venture (the "UVC Transaction"). For additional information about the UVC Transaction, see Note 4. Our accounting policies have been updated as follows:
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
Adopted Accounting Standards
Reference Rate Reform—In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2020-04 ("ASU 2020-04"), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions that we can elect to adopt, subject to meeting certain criteria, regarding contract modifications, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued Accounting Standards Update No. 2022-06 ("ASU 2022-06"), Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 was effective upon issuance and defers the sunset date of Topic 848 by two years, extending the provisions of ASU 2020-04 through December 31, 2024. During the year ended December 31, 2023, we adopted the provisions of ASU 2020-04. We amended certain LIBOR-based contracts during both the six months ended June 30, 2024 and the year ended December 31, 2023. ASU 2020-04 did not materially impact our condensed consolidated financial statements upon adoption.
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
Contract Balances
Contract assets, included in receivables, net on our condensed consolidated balance sheets, were $2 million and insignificant at June 30, 2024 and December 31, 2023, respectively. As our profitability hurdles are generally calculated on a full-year basis, we expect our contract assets to be insignificant at year end.
Contract liabilities were comprised of the following:

	June 30, 2024	December 31, 2023
Deferred revenue related to the loyalty program	$1,266	$1,130
Deferred revenue related to distribution and destination management services	628	719
Advanced deposits	64	57
Deferred revenue related to co-branded credit card programs	60	49
Initial fees received from franchise owners	45	45
Deferred revenue related to insurance programs	30	75
Deferred revenue related to the paid membership program (1)	—	1,204
Other deferred revenue	88	78
Total contract liabilities	$2,181	$3,357
(1) The change from December 31, 2023 is due to balances written off to gains (losses) on sales of real estate and other on our condensed consolidated statements of income during the six months ended June 30, 2024 as a result of the UVC Transaction (see Note 4).

Revenue recognized during the three months ended June 30, 2024 and June 30, 2023 included in the contract liabilities balance at the beginning of each year was $227 million and $220 million, respectively. Revenue recognized during the six months ended June 30, 2024 and June 30, 2023 included in the contract liabilities balance at the beginning of each year was $850 million and $874 million, respectively. This revenue primarily relates to distribution and destination management services and the loyalty program.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $120 million at June 30, 2024, approximately 15% of which we expect to recognize over the next 12 months, with the remainder to be recognized thereafter.
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
Equity Method Investments
Equity method investments were $279 million and $211 million at June 30, 2024 and December 31, 2023, respectively.
During both the three and six months ended June 30, 2024, we recognized $10 million of impairment charges, primarily related to one of our unconsolidated hospitality ventures in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income as the estimated fair value was less than the carrying value, and the impairment was deemed other than temporary. The assumptions and judgments used in determining the fair value are classified as Level Three in the fair value hierarchy. During both the three and six months ended June 30, 2023, we did not recognize any impairment charges on our equity method investments.

Unconsolidated hospitality venture in India—During the year ended December 31, 2023, one of our unconsolidated hospitality ventures in India publicly filed a draft red herring prospectus with the Securities and Exchange Board of India in conjunction with a proposed initial public offering ("IPO") of equity shares, subject to market conditions and regulatory approvals. On February 28, 2024, our unconsolidated hospitality venture completed its IPO on the BSE Limited and National Stock Exchange of India Limited stock exchanges and issued 50,000,000 equity shares. Both prior and subsequent to the IPO, we hold 86,251,192 equity shares in the entity. At June 30, 2024, the aggregate value of our equity shares was $438 million based on the price per share of the principal market.
As a result of the IPO, our ownership interest in the unconsolidated hospitality venture was diluted from 50.0% to 38.8%. As we maintain the ability to significantly influence the operations of the entity, we recorded an increase to our equity method investment and recognized a $79 million non-cash pre-tax dilution gain in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income during the six months ended June 30, 2024.
UVC Transaction—During the six months ended June 30, 2024, we completed the UVC Transaction and accounted for the sale of our controlling financial interest in the entity as a business disposition. We received $41 million of proceeds, net of $39 million of cash disposed; recorded a $20 million equity method investment representing the fair value of our retained investment in the entity; and recorded $86 million of guarantee liabilities as described below. The transaction resulted in a $231 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income during the six months ended June 30, 2024. We will continue to manage the Unlimited Vacation Club business under a long-term management agreement and license and royalty agreement. The operating results of the Unlimited Vacation Club business prior to the UVC Transaction are reported within our distribution segment.
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
Additionally, we agreed to indemnify the unconsolidated hospitality venture, the primary obligor to the foreign taxing authorities, for obligations the entity may incur as a result of uncertain tax positions. Following the transaction, we accounted for the indemnification as a guarantee. We derecognized the long-term income taxes payable related to the uncertain tax positions and recorded a $61 million guarantee liability at fair value in other long-term liabilities on our condensed consolidated balance sheet. The fair value of the indemnification was estimated using a probability-based weighting approach to determine the likelihood of payment of the tax liability, penalties, and interest related to the 2013 through 2018 tax years. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, and expected timing of cash flows, which are primarily Level Three assumptions. At June 30, 2024, the indemnification for open tax years had a maximum exposure of $78 million.
The entity that owns the Unlimited Vacation Club business is classified as a VIE in which we hold a variable interest but are not the primary beneficiary, and we account for our common ownership interest as an equity method investment. At June 30, 2024, we had $8 million and $77 million recorded in equity method investments and other long-term liabilities (see Note 10), respectively, on our condensed consolidated balance sheet related to this unconsolidated VIE. At June 30, 2024, our maximum exposure to loss was $156 million, which includes the carrying amount of our equity method investment and the maximum exposure under the aforementioned guarantee and indemnification (see Note 12).
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

Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value on our condensed consolidated balance sheets, were as follows:

	June 30, 2024	December 31, 2023
Loyalty program (Note 8)	$851	$807
Deferred compensation plans held in rabbi trusts (Note 8 and Note 10)	529	489
Captive insurance company (Note 8)	121	94
Total marketable securities held to fund operating programs	$1,501	$1,390
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents and short-term investments	(297)	(320)
Marketable securities held to fund operating programs included in other assets	$1,204	$1,070
At June 30, 2024 and December 31, 2023, marketable securities held to fund operating programs included:
•$471 million and $330 million, respectively, of available-for-sale ("AFS") debt securities with contractual maturity dates ranging from 2024 through 2069. The amortized cost of our AFS debt securities approximates fair value;
•$25 million, in both periods, of time deposits classified as held-to-maturity ("HTM") debt securities with a contractual maturity date in 2025. The amortized cost of our time deposits approximates fair value;
•$17 million and $15 million, respectively, of equity securities with a readily determinable fair value.
Net unrealized and realized gains (losses) from marketable securities held to fund operating programs recognized on our condensed consolidated financial statements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$2	$14	$24	$31
Revenues for reimbursed costs (2)	—	6	11	15
Other income (loss), net (Note 18)	1	(1)	1	5
Other comprehensive income (loss) (Note 13)	(2)	(3)	(6)	—

Realized gains, net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$2	$3	$4	$4
Revenues for reimbursed costs (2)	1	2	2	2
(1) Unrealized and realized gains recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts are offset by amounts recognized in general and administrative expenses and owned and leased expenses with no impact on net income.
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

Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at cost or fair value, depending on the nature of the investment, on our condensed consolidated balance sheets, were as follows:

	June 30, 2024	December 31, 2023
Interest-bearing money market funds	$443	$284
Common shares in Playa N.V. (Note 8)	102	105
Time deposits (1)	697	11
Total marketable securities held for investment purposes	$1,242	$400
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(1,139)	(294)
Marketable securities held for investment purposes included in other assets	$103	$106
(1) Time deposits have contractual maturities on various dates through 2025. The amortized cost of our time deposits approximates fair value.
We hold common shares in Playa Hotels & Resorts N.V. ("Playa N.V."), which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. We did not sell any of these common shares during the six months ended June 30, 2024 or June 30, 2023. Net unrealized gains (losses) recognized on our condensed consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other income (loss), net (Note 18)	$(16)	$(17)	$(3)	$20
Fair Value—We measure marketable securities at fair value on a recurring basis:

	June 30, 2024	Cash and cash equivalents	Short-term investments	Other assets
Level One—Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$703	$703	$—	$—
Mutual funds and exchange-traded funds	536	—	—	536
Common shares	112	—	—	112
Level Two—Significant Other Observable Inputs
Time deposits	722	29	667	26
U.S. government obligations	313	—	9	304
U.S. government agencies	23	—	—	23
Corporate debt securities	279	—	28	251
Mortgage-backed securities	23	—	—	23
Asset-backed securities	28	—	—	28
Municipal and provincial notes and bonds	4	—	—	4
Total	$2,743	$732	$704	$1,307

	December 31, 2023	Cash and cash equivalents	Short-term investments	Other assets
Level One—Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$599	$599	$—	$—
Mutual funds and exchange-traded funds	495	—	—	495
Common shares	114	—	—	114
Level Two—Significant Other Observable Inputs
Time deposits	36	—	10	26
U.S. government obligations	250	—	—	250
U.S. government agencies	37	—	—	37
Corporate debt securities	212	—	5	207
Mortgage-backed securities	19	—	—	19
Asset-backed securities	24	—	—	24
Municipal and provincial notes and bonds	4	—	—	4
Total	$1,790	$599	$15	$1,176
During the six months ended June 30, 2024 and June 30, 2023, there were no transfers between levels of the fair value hierarchy. We do not have nonfinancial assets or nonfinancial liabilities required to be measured at fair value on a recurring basis.
Other Investments
HTM Debt Securities—We hold investments in third-party entities associated with certain of our hotels. The investments are redeemable on various dates through 2062 and recorded as HTM debt securities within other assets on our condensed consolidated balance sheets:

	June 30, 2024	December 31, 2023
HTM debt securities	$50	$53
Less: allowance for credit losses	(9)	(13)
Total HTM debt securities, net of allowances	$41	$40
The following table summarizes the activity in our HTM debt securities allowance for credit losses:

	2024	2023
Allowance at January 1	$13	$31
Provisions, net (1)	—	1
Allowance at March 31	$13	$32
Provisions (reversals), net (1)	(2)	1
Write-offs	(2)	(3)
Allowance at June 30	$9	$30

(1) Provisions for credit losses were partially or fully offset by interest income recognized in the same periods (see Note 18).
We estimated the fair value of these HTM debt securities to be approximately $43 million and $41 million at June 30, 2024 and December 31, 2023, respectively. The fair values of our investments in preferred shares, which are classified as Level Three in the fair value hierarchy, are estimated using internally-developed discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value. The remaining HTM debt securities are classified as Level Two in the fair value hierarchy due to the use and weighting of multiple market inputs being considered in the final price of the security.
Convertible Debt Security—During the six months ended June 30, 2023, we invested in a $30 million convertible debt security associated with a franchised property, which is classified as AFS and recorded in other assets on our condensed consolidated balance sheets. The investment has a contractual maturity date in 2029. The convertible debt investment is remeasured at fair value on a recurring basis and is classified as Level Three in the fair value hierarchy. We estimated the fair value of this investment to be $40 million and $39 million at June 30, 2024 and December 31, 2023, respectively. The fair value is estimated using a discounted future cash flow model, and the primary sensitivity in the model is the selection of an appropriate discount rate. Fluctuations in our assumptions could result in different estimates of fair value. Net unrealized gains recognized on our condensed consolidated financial statements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other comprehensive income (loss) (Note 13)	$1	$—	$1	$—
Equity Securities Without a Readily Determinable Fair Value—At June 30, 2024 and December 31, 2023, we held $17 million and $16 million, respectively, of investments in equity securities without a readily determinable fair value, which are recorded within other assets on our condensed consolidated balance sheets and represent investments in entities where we do not have the ability to significantly influence the operations of the entity.
5.    RECEIVABLES
Receivables
At June 30, 2024 and December 31, 2023, we had $866 million and $883 million, respectively, of net receivables recorded on our condensed consolidated balance sheets.
The following table summarizes the activity in our receivables allowance for credit losses:

	2024	2023
Allowance at January 1	$50	$63
Provisions, net	3	3
Write-offs	(2)	(3)
Allowance at March 31	$51	$63
Write-offs	(2)	(1)
Reversals, net	—	(7)
Allowance at June 30	$49	$55
Financing Receivables

	June 30, 2024	December 31, 2023
Unsecured financing to hotel owners	$199	$137
Secured financing to hotel owners (1)	130	—
Total financing receivables	$329	$137
Less: current portion of financing receivables, included in receivables, net	(30)	(22)
Less: allowance for credit losses (2)	(38)	(42)
Total long-term financing receivables, net of allowances	$261	$73
(1) Comprised of loans, including an $85 million loan purchased and a 41 million Swiss Francs ("CHF") financing receivable issued in conjunction with the sale of Park Hyatt Zurich (see Note 6) during the three months ended June 30, 2024.

(2) At June 30, 2024, there was no allowance for credit losses recorded for secured financing to hotel owners.

Allowance for Credit Losses—The following table summarizes the activity in our unsecured financing receivables allowance for credit losses:

	2024	2023
Allowance at January 1	$42	$44
Reversals, net	(1)	(1)
Foreign currency exchange, net	(1)	—
Allowance at March 31	$40	$43
Write-offs	(3)	(2)
Provisions (reversals), net	1	(1)
Allowance at June 30	$38	$40
Credit Monitoring—Our unsecured financing receivables were as follows:

	June 30, 2024
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$191	$(35)	$156	$21
Other financing arrangements	8	(3)	5	—
Total unsecured financing receivables	$199	$(38)	$161	$21

	December 31, 2023
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$128	$(39)	$89	$22
Other financing arrangements	9	(3)	6	—
Total unsecured financing receivables	$137	$(42)	$95	$22
Fair Value—We estimated the fair value of financing receivables to be approximately $320 million and $133 million at June 30, 2024 and December 31, 2023, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using discounted future cash flow models. The principal inputs used are projected future cash flows and the discount rate, which is generally the effective interest rate of the loan.
6.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
me and all hotels—During the three months ended June 30, 2024, we acquired the me and all hotels brand name from an unrelated third party for approximately $28 million, inclusive of closing costs. Upon completion of the asset acquisition, we recorded an indefinite-lived brand intangible within intangibles, net on our condensed consolidated balance sheet (see Note 7).
Mr & Mrs Smith—During the three months ended June 30, 2023, we acquired 100% of the outstanding shares of Smith Global Limited, doing business as Mr & Mrs Smith, in a business combination through a locked box structure. The enterprise value of £53 million was subject to customary adjustments related to indebtedness and net working capital as of the locked box date, as well as a value accrual representing the economic value from the locked box date through the acquisition date.
We closed on the transaction on June 2, 2023 and paid cash of £58 million (approximately $72 million using exchange rates as of the acquisition date).
Net assets acquired were determined as follows:

Cash paid, net of cash acquired	$50
Cash acquired	22
Net assets acquired	$72

The acquisition includes technology related to a boutique and luxury global travel platform, brand name, and relationships with affiliated hotel owners. Following the acquisition date, fee revenues and operating expenses of Mr & Mrs Smith were recognized on our condensed consolidated statements of income and were insignificant for the period from the acquisition date through June 30, 2023.
Our condensed consolidated balance sheets at both June 30, 2024 and December 31, 2023 reflect estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired were estimated using discounted future cash flow models, the relief from royalty method, or a cost-based approach. Depending on the valuation method, these estimates include revenue projections based on long-term growth rates, expected attrition, historical cost information, and/or an obsolescence factor, all of which are primarily Level Three assumptions. The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
During the three months ended June 30, 2024, the fair values of certain assets acquired and liabilities assumed were finalized, which resulted in insignificant measurement period adjustments.
The following table summarizes the fair value of the identifiable net assets acquired at the acquisition date:

Cash and cash equivalents	$22
Receivables	6
Prepaids and other assets	1
Goodwill (1)	38
Indefinite-lived intangibles (2)	12
Customer relationships intangibles (3)	12
Other intangibles (4)	16
Total assets acquired	$107

Accounts payable	$1
Accrued expenses and other current liabilities	5
Current contract liabilities	19
Long-term contract liabilities	3
Other long-term liabilities	7
Total liabilities assumed	$35
Total net assets acquired attributable to Hyatt Hotels Corporation	$72
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
During both the three and six months ended June 30, 2023, we recognized $4 million of transaction costs, primarily related to financial advisory and legal fees, in transaction and integration costs on our condensed consolidated statements of income.
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
Our condensed consolidated balance sheets at both June 30, 2024 and December 31, 2023 reflect estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired were estimated using either discounted future cash flow models or the relief from royalty method, both of which include revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three assumptions. The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
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
During the three and six months ended June 30, 2023, we recognized an insignificant amount and $7 million, respectively, of transaction costs, primarily related to regulatory, financial advisory, and legal fees, in transaction and integration costs on our condensed consolidated statements of income.
Dispositions
Park Hyatt Zurich—During the three months ended June 30, 2024, we sold Park Hyatt Zurich to an unrelated third party and accounted for the transaction as an asset disposition. We received proceeds of CHF 220 million (approximately $244 million), net of closing costs and proration adjustments, and issued a CHF 41 million (approximately $45 million) secured financing receivable with an initial maturity date of five years (see Note 5).

Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $257 million pre-tax gain, including the reclassification of $6 million of currency translation gains from accumulated other comprehensive loss (see Note 13), which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income during the three months ended June 30, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Hyatt Regency San Antonio Riverwalk—During the three months ended June 30, 2024, we sold Hyatt Regency San Antonio Riverwalk to an unrelated third party for $226 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $100 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income during the three months ended June 30, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Hyatt Regency Green Bay—During the three months ended June 30, 2024, we sold Hyatt Regency Green Bay to an unrelated third party for $3 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term franchise agreement for the property. The sale resulted in a $4 million pre-tax loss, which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income during the three months ended June 30, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Hyatt Regency Aruba Resort Spa and Casino—During the six months ended June 30, 2024, we sold the shares of the entities that own Hyatt Regency Aruba Resort Spa and Casino to an unrelated third party and accounted for the transaction as an asset disposition. We received $173 million of proceeds, net of cash disposed, closing costs, and proration adjustments, and issued a $41 million unsecured financing receivable with an initial maturity date of five years (see Note 5). Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $172 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income during the six months ended June 30, 2024. In connection with the disposition, we recognized a $15 million goodwill impairment charge in asset impairments on our condensed consolidated statements of income during the six months ended June 30, 2024. The assets disposed represented the entirety of the reporting unit and therefore, no business operations remained to support the related goodwill, which was therefore impaired. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment. At December 31, 2023, we classified the assets and liabilities as held for sale on our condensed consolidated balance sheet.
7.    INTANGIBLES, NET

		June 30, 2024
	Weighted- average useful lives in years	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	15	$902	$(283)	$619
Brand and other indefinite-lived intangibles	—	635	—	635
Customer relationships intangibles	10	410	(128)	282
Other intangibles	11	32	(7)	25
Total		$1,979	$(418)	$1,561

	December 31, 2023
	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	$906	$(248)	$658
Brand and other indefinite-lived intangibles	608	—	608
Customer relationships intangibles	620	(243)	377
Other intangibles	33	(6)	27
Total	$2,167	$(497)	$1,670

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense	$31	$45	$67	$89
8.    OTHER ASSETS

	June 30, 2024	December 31, 2023
Management and hotel services agreement and franchise agreement assets constituting payments to customers (1)	$906	$896
Marketable securities held to fund the loyalty program (Note 4)	594	495
Marketable securities held to fund rabbi trusts (Note 4)	529	489
Common shares in Playa N.V. (Note 4)	102	105
Long-term investments (Note 4)	99	96
Marketable securities held for captive insurance company (Note 4)	81	86
Deferred costs related to the paid membership program	—	194
Other	128	116
Total other assets	$2,439	$2,477
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.
9.    DEBT
At June 30, 2024 and December 31, 2023, we had $3,885 million and $3,056 million, respectively, of total debt, which included $1,201 million and $751 million, respectively, recorded in current maturities of long-term debt on our condensed consolidated balance sheets.
Senior Notes—During the three months ended June 30, 2024, we issued $450 million of 5.250% senior notes due 2029 (the "2029 Notes") at an issue price of 99.496% and $350 million of 5.500% senior notes due 2034 (the "2034 Notes") at an issue price of 98.860%. We received approximately $786 million of net proceeds from the sale, after deducting $14 million of underwriting discounts and other offering expenses. We temporarily invested the net proceeds from the issuance in marketable securities (see Note 4), and we intend to use the net proceeds to repay the outstanding balance on our $750 million of 1.800% senior notes due 2024 (the "2024 Notes") at or prior to maturity and for general corporate purposes. Interest is payable semi-annually on June 30 and December 30 of each year.
During the six months ended June 30, 2023, we repurchased $18 million of our senior notes due 2023 in the open market.
Term Loan—During the three months ended June 30, 2024, we entered into a credit agreement with Bank of America to correspond with the total amount of the secured financing receivable we issued to the buyer in conjunction with the sale of Park Hyatt Zurich (see Note 6) for a CHF 41 million (approximately $45 million outstanding at June 30, 2024) variable rate term loan, which matures in 2029.
Revolving Credit Facility—During the six months ended June 30, 2024 and June 30, 2023, we had no borrowings or repayments on our revolving credit facility in effect for each of the respective periods. At both June 30, 2024 and December 31, 2023, we had no balance outstanding. At June 30, 2024, we had $1,496 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding.
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
•$450 million of 5.375% senior notes due 2025
•$400 million of 4.850% senior notes due 2026
•$600 million of 5.750% senior notes due 2027

•$400 million of 4.375% senior notes due 2028
•$450 million of 5.250% senior notes due 2029
•$450 million of 5.750% senior notes due 2030
•$350 million of 5.500% senior notes due 2034
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

	June 30, 2024
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$3,904	$3,878	$—	$3,809	$69
(1) Excludes $5 million of finance lease obligations and $24 million of unamortized discounts and deferred financing fees.

	December 31, 2023
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$3,063	$3,062	$—	$3,032	$30
(2) Excludes $6 million of finance lease obligations and $13 million of unamortized discounts and deferred financing fees.
10.    OTHER LONG-TERM LIABILITIES

	June 30, 2024	December 31, 2023
Deferred compensation plans funded by rabbi trusts (Note 4)	$529	$489
Income taxes payable	389	407
Guarantee liabilities (Note 12)	224	142
Contingent consideration liability (Note 12)	104	115
Self-insurance liabilities (Note 12)	78	73
Deferred income taxes (Note 11)	46	66
Other	68	59
Total other long-term liabilities	$1,438	$1,351
11.    TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Provision for income taxes	$103	$27	$122	$74
The increase in the provision for income taxes during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was driven by the sales of Park Hyatt Zurich and Hyatt Regency San Antonio Riverwalk as well as a tax liability and an uncertain tax position recorded in 2024 related to a prior foreign tax filing position. The increase in the provision for income taxes during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was driven by the aforementioned sales as well as the earnings impact from both the sale of Hyatt Regency Aruba Resort Spa and Casino and the UVC Transaction, offset by a non-cash tax benefit as a result of the release of a valuation allowance on certain foreign deferred tax assets in 2024.
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
The Tax Court issued an opinion on October 2, 2023 related to the aforementioned case and determined that the Company must recognize approximately $12 million in net taxable income for the tax years 2009 through 2011, but that the Company need not recognize approximately $228 million in net taxable income that preceded 2009. The Company is evaluating the Tax Court's decision and potential appeal options. In order to appeal the Tax Court's ruling, the Company would be required to pay the tax liability and interest related to the 2009 through 2011 tax years as determined by the Tax Court, which is estimated to be $2 million. If the Company were to appeal and the Tax Court's opinion is upheld on appeal, the estimated income tax payment due for the subsequent years 2012 through 2024 is $254 million, including $38 million of estimated interest, net of federal benefit. We believe we have an adequate uncertain tax liability recorded in accordance with Accounting Standards Codification 740, Income Taxes, for this matter and believe that the ultimate outcome of this matter will not have a material effect on our consolidated financial position, results of operations, or liquidity.
At June 30, 2024 and December 31, 2023, total unrecognized tax benefits recorded in other long-term liabilities on our condensed consolidated balance sheets were $312 million and $301 million, respectively, of which $106 million and $120 million, respectively, would impact the effective tax rate, if recognized. While it is reasonably possible that the amount of uncertain tax benefits associated with the U.S. treatment of the loyalty program could significantly change within the next 12 months, at this time, we are not able to estimate the range by which the reasonably possible outcomes of the pending litigation could impact our uncertain benefits within the next 12 months.
Through a prior acquisition, we assumed an assessment of additional corporate income tax primarily related to disallowed deductions taken on historical tax returns from the Mexican tax authorities that was in process of being appealed. During the three months ended June 30, 2024, our request for appeal to a higher court for this matter was denied, and the assessment was finalized. At June 30, 2024, we had a $20 million tax liability recorded in other long-term liabilities on our condensed consolidated balance sheet in connection with this matter. Our filing position for the additional tax years and matters assessed is more likely than not to be sustained. As the tax benefit that is more than 50% likely of being realized upon settlement is zero, we recorded a $14 million uncertain tax liability in other long-term liabilities on our condensed consolidated balance sheet at June 30, 2024.
Further, the Mexican tax authorities disallowed credits taken on historical tax returns and applied value added taxes to certain transactions. In accordance with Accounting Standards Codification 450, Contingencies, we have not recorded a liability associated with the additional value added tax as we do not believe a loss is probable. At June 30, 2024, our maximum exposure is not expected to exceed $13 million.
12.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety and other bonds, and letter of credit agreements.
Commitments—At June 30, 2024, we are committed, under certain conditions, to lend, provide certain consideration to, or invest in various business ventures up to $546 million, net of any related letters of credit.
Performance Guarantees—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. Except as described below, at June 30, 2024, our performance guarantees had $101 million of remaining maximum exposure and expire between 2024 and 2042.
Through acquisitions, we acquired certain management and hotel services agreements with performance guarantees based on annual performance levels and with expiration dates between 2027 and 2045. Contract terms within certain management and hotel services agreements limit our exposure, and therefore, we are unable to reasonably estimate our maximum potential future payments.
At June 30, 2024 and December 31, 2023, we had $89 million and $99 million, respectively, of total performance guarantee liabilities, which included $85 million and $91 million, respectively, recorded in other long-term liabilities and $4 million and $8 million, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.

Additionally, we enter into certain management and hotel services agreements where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the contract. At June 30, 2024 and December 31, 2023, we had $3 million and an insignificant amount, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to these performance cure payments.
Debt Repayment Guarantees—We enter into various debt repayment guarantees in order to assist third-party owners, franchisees, and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Geographical region	Maximum potential future payments (1)	Maximum exposure net of recoverability from third parties (1)	Other long-term liabilities recorded at June 30, 2024	Other long-term liabilities recorded at December 31, 2023	Year of guarantee expiration (2)
United States (3), (4)	$138	$41	$45	$30	various, through 2027
All foreign (3)	56	33	17	21	various, through 2034
Total	$194	$74	$62	$51
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
At June 30, 2024, we are not aware, nor have we received any notification, that our third-party owners, franchisees, or unconsolidated hospitality ventures are not current on their debt service obligations where we have provided a debt repayment guarantee.
Other Guarantees—We may be obligated to fund up to $148 million related to certain guarantees as a result of the UVC Transaction (see Note 4). At June 30, 2024, we had $77 million of guarantee liabilities recorded in other long-term liabilities on our condensed consolidated balance sheet associated with these guarantees.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $236 million and $148 million at June 30, 2024 and December 31, 2023, respectively. Based on the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Contingent Consideration Fair Value—We may pay up to an additional $175 million of contingent consideration through 2028 as a result of our acquisition of Dream Hotel Group (see Note 6). At June 30, 2024, we had $174 million of potential future consideration remaining. The contingent consideration liability, which is remeasured at fair value on a recurring basis and is classified as Level Three in the fair value hierarchy, is recorded in other long-term liabilities on our condensed consolidated balance sheets. The following table summarizes the change in fair value recognized in other income (loss), net on our condensed consolidated statements of income:

	2024	2023
Fair value at January 1	$115	$—
Fair value as of acquisition date (Note 6)	—	107
Change in fair value (Note 18)	(4)	—
Fair value at March 31	$111	$107
Change in fair value (Note 18)	(7)	(1)
Fair value at June 30 (Note 10)	$104	$106
Insurance—We obtain insurance for potential losses from general liability, property, automobile, aviation, environmental, workers' compensation, employment practices, crime, cyber, and other miscellaneous risks. A portion of these risks is retained through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance company to be paid within 12 months are $44 million and $41 million at June 30, 2024 and December 31, 2023, respectively, and are recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Reserves for losses in our captive insurance company to be paid in future periods are $78 million and $73 million at June 30, 2024 and December 31, 2023, respectively, and are recorded in other long-term liabilities on our condensed consolidated balance sheets (see Note 10).
Collective Bargaining Agreements—At June 30, 2024, approximately 21% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between various unions and us. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety and Other Bonds—Surety and other bonds issued on our behalf were $246 million at June 30, 2024 and primarily relate to our insurance programs, litigation, taxes, licenses, liens, and utilities for our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at June 30, 2024 were $105 million, which primarily relate to our ongoing operations, collateral for customer deposits associated with ALG Vacations, collateral for estimated insurance claims, and securitization of our performance under certain debt repayment guarantees, which are only called on if the borrower defaults on its obligations. Of the letters of credit outstanding, $4 million reduces the available capacity under our revolving credit facility (see Note 9).
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
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recorded a liability in connection with this matter. At June 30, 2024, our maximum exposure is not expected to exceed $19 million.

13.    EQUITY
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax impacts, were as follows:

	Balance at April 1, 2024	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at June 30, 2024
Foreign currency translation adjustments (1)	$(174)	$(29)	$(6)	$(209)
AFS debt securities unrealized fair value adjustments	1	(1)	—	—
Pension liabilities adjustments (1)	(1)	—	(1)	(2)
Derivative instrument adjustments (2)	(23)	—	1	(22)
Accumulated other comprehensive loss	$(197)	$(30)	$(6)	$(233)
(1) The amount reclassified from accumulated other comprehensive loss included realized gains recognized in gains (losses) on sales of real estate and other related to the sale of Park Hyatt Zurich (see Note 6).

(2) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks.
	Balance at January 1, 2024	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at June 30, 2024
Foreign currency translation adjustments (3)	$(156)	$(50)	$(3)	$(209)
AFS debt securities unrealized fair value adjustments	4	(4)	—	—
Pension liabilities adjustment (4)	—	—	(2)	(2)
Derivative instrument adjustments (5)	(23)	(1)	2	(22)
Accumulated other comprehensive loss	$(175)	$(55)	$(3)	$(233)
(3) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in equity earnings (losses) from unconsolidated hospitality ventures related to the dilution of our ownership interest in an unconsolidated hospitality venture in India (see Note 4) and realized gains recognized in gains (losses) on sales of real estate and other related to the sale of Park Hyatt Zurich (see Note 6).

(4) The amount reclassified from accumulated other comprehensive loss primarily included realized gains recognized in gains (losses) on sales of real estate and other related to the UVC Transaction (see Note 4) and the sale of Park Hyatt Zurich (see Note 6).
(5) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks. We expect to reclassify $5 million of losses, net of insignificant tax impacts, over the next 12 months.

	Balance at April 1, 2023	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at June 30, 2023
Foreign currency translation adjustments	$(187)	$19	$—	$(168)
AFS debt securities unrealized fair value adjustments	(8)	(3)	—	(11)
Derivative instrument adjustments (6)	(28)	—	1	(27)
Accumulated other comprehensive loss	$(223)	$16	$1	$(206)
(6) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks.

	Balance at January 1, 2023	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at June 30, 2023
Foreign currency translation adjustments	$(202)	$34	$—	$(168)
AFS debt securities unrealized fair value adjustments	(11)	—	—	(11)
Derivative instrument adjustments (7)	(29)	—	2	(27)
Accumulated other comprehensive loss	$(242)	$34	$2	$(206)
(7) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks.
Share Repurchases—On December 18, 2019, May 10, 2023, and May 8, 2024, our board of directors authorized repurchases of up to $750 million, $1,055 million, and $1,000 million, respectively, of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction, at prices we deem appropriate and subject to market conditions, applicable law, and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A and Class B common stock. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock, and the program may be suspended or discontinued at any time. At June 30, 2024, we had $1,639 million remaining under the total share repurchase authorization.
During the six months ended June 30, 2024, we repurchased 3,422,531 shares of Class A and Class B common stock. The shares of common stock were repurchased at a weighted-average price of $152.51 per share for an aggregate purchase price of $522 million, excluding insignificant related expenses. The shares of Class A common stock repurchased in the open market were retired and returned to the status of authorized and unissued shares, while the shares of Class B common stock repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares retired (see Note 15).
During the six months ended June 30, 2023, we repurchased 1,987,560 shares of Class A common stock. The shares of common stock were repurchased at a weighted-average price of $107.94 per share for an aggregate purchase price of $214 million, excluding insignificant related expenses. The shares repurchased included the repurchase of 106,116 shares for $9 million, which was initiated prior to December 31, 2022, but settled during the six months ended June 30, 2023.
Dividend—The following tables summarize dividends declared to Class A and Class B stockholders of record:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Class A common stock	$8	$7	$14	$7
Class B common stock	8	9	17	9
Total cash dividends declared	$16	$16	$31	$16

Date declared	Dividend per share amount for Class A and Class B	Date of record	Date paid
February 14, 2024	$0.15	February 28, 2024	March 12, 2024
May 9, 2024	$0.15	May 29, 2024	June 11, 2024
14.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan, we award time-vested stock appreciation rights ("SARs"), time-vested restricted stock units ("RSUs"), and performance-vested restricted stock units ("PSUs") to certain employees and non-employee directors. In addition, non-employee directors may elect to receive their annual fees and/or annual equity retainers in the form of shares of our Class A common stock. Compensation expense and unearned compensation presented below exclude (i) amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as these expenses have been, and will continue to be, reimbursed by our third-party owners and are recognized in revenues for reimbursed costs and reimbursed costs on our condensed consolidated statements of income and (ii) insignificant amounts related to employees of our owned and leased hotels recognized in owned and leased expenses on our condensed consolidated statements of income. Stock-based compensation expense recognized in general and administrative expenses, distribution expenses, and transaction and integration costs on our condensed consolidated statements of income related to these awards was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
SARs	$1	$—	$13	$11
RSUs	6	8	22	25
PSUs	8	8	11	12
Total	$15	$16	$46	$48
SARs—During the six months ended June 30, 2024, we granted 223,410 SARs to employees with a weighted-average grant date fair value of $68.77. During the six months ended June 30, 2023, we granted 284,912 SARs to employees with a weighted-average grant date fair value of $48.54.
RSUs—During the six months ended June 30, 2024, we granted 294,751 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $156.53. During the six months ended June 30, 2023, we granted 425,879 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $111.74.
PSUs—During the six months ended June 30, 2024, we granted 64,776 PSUs to employees with a weighted-average grant date fair value of $164.99. During the six months ended June 30, 2023, we granted 133,383 PSUs to employees with a weighted-average grant date fair value of $120.64.
Our total unearned compensation for our stock-based compensation programs at June 30, 2024 was $4 million for SARs, $41 million for RSUs, and $23 million for PSUs, which will be recognized in general and administrative expenses, distribution expenses, and transaction and integration costs over a weighted-average period of two years with respect to SARs and PSUs and three years with respect to RSUs.
On May 15, 2024, our stockholders approved the Fifth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (the "2024 LTIP") subsequent to the adoption of such amended plan by our board of directors. The 2024 LTIP (i) increased the share limit by 5,650,000 shares, (ii) was updated to reflect market practices with respect to broker-assisted sales and data privacy, and (iii) extended the term of the 2024 LTIP by 10 years until the 10th anniversary of May 15, 2024, the date on which the 2024 LTIP was approved by our stockholders.
15.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout 2024 and 2023 is the brother-in-law of our Executive Chairman. During the three and six months ended June 30, 2024, we incurred $5 million and $11 million, respectively, of legal fees with this firm. During the three and six months ended June 30, 2023, we incurred $3 million and $7 million, respectively, of legal fees with this firm. At June 30, 2024 and December 31, 2023, we had $4 million and $2 million, respectively, due to the law firm.
Equity Method Investments—We have equity method investments in entities that own, operate, manage, or franchise properties or other hospitality-related businesses, including the Unlimited Vacation Club paid membership program, for which we receive management, franchise, license, or royalty fees. We recognized $24 million and $6 million of fee revenues during the three months ended June 30, 2024 and June 30, 2023, respectively. During the six months ended June 30, 2024 and June 30, 2023, we recognized $39 million and $12 million, respectively, of fee revenues. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 4 and Note 12) to these entities. During the three months ended June 30, 2024 and June 30, 2023, we recognized an insignificant amount and $1 million, respectively, of income related to these guarantees. During the six months ended June 30, 2024 and June 30, 2023, we recognized $1 million and $3 million, respectively, of income related to these guarantees. At June 30, 2024 and December 31, 2023, we had $77 million and $43 million, respectively, of net receivables due from these entities, inclusive of $37 million and $21 million, respectively, classified as financing receivables on our condensed consolidated balance sheets. Our ownership interest in these unconsolidated hospitality ventures varies from 20% to 50%.

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
Class B Share Conversion—During the six months ended June 30, 2024, 1,230,407 shares of Class B common stock were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.
Class B Share Repurchase—During the six months ended June 30, 2024, we repurchased 1,987,229 shares of Class B common stock at a weighted-average price of $156.67 per share, for an aggregate purchase price of approximately $312 million. The shares of Class B common stock were repurchased in privately negotiated transactions from a limited liability company owned directly and indirectly by trusts for the benefit of certain Pritzker family members and a private foundation affiliated with certain Pritzker family members and were retired, thereby reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.
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
During the three months ended June 30, 2024, we revised our definition of Adjusted EBITDA to exclude transaction and integration costs (see Note 1), and we recast prior-period results to provide comparability. The revised definition excludes transaction costs previously recognized in general and administrative expenses and integration costs. Previously, only transaction costs recognized in gains (losses) on sales of real estate and other and other income (loss), net were excluded from Adjusted EBITDA. As these costs may vary in frequency or magnitude, we believe the revised definition presents a more representative measure of our core operations, assists in the comparability of results, and provides information consistent with how our management evaluates operating performance.

Our CODM evaluates performance based on gross fee revenues; owned and leased revenues; distribution revenues; other revenues; and Adjusted EBITDA. Our CODM does not evaluate our operating segments using discrete asset information. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus our pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA based on our ownership percentage of each owned and leased venture, adjusted to exclude interest expense; benefit (provision) for income taxes; depreciation and amortization; amortization of management and hotel services agreement and franchise agreement assets and performance cure payments, which constitute payments to customers ("Contra revenue"); revenues for reimbursed costs; reimbursed costs that we intend to recover over the long term; transaction and integration costs; equity earnings (losses) from unconsolidated hospitality ventures; stock-based compensation expense; gains (losses) on sales of real estate and other; asset impairments; and other income (loss), net.
Summarized consolidated financial information by segment was as follows:

	Three Months Ended June 30, 2024
	Management and franchising	Owned and leased	Distribution	Overhead	Eliminations	Total
Base management fees	$109	$—	$—	$—	$(9)	$100
Incentive management fees	57	—	—	—	(3)	54
Franchise and other fees	122	—	—	—	(1)	121
Gross fees	288	—	—	—	(13)	275
Contra revenue	(16)	—	—	—	—	(16)
Net fees	272	—	—	—	(13)	259
Rooms and packages	—	203	—	—	(7)	196
Food and beverage	—	81	—	—	—	81
Other	—	37	—	—	—	37
Owned and leased	—	321	—	—	(7)	314
Distribution	—	—	278	—	—	278
Other revenues	10	—	—	—	—	10
Revenues for reimbursed costs	842	—	—	—	—	842
Total revenues	$1,124	$321	$278	$—	$(20)	$1,703

Intersegment revenues (1)	$13	$7	$—	$—	$—	$20
Adjusted EBITDA	$222	$79	$43	$(37)	$—	$307
Depreciation and amortization	$19	$40	$18	$7	$—	$84
(1) Intersegment revenues are included in gross fee revenues, owned and leased revenues, and other revenues and eliminated in Eliminations.

	Six Months Ended June 30, 2024
	Management and franchising	Owned and leased	Distribution	Overhead	Eliminations	Total
Base management fees	$216	$—	$—	$—	$(18)	$198
Incentive management fees	125	—	—	—	(7)	118
Franchise and other fees	224	—	—	—	(3)	221
Gross fees	565	—	—	—	(28)	537
Contra revenue	(29)	—	—	—	—	(29)
Net fees	536	—	—	—	(28)	508
Rooms and packages	—	397	—	—	(14)	383
Food and beverage	—	164	—	—	—	164
Other	—	76	—	—	—	76
Owned and leased	—	637	—	—	(14)	623
Distribution	—	—	597	—	—	597
Other revenues	19	—	26	—	—	45
Revenues for reimbursed costs	1,644	—	—	—	—	1,644
Total revenues	$2,199	$637	$623	$—	$(42)	$3,417

Intersegment revenues (2)	$28	$14	$—	$—	$—	$42
Adjusted EBITDA	$425	$141	$82	$(83)	$1	$566
Depreciation and amortization	$38	$84	$39	$15	$—	$176
(2) Intersegment revenues are included in gross fee revenues, owned and leased revenues, and other revenues and eliminated in Eliminations.

	Three Months Ended June 30, 2023
	Management and franchising	Owned and leased	Distribution	Overhead	Eliminations	Total
Base management fees	$106	$—	$—	$—	$(10)	$96
Incentive management fees	63	—	—	—	(4)	59
Franchise and other fees	93	—	—	—	(2)	91
Gross fees	262	—	—	—	(16)	246
Contra revenue	(12)	—	—	—	—	(12)
Net fees	250	—	—	—	(16)	234
Rooms and packages	—	224	—	—	(7)	217
Food and beverage	—	84	—	—	—	84
Other	—	40	—	—	—	40
Owned and leased	—	348	—	—	(7)	341
Distribution	—	—	275	—	—	275
Other revenues	28	—	43	—	—	71
Revenues for reimbursed costs	784	—	—	—	—	784
Total revenues	$1,062	$348	$318	$—	$(23)	$1,705

Intersegment revenues (3)	$16	$7	$—	$—	$—	$23
Adjusted EBITDA	$201	$85	$34	$(41)	$—	$279
Depreciation and amortization	$20	$45	$28	$6	$—	$99
(3) Intersegment revenues are included in gross fee revenues, owned and leased revenues, and other revenues and eliminated in Eliminations.

	Six Months Ended June 30, 2023
	Management and franchising	Owned and leased	Distribution	Overhead	Eliminations	Total
Base management fees	$206	$—	$—	$—	$(19)	$187
Incentive management fees	125	—	—	—	(9)	116
Franchise and other fees	178	—	—	—	(4)	174
Gross fees	509	—	—	—	(32)	477
Contra revenue	(22)	—	—	—	—	(22)
Net fees	487	—	—	—	(32)	455
Rooms and packages	—	422	—	—	(15)	407
Food and beverage	—	169	—	—	—	169
Other	—	79	—	—	—	79
Owned and leased	—	670	—	—	(15)	655
Distribution	—	—	603	—	—	603
Other revenues	75	—	84	—	—	159
Revenues for reimbursed costs	1,513	—	—	—	—	1,513
Total revenues	$2,075	$670	$687	$—	$(47)	$3,385

Intersegment revenues (4)	$32	$15	$—	$—	$—	$47
Adjusted EBITDA	$385	$158	$92	$(83)	$1	$553
Depreciation and amortization	$39	$91	$55	$12	$—	$197
(4) Intersegment revenues are included in gross fee revenues, owned and leased revenues, and other revenues and eliminated in Eliminations.
The table below provides a reconciliation of net income attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to Hyatt Hotels Corporation	$359	$68	$881	$126
Interest expense	40	31	78	64
Provision for income taxes	103	27	122	74
Depreciation and amortization	84	99	176	197
Contra revenue	16	12	29	22
Revenues for reimbursed costs	(842)	(784)	(1,644)	(1,513)
Reimbursed costs	853	789	1,689	1,538
Transaction and integration costs	10	10	18	23
Equity (earnings) losses from unconsolidated hospitality ventures	30	1	(45)	3
Stock-based compensation expense (Note 14) (1)	15	16	46	48
(Gains) losses on sales of real estate and other	(350)	—	(753)	—
Asset impairments	—	5	17	7
Other (income) loss, net	(28)	(12)	(82)	(67)
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	17	17	34	31
Adjusted EBITDA	$307	$279	$566	$553
(1) Includes amounts recognized in general and administrative expenses and distribution expenses.

17.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per Class A and Class B share, including a reconciliation of the numerator and denominator, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$359	$68	$881	$126
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$359	$68	$881	$126
Denominator:
Basic weighted-average shares outstanding	101,112,028	105,533,506	101,944,654	105,958,853
Stock-based compensation	2,587,885	2,446,867	2,692,762	2,462,334
Diluted weighted-average shares outstanding	103,699,913	107,980,373	104,637,416	108,421,187
Basic Earnings Per Class A and Class B Share:
Net income	$3.55	$0.64	$8.64	$1.19
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$3.55	$0.64	$8.64	$1.19
Diluted Earnings Per Class A and Class B Share:
Net income	$3.46	$0.63	$8.42	$1.16
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$3.46	$0.63	$8.42	$1.16
The computations of diluted earnings per Class A and Class B share for the three and six months ended June 30, 2024 and June 30, 2023 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
SARs	800	29,400	400	5,100
RSUs	6,000	200	3,700	1,600
18.    OTHER INCOME (LOSS), NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$24	$15	$46	$32
Guarantee amortization income (Note 12)	12	4	23	7
Contingent consideration liability fair value adjustment (Note 12)	7	1	11	1
Depreciation recovery	6	5	12	9
Guarantee expense (Note 12)	(3)	(1)	(6)	(12)
Unrealized gains (losses), net (Note 4)	(15)	(18)	(2)	25
Other, net	(3)	6	(2)	5
Other income (loss), net	$28	$12	$82	$67

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
At June 30, 2024, our hotel portfolio consisted of 1,352 hotels (325,507 rooms), including:
•494 managed properties (147,787 rooms), all of which we operate under management and hotel services agreements with third-party owners;
•643 franchised properties (110,429 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;
•125 all-inclusive resorts (42,749 rooms), including 111 owned by third parties (38,321 rooms) and operated under management and hotel services agreements, 8 owned by a third party in which we hold common shares (3,153 rooms) and operated under franchise agreements, and 6 operating leased properties (1,275 rooms);
•19 owned properties (8,794 rooms), 1 finance leased property (171 rooms), and 4 operating leased properties (1,697 rooms), all of which we manage;
•22 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (7,640 rooms); and
•42 franchised properties (6,240 rooms) operated by an unconsolidated hospitality venture in connection with a master license agreement by Hyatt; 6 of these properties (1,246 rooms) are leased by the unconsolidated hospitality venture.
Our property portfolio also included:
•22 vacation units (1,997 rooms) under the Hyatt Vacation Club brand and operated by third parties; and
•38 residential units (4,324 rooms), which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel.
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
During the three months ended June 30, 2024, we revised our definition of Adjusted EBITDA to exclude transaction and integration costs, and we recast prior-period results to provide comparability. The revised definition excludes transaction costs previously recognized in general and administrative expenses and integration costs. Previously, only transaction costs recognized in gains (losses) on sales of real estate and other and other income (loss), net were excluded from Adjusted EBITDA. As these costs may vary in frequency or magnitude, we believe the revised definition presents a more representative measure of our core operations, assists in the comparability of results, and provides information consistent with how our management evaluates operating performance. See "—Non-GAAP Measures" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA.
During the six months ended June 30, 2024, we realigned our reportable segments to align with our business strategy, the organizational changes for certain members of our leadership team, and the manner in which our

CODM assesses performance and makes decisions regarding the allocation of resources. A summary of our reportable segments is as follows:
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
Segment operating information for the three and six months ended June 30, 2023 have been recast to reflect these segment changes. See Part I, Item 1 "Financial Statements—Note 1 and Note 16 to our Condensed Consolidated Financial Statements" for further discussion of our segment structure.
Overview of Financial Results
Consolidated revenues decreased $2 million during the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023. Gross fee revenues increased $29 million and revenues for reimbursed costs increased $58 million driven by improved operating performance at our existing properties, including increased demand and ADR, and growth of our hotel portfolio compared to the quarter ended June 30, 2023. Additionally, during the quarter ended June 30, 2024, gross fee revenues increased due to management and royalty fees earned related to the management of and licensing of certain of our brands to the Unlimited Vacation Club following the UVC Transaction. Other revenues decreased $61 million, compared to the quarter ended June 30, 2023, primarily driven by the sale of the Destination Residential Management business in the third quarter of 2023 and the UVC Transaction. Owned and leased revenues decreased $27 million, compared to the quarter ended June 30, 2023, due to non-comparable hotels, primarily driven by dispositions of owned hotels.
Comparable system-wide hotels revenue per available room ("RevPAR") for the quarter ended June 30, 2024 was $149, which represented a 4.7% improvement compared to the quarter ended June 30, 2023 in constant currency. The increase was primarily driven by higher ADR across most geographies in the management and franchising segment, with the most significant increases in Asia Pacific (excluding Greater China).
Comparable system-wide all-inclusive resorts Net Package RevPAR for the quarter ended June 30, 2024 was $226, which represented a 3.0% improvement, compared to the quarter ended June 30, 2023 in reported dollars, primarily driven by higher demand and Net Package ADR. See "—Segment Results" for discussion of RevPAR by geography for our management and franchising segment.
During the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023, business transient demand continued to improve and when excluding the impact of the timing of the Easter holiday, leisure transient travel increased. We continued to experience growth in group travel as comparable system-wide group rooms revenues increased 7.8% and group booking pace was up 6.9% at our full service managed hotels in the United States for July through December 2024 compared to the same period in 2023.
For the quarter ended June 30, 2024, we reported $359 million of net income attributable to Hyatt Hotels Corporation, representing a $291 million increase, compared to the three months ended June 30, 2023, primarily driven by gains (losses) on sales of real estate and other, partially offset by an increase in the provision for income taxes. Our consolidated Adjusted EBITDA for the quarter ended June 30, 2024 was $307 million, a $28 million increase compared to the quarter ended June 30, 2023. See "—Results of Operations" and "—Segment Results" for further discussion.
During the quarter ended June 30, 2024, we returned $150 million of capital to our stockholders through $134 million of share repurchases and $16 million of quarterly dividend payments.

Results of Operations
Three and Six Months Ended June 30, 2024 Compared with Three and Six Months Ended June 30, 2023
Discussion on Consolidated Results
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
Fee revenues.

	Three Months Ended June 30,
	2024	2023	Better / (Worse)
Base management fees	$100	$96	$4	3.8%
Incentive management fees	54	59	(5)	(7.2)%
Franchise and other fees	121	91	30	32.2%
Gross fees	275	246	29	11.7%
Contra revenue	(16)	(12)	(4)	(36.8)%
Net fees	$259	$234	$25	10.5%

	Six Months Ended June 30,
	2024	2023	Better / (Worse)
Base management fees	$198	$187	$11	5.8%
Incentive management fees	118	116	2	1.9%
Franchise and other fees	221	174	47	26.9%
Gross fees	537	477	60	12.5%
Contra revenue	(29)	(22)	(7)	(29.8)%
Net fees	$508	$455	$53	11.7%
The increases in base management fees and franchise fees during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, were primarily driven by the Americas, including the United States, and Europe.
The decrease in incentive management fees during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily driven by Greater China and certain properties undergoing renovations in the United States, partially offset by the Middle East and Europe.
The increase in other fees during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, was primarily driven by management and royalty fees related to the management of and licensing of certain of our brands to the Unlimited Vacation Club following the UVC Transaction and increased license fees related to our co-branded credit card programs.
The increase in Contra revenue during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, was primarily in the Americas (excluding United States) driven by incremental amortization of management and hotel services agreement and franchise agreement assets and an accrued performance cure payment.

Owned and leased revenues.

	Three Months Ended June 30,
	2024	2023	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$303	$289	$14	5.0%	$(3)
Non-comparable owned and leased revenues	11	52	(41)	(78.1)%	—
Total owned and leased revenues	$314	$341	$(27)	(7.8)%	$(3)

	Six Months Ended June 30,
	2024	2023	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$564	$545	$19	3.6%	$(1)
Non-comparable owned and leased revenues	59	110	(51)	(46.7)%	—
Total owned and leased revenues	$623	$655	$(32)	(4.8)%	$(1)
Comparable owned and leased revenues increased during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily driven by increased business transient demand. During the three months ended June 30, 2024, compared to the three months ended June 30, 2023, the increase was also driven by group rooms revenues and food and beverage revenues.
Non-comparable owned and leased revenues decreased during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily driven by dispositions of owned hotels, partially offset by increased revenues at a recently renovated hotel in the United States.
Distribution revenues. During the three months ended June 30, 2024, distribution revenues increased $3 million, compared to the three months ended June 30, 2023, primarily due to commission fee revenues related to Mr & Mrs Smith, which was acquired in the second quarter of 2023, offset by ALG Vacations due to higher pricing in 2023. During the six months ended June 30, 2024, distribution revenues decreased $6 million as the decrease in revenues from ALG Vacations due to the normalization of demand and higher pricing in 2023 more than offset commission fee revenues related to Mr & Mrs Smith.
Other revenues. During the three and six months ended June 30, 2024, other revenues decreased $61 million and $114 million, respectively, compared to the three and six months ended June 30, 2023, primarily driven by the Destination Residential Management business, which was sold during the third quarter of 2023, and the UVC Transaction, partially offset by an increase in revenues related to our co-branded credit card programs.
Revenues for reimbursed costs.

	Three Months Ended June 30,
	2024	2023	Change
Revenues for reimbursed costs	$842	$784	$58	7.5%
Less: rabbi trust impact (1)	(1)	(8)	7	76.5%
Revenues for reimbursed costs, excluding rabbi trust impact	$841	$776	$65	8.3%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within reimbursed costs.

	Six Months Ended June 30,
	2024	2023	Change
Revenues for reimbursed costs	$1,644	$1,513	$131	8.7%
Less: rabbi trust impact (2)	(13)	(17)	4	21.7%
Revenues for reimbursed costs, excluding rabbi trust impact	$1,631	$1,496	$135	9.0%
(2) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within reimbursed costs.

Revenues for reimbursed costs increased during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, driven by higher reimbursements for payroll and related expenses at managed properties where we are the employer and reimbursed costs related to system-wide services provided to managed and franchised properties. The higher reimbursements for expenses were due to increased demand at our existing properties and portfolio growth.
General and administrative expenses.

	Three Months Ended June 30,
	2024	2023	Change
General and administrative expenses	$117	$134	$(17)	(13.4)%
Less: rabbi trust impact	(4)	(15)	11	74.9%
Less: stock-based compensation expense	(14)	(15)	1	4.7%
Adjusted general and administrative expenses	$99	$104	$(5)	(5.8)%

	Six Months Ended June 30,
	2024	2023	Change
General and administrative expenses	$286	$289	$(3)	(1.1)%
Less: rabbi trust impact	(26)	(31)	5	17.2%
Less: stock-based compensation expense	(43)	(46)	3	3.9%
Adjusted general and administrative expenses	$217	$212	$5	1.9%
General and administrative expenses decreased during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily driven by decreased market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts and decreased professional fees and travel expenses, partially offset by an increase in payroll and related costs and the reversal of credit loss reserves on certain receivables during the three and six months ended June 30, 2023.
Adjusted general and administrative expenses exclude the impact of deferred compensation plans funded through rabbi trusts and stock-based compensation expense. See "—Non-GAAP Measures" for further discussion.
Owned and leased expenses.

	Three Months Ended June 30,
	2024	2023	Better / (Worse)
Comparable owned and leased expenses	$228	$220	$(8)	(3.4)%
Non-comparable owned and leased expenses	10	35	25	73.1%
Rabbi trust impact	—	2	2	80.5%
Total owned and leased expenses	$238	$257	$19	7.4%

	Six Months Ended June 30,
	2024	2023	Better / (Worse)
Comparable owned and leased expenses	$444	$424	$(20)	(4.6)%
Non-comparable owned and leased expenses	42	69	27	40.0%
Rabbi trust impact	2	4	2	28.2%
Total owned and leased expenses	$488	$497	$9	1.8%
The increase in comparable owned and leased expenses during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, was primarily due to increased variable expenses at certain hotels, most notably payroll and related costs.
The decrease in non-comparable owned and leased expenses during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, was primarily driven by dispositions of owned hotels, partially offset by increased expenses at a recently renovated hotel in the United States.

Distribution expenses. During the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, distribution expenses increased $8 million and $24 million, respectively, primarily driven by ALG Vacations due to an increase in certain variable costs, in part due to a change in product mix, and expenses related to Mr & Mrs Smith, which was acquired in the second quarter of 2023, most notably payroll and related costs and marketing costs.
Other direct costs.  During the three and six months ended June 30, 2024, other direct costs decreased $70 million and $123 million, respectively, compared to the three and six months ended June 30, 2023, primarily driven by the Destination Residential Management business, which was sold during the third quarter of 2023, and the UVC Transaction.
Transaction and integration costs. During the six months ended June 30, 2024, transaction and integration costs decreased $5 million, compared to the six months ended June 30, 2023, primarily due to transaction costs related to the acquisitions of Mr & Mrs Smith and Dream Hotel Group in 2023.
Depreciation and amortization expenses. Depreciation and amortization expenses decreased $15 million and $21 million, during the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, due to the UVC Transaction and dispositions of owned hotels.
Reimbursed costs.

	Three Months Ended June 30,
	2024	2023	Change
Reimbursed costs	$853	$789	$64	8.1%
Less: rabbi trust impact (1)	(1)	(8)	7	76.5%
Reimbursed costs, excluding rabbi trust impact	$852	$781	$71	9.0%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within revenues for reimbursed costs.

	Six Months Ended June 30,
	2024	2023	Change
Reimbursed costs	$1,689	$1,538	$151	9.8%
Less: rabbi trust impact (2)	(13)	(17)	4	21.7%
Reimbursed costs, excluding rabbi trust impact	$1,676	$1,521	$155	10.2%
(2) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within revenues for reimbursed costs.
Reimbursed costs increased during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, driven by increased payroll and related expenses at managed properties where we are the employer and expenses related to system-wide services provided to managed and franchised properties. The higher expenses were due to increased demand at our existing properties and portfolio growth.
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended June 30,
	2024	2023	Better / (Worse)
Rabbi trust gains (losses) allocated to general and administrative expenses	$4	$15	$(11)	(74.9)%
Rabbi trust gains (losses) allocated to owned and leased expenses	—	2	(2)	(80.5)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$4	$17	$(13)	(75.4)%

	Six Months Ended June 30,
	2024	2023	Better / (Worse)
Rabbi trust gains (losses) allocated to general and administrative expenses	$26	$31	$(5)	(17.2)%
Rabbi trust gains (losses) allocated to owned and leased expenses	2	4	(2)	(28.2)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$28	$35	$(7)	(18.3)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts decreased during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, driven by the performance of the underlying invested assets.
Equity earnings (losses) from unconsolidated hospitality ventures.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Better / (Worse)	2024	2023	Better / (Worse)
Gain on dilution of ownership interest in an unconsolidated hospitality venture	$—	$—	$—	$79	$—	$79
Hyatt's share of unconsolidated hospitality ventures' foreign currency exchange, net	1	2	(1)	3	3	—
Hyatt's share of unconsolidated hospitality ventures' net losses excluding foreign currency	(13)	(5)	(8)	(23)	(9)	(14)
Impairment charges related to investments in unconsolidated hospitality ventures	(10)	—	(10)	(10)	—	(10)
Other (1)	(8)	2	(10)	(4)	3	(7)
Equity earnings (losses) from unconsolidated hospitality ventures	$(30)	$(1)	$(29)	$45	$(3)	$48
(1) The three and six months ended June 30, 2024 includes equity losses primarily related to a debt repayment guarantee for a hotel property in the United States.
See Part I, Item 1, "Financial Statements—Note 4 and Note 12 to our Condensed Consolidated Financial Statements" for additional information.
Interest expense. Interest expense increased $9 million and $14 million during three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, primarily due to the issuances of senior notes in 2024 and 2023, offset by the redemption of certain of our Senior Notes in 2023. See Part I, Item 1, "Financial Statements—Note 9 to our Condensed Consolidated Financial Statements" for additional information.
Gains (losses) on sales of real estate and other. During the three months ended June 30, 2024, we recognized the following:
~~•~~$257 million pre-tax gain related to the sale of Park Hyatt Zurich;
•$100 million pre-tax gain related to the sale of Hyatt Regency San Antonio Riverwalk; and
•$4 million pre-tax loss related to the sale of Hyatt Regency Green Bay.
During the six months ended June 30, 2024, we also recognized the following:
•$231 million pre-tax gain related to the UVC Transaction; and
•$172 million pre-tax gain related to the sale of the shares of the entities that own Hyatt Regency Aruba Resort Spa and Casino.
See Part I, Item 1 "Financial Statements—Note 4 and Note 6 to our Condensed Consolidated Financial Statements" for additional information.

Asset impairments. During the six months ended June 30, 2024, we recognized a $15 million goodwill impairment charge in connection with the sale of Hyatt Regency Aruba Resort Spa and Casino. See Part I, Item 1 "Financial Statements—Note 6 to our Condensed Consolidated Financial Statements" for additional information.
During the three and six months ended June 30, 2023, we recognized $5 million and $7 million, respectively, of impairment charges related to intangible assets, primarily as a result of contract terminations.
Other income (loss), net. Other income (loss), net increased $16 million and $15 million during the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023. See Part I, Item 1 "Financial Statements—Note 18 to our Condensed Consolidated Financial Statements" for additional information.
Provision for income taxes.

	Three Months Ended June 30,
	2024	2023	Change
Income before income taxes	$462	$95	$367	391.4%
Provision for income taxes	(103)	(27)	(76)	(294.7)%
Effective tax rate	22.4%	27.9%		(5.5)%

	Six Months Ended June 30,
	2024	2023	Change
Income before income taxes	$1,003	$200	$803	402.6%
Provision for income taxes	(122)	(74)	(48)	(66.0)%
Effective tax rate	12.2%	36.8%		(24.6)%
The increase in the provision for income taxes for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily driven by the sales of Park Hyatt Zurich and Hyatt Regency San Antonio Riverwalk. The increase in the provision for income taxes during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily driven by the aforementioned sales as well as the earnings impact from both the sale of Hyatt Regency Aruba Resort Spa and Casino and the UVC Transaction. See Part I, Item 1 "Financial Statements—Note 11 to our Condensed Consolidated Financial Statements" for additional information.
Segment Results
As described in Part I, Item 1 "Financial Statements—Note 16 to our Condensed Consolidated Financial Statements," we evaluate segment operating performance using gross fee revenues; owned and leased revenues; distribution revenues; other revenues; and Adjusted EBITDA.
Management and franchising segment revenues.

	Three Months Ended June 30,
	2024	2023	Better / (Worse)
Base management fees	$109	$106	$3	2.5%
Incentive management fees	57	63	(6)	(8.7)%
Franchise and other fees	122	93	29	31.4%
Gross fees (1), (2)	288	262	26	10.1%
Contra revenue (1)	(16)	(12)	(4)	(36.8)%
Net fees (1), (2)	272	250	22	8.8%
Other revenues	10	28	(18)	(65.2)%
Revenues for reimbursed costs (1)	842	784	58	7.5%
Total segment revenues (2)	$1,124	$1,062	$62	5.8%
(1) See "—Results of Operations" for further discussion regarding the increases in fee revenues, Contra revenue, and revenues for reimbursed costs.
(2) Includes $13 million and $16 million of intersegment revenues for the three months ended June 30, 2024 and June 30, 2023, respectively.

	Six Months Ended June 30,
	2024	2023	Better / (Worse)
Base management fees	$216	$206	$10	4.6%
Incentive management fees	125	125	—	(0.1)%
Franchise and other fees	224	178	46	26.0%
Gross fees (3), (4)	565	509	56	10.9%
Contra revenue (3)	(29)	(22)	(7)	(29.8)%
Net fees (3), (4)	536	487	49	10.0%
Other revenues	19	75	(56)	(74.9)%
Revenues for reimbursed costs (3)	1,644	1,513	131	8.7%
Total segment revenues (4)	$2,199	$2,075	$124	6.0%
(3) See "—Results of Operations" for further discussion regarding the increases in fee revenues, Contra revenue, and revenues for reimbursed costs.
(4) Includes $28 million and $32 million of intersegment revenues for the six months ended June 30, 2024 and June 30, 2023, respectively.
The decrease in other revenues during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, was driven by the Destination Residential Management business, which was sold during the third quarter of 2023, partially offset by an increase related to our co-branded credit card programs.
The table below includes comparable system-wide RevPAR, occupancy, and ADR by geography and for managed and franchised hotels.

		Three Months Ended June 30,
	Number of comparable hotels (1)	RevPAR		Occupancy		ADR
			vs. 2023				vs. 2023
		2024	(in constant $)	2024	vs. 2023	2024	(in constant $)
Comparable system-wide hotels	1,094	$149	4.7%	72.9%	2.4% pts	$205	1.1%
United States	650	$160	2.3%	75.0%	1.8% pts	$213	(0.1)%
Americas (excluding United States)	68	$182	9.2%	71.9%	4.0% pts	$253	3.2%
Greater China	123	$86	(3.2)%	69.6%	1.2% pts	$124	(4.8)%
Asia Pacific (excluding Greater China)	110	$131	17.6%	68.8%	5.2% pts	$190	8.8%
Europe	103	$188	10.5%	74.3%	4.6% pts	$253	3.6%
Middle East & Africa	40	$125	5.7%	64.5%	1.2% pts	$193	3.6%
(1) Consists of hotels that we manage, franchise, own, lease, or provide services to, excluding all-inclusive properties.

		Six Months Ended June 30,
	Number of comparable hotels (2)	RevPAR		Occupancy		ADR
			vs. 2023				vs. 2023
		2024	(in constant $)	2024	vs. 2023	2024	(in constant $)
Comparable system-wide hotels	1,094	$141	5.1%	69.1%	2.3% pts	$203	1.6%
United States	650	$146	1.4%	69.8%	1.1% pts	$209	(0.2)%
Americas (excluding United States)	68	$192	10.8%	70.9%	3.8% pts	$270	4.9%
Greater China	123	$87	3.7%	67.7%	3.0% pts	$129	(0.9)%
Asia Pacific (excluding Greater China)	110	$138	19.5%	69.4%	6.2% pts	$198	8.9%
Europe	103	$152	10.2%	65.6%	3.7% pts	$232	4.0%
Middle East & Africa	40	$137	5.7%	65.9%	0.4% pts	$208	5.0%
(2) Consists of hotels that we manage, franchise, own, lease, or provide services to, excluding all-inclusive properties.

RevPAR increases at our comparable system-wide hotels during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, were driven by strong demand in business transient and group travel. Additionally, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, leisure transient travel increased when excluding the impact of the timing of the Easter holiday. During the three months ended June 30, 2024, compared to the three months ended June 30, 2023, the decrease in RevPAR in Greater China was primarily driven by a decrease in ADR. During the six months ended June 30, 2024, compared to the six months ended June 30, 2023, the RevPAR increase in Greater China is primarily due to the easing of COVID-19 pandemic travel restrictions during the first quarter of 2023.
During the three months ended June 30, 2024, we removed ten properties from comparable system-wide hotels results, including:
•in the United States, three properties that left the hotel portfolio, one property that underwent a significant renovation, and one property that temporarily suspended operations;
•in the Americas (excluding United States), two properties that left the hotel portfolio;
•in Greater China, one property that underwent a significant renovation;
•in Asia Pacific (excluding Greater China), one property that underwent a significant renovation; and
•in Europe, one property that left the hotel portfolio.
During the six months ended June 30, 2024, we removed three additional properties from comparable system-wide hotels results, including:
•in the United States, one property that underwent a significant renovation;
•in Asia Pacific (excluding Greater China), one property that left the hotel portfolio; and
•in Europe, one property that temporarily suspended operations.
The table below includes comparable system-wide Net Package RevPAR, occupancy, and Net Package ADR by geography and for managed and franchised all-inclusive resorts.

		Three Months Ended June 30,
	Number of comparable resorts (1)	Net Package RevPAR		Occupancy		Net Package ADR
			vs. 2023				vs. 2023
		2024	(in reported $)	2024	vs. 2023	2024	(in reported $)
Comparable system-wide all-inclusive resorts	96	$226	3.0%	74.0%	1.5% pts	$305	0.9%
Americas (excluding United States)	61	$275	2.0%	73.3%	0.3% pts	$375	1.5%
Europe	35	$107	11.8%	75.9%	4.5% pts	$141	5.1%
(1) Consists of all-inclusive properties that we manage, franchise, lease, or provide services to.

		Six Months Ended June 30,
	Number of comparable resorts (2)	Net Package RevPAR		Occupancy		Net Package ADR
			vs. 2023				vs. 2023
		2024	(in reported $)	2024	vs. 2023	2024	(in reported $)
Comparable system-wide all-inclusive resorts	96	$267	7.4%	77.5%	2.7% pts	$345	3.7%
Americas (excluding United States)	61	$316	6.7%	77.3%	2.1% pts	$408	3.8%
Europe	35	$116	16.7%	78.0%	4.6% pts	$148	9.9%
(2) Consists of all-inclusive properties that we manage, franchise, lease, or provide services to.

Net Package RevPAR increases at our comparable all-inclusive resorts during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, were driven by strong demand and Net Package ADR.
During the three months ended June 30, 2024, we removed two properties in the Americas (excluding United States) from comparable system-wide all-inclusive resorts results, including one property that underwent an expansion and one property that left the hotel portfolio.
During the six months ended June 30, 2024, we removed nine additional properties from comparable system-wide all-inclusive resorts results, including:
•in the Americas (excluding United States), one property that underwent an expansion and one property that left the hotel portfolio; and
•in Europe, six properties that experienced seasonal closures and one property that left the hotel portfolio.
Management and franchising segment Adjusted EBITDA.

	Three Months Ended June 30,
	2024	2023	Better / (Worse)
Segment Adjusted EBITDA	$222	$201	$21	10.5%

	Six Months Ended June 30,
	2024	2023	Better / (Worse)
Segment Adjusted EBITDA	$425	$385	$40	10.4%
Adjusted EBITDA increased during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily driven by the increases in gross fee revenues and results of our co-branded credit card programs recognized in other revenues and other direct costs, partially offset by an increase in general and administrative expenses, which was primarily due to an increase in payroll and related costs and the reversal of credit loss reserves on certain receivables during the three and six months ended June 30, 2023. The sale of the Destination Residential Management business, which was sold during the third quarter of 2023, resulted in decreases in other revenues and other direct costs.
Owned and leased segment revenues.

	Three Months Ended June 30,
	2024	2023	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$309	$296	$13	4.4%	$(3)
Non-comparable owned and leased revenues	12	52	(40)	(78.1)%	—
Total segment revenues (1), (2)	$321	$348	$(27)	(7.9)%	$(3)
(1) See "—Results of Operations" for further discussion regarding the decrease in owned and leased revenues.
(2) Includes $7 million of intersegment revenues for both the three months ended June 30, 2024 and June 30, 2023.

	Six Months Ended June 30,
	2024	2023	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$578	$560	$18	3.2%	$(1)
Non-comparable owned and leased revenues	59	110	(51)	(46.7)%	—
Total segment revenues (3), (4)	$637	$670	$(33)	(5.0)%	$(1)
(3) See "—Results of Operations" for further discussion regarding the decrease in owned and leased revenues.
(4) Includes $14 million and $15 million of intersegment revenues for the six months ended June 30, 2024 and June 30, 2023, respectively.

		Three Months Ended June 30,
		RevPAR		Occupancy		ADR
	Number of comparable hotels		vs. 2023				vs. 2023
		2024	(in constant $)	2024	vs. 2023	2024	(in constant $)
Comparable owned and leased hotels	23	$205	3.4%	76.4%	2.5% pts	$268	0.1%

		Six Months Ended June 30,
		RevPAR		Occupancy		ADR
	Number of comparable hotels		vs. 2023				vs. 2023
		2024	(in constant $)	2024	vs. 2023	2024	(in constant $)
Comparable owned and leased hotels	23	$192	2.3%	71.8%	0.9% pts	$267	1.0%
During the three and six months ended June 30, 2024, we removed three and four properties, respectively, from comparable owned and leased hotels results as the properties were sold. These properties remain in our hotel portfolio under long-term management and franchise agreements.
Owned and leased segment Adjusted EBITDA.

	Three Months Ended June 30,
	2024	2023	Better / (Worse)
Owned and leased Adjusted EBITDA (1)	$62	$68	$(6)	(9.5)%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	17	17	—	1.0%
Segment Adjusted EBITDA	$79	$85	$(6)	(7.4)%
(1) See "—Results of Operations" for further discussion regarding the decreases in owned and leased revenues and owned and leased expenses.

	Six Months Ended June 30,
	2024	2023	Better / (Worse)
Owned and leased hotels Adjusted EBITDA (2)	$107	$127	$(20)	(15.7)%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	34	31	3	9.9%
Segment Adjusted EBITDA	$141	$158	$(17)	(10.7)%
(2) See "—Results of Operations" for further discussion regarding the decreases in owned and leased revenues and owned and leased expenses.
Our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA increased during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily driven by improved hotel performance as well as new hotels related to our unconsolidated hospitality venture in India.
Distribution segment revenues.

	Three Months Ended June 30,
	2024	2023	Better / (Worse)
Distribution revenues (1)	$278	$275	$3	0.6%
Other revenues	—	43	(43)	(100.0)%
Total segment revenues	$278	$318	$(40)	(12.8)%
(1) See "—Results of Operations" for further discussion regarding the increase in distribution revenues.

	Six Months Ended June 30,
	2024	2023	Better / (Worse)
Distribution revenues (2)	$597	$603	$(6)	(1.1)%
Other revenues	26	84	(58)	(69.3)%
Total segment revenues	$623	$687	$(64)	(9.4)%
(2) See "—Results of Operations" for further discussion regarding the decrease in distribution revenues.
Other revenues decreased during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, driven by the UVC Transaction.
Distribution segment Adjusted EBITDA.

	Three Months Ended June 30,
	2024	2023	Better / (Worse)
Segment Adjusted EBITDA	$43	$34	$9	23.9%

	Six Months Ended June 30,
	2024	2023	Better / (Worse)
Segment Adjusted EBITDA	$82	$92	$(10)	(11.1)%
Adjusted EBITDA increased during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily driven by the UVC Transaction, partially offset by the increases in distribution revenues and distribution expenses (see "—Results of Operations" for further discussion).
Adjusted EBITDA decreased during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily driven by the decrease in distribution revenues and increase in distribution expenses (see "—Results of Operations" for further discussion). The UVC Transaction resulted in decreases in other revenues, general and administrative expenses, and other direct costs.
Overhead.

	Three Months Ended June 30,
	2024	2023	Better / (Worse)
Adjusted EBITDA	$(37)	$(41)	$4	11.6%

	Six Months Ended June 30,
	2024	2023	Better / (Worse)
Adjusted EBITDA	$(83)	$(83)	$—	—%
Adjusted EBITDA increased during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily driven by decreases in professional fees and travel expenses, partially offset by an increase in payroll and related costs.
Adjusted EBITDA was flat during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, as the increase in payroll and related costs were offset by decreases in professional fees and travel expenses.

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
•transaction and integration costs;
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
Adjusted EBITDA excludes certain items that can vary widely across different industries and among companies within the same industry, including interest expense and benefit (provision) for income taxes, which are dependent on company specifics, including capital structure, credit ratings, tax policies, and jurisdictions in which they operate; depreciation and amortization, which are dependent on company policies including how the assets are utilized as well as the lives assigned to the assets; Contra revenue, which is dependent on company policies and strategic decisions regarding payments to hotel owners; and stock-based compensation expense, which varies among companies as a result of different compensation plans companies have adopted. We exclude revenues for reimbursed costs and reimbursed costs which relate to the reimbursement of payroll costs and for system-wide services and programs that we operate for the benefit of our hotel owners as contractually we do not provide services or operate the related programs to generate a profit over the terms of the respective contracts. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively. Therefore, we exclude the net impact when evaluating period-over-period changes in our operating results. Adjusted

EBITDA includes reimbursed costs related to system-wide services and programs that we do not intend to recover from hotel owners. Finally, we exclude other items that are not core to our operations and may vary in frequency or magnitude, such as transaction and integration costs, asset impairments, unrealized and realized gains and losses on marketable securities, and gains and losses on sales of real estate and other.
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
Comparable system-wide and Comparable owned and leased
"Comparable system-wide" represents all properties we manage, franchise, or provide services to, including owned and leased properties, that are operated for the entirety of the periods being compared and that have not sustained substantial damage, business interruption, or undergone large scale renovations during the periods being compared. Comparable system-wide also excludes properties for which comparable results are not available. We may use variations of comparable system-wide to specifically refer to comparable system-wide hotels, including our wellness resorts, or our all-inclusive resorts, for those properties that we manage, franchise, or provide services to within the management and franchising segment. "Comparable owned and leased" represents all properties we own or lease that are operated and consolidated for the entirety of the periods being compared and have not sustained substantial damage, business interruption, or undergone large-scale renovations during the periods being compared. Comparable owned and leased also excludes properties for which comparable results are not available. We may use variations of comparable owned and leased to specifically refer to comparable owned and leased hotels, including our wellness resorts, or our all-inclusive resorts, for those properties that we own or lease within the owned and leased segment. Comparable system-wide and comparable owned and leased are commonly used as a basis of measurement in our industry. "Non-comparable system-wide" or "non-comparable owned and leased" represent all properties that do not meet the respective definition of "comparable" as defined above.
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

The table below provides a reconciliation of net income attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA:

	Three Months Ended June 30,
	2024	2023	Change
Net income attributable to Hyatt Hotels Corporation	$359	$68	$291	428.8%
Interest expense	40	31	9	26.0%
Provision for income taxes	103	27	76	294.7%
Depreciation and amortization	84	99	(15)	(14.6)%
Contra revenue	16	12	4	36.8%
Revenues for reimbursed costs	(842)	(784)	(58)	(7.5)%
Reimbursed costs	853	789	64	8.1%
Transaction and integration costs	10	10	—	(6.3)%
Equity (earnings) losses from unconsolidated hospitality ventures	30	1	29	NM
Stock-based compensation expense (1)	15	16	(1)	(4.6)%
(Gains) losses on sales of real estate and other	(350)	—	(350)	NM
Asset impairments	—	5	(5)	(100.0)%
Other (income) loss, net	(28)	(12)	(16)	(131.4)%
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	17	17	—	1.0%
Adjusted EBITDA	$307	$279	$28	10.1%
(1) Includes amounts recognized in general and administrative expenses and distribution expenses.

	Six Months Ended June 30,
	2024	2023	Change
Net income attributable to Hyatt Hotels Corporation	$881	$126	$755	598.8%
Interest expense	78	64	14	21.0%
Provision for income taxes	122	74	48	66.0%
Depreciation and amortization	176	197	(21)	(10.4)%
Contra revenue	29	22	7	29.8%
Revenues for reimbursed costs	(1,644)	(1,513)	(131)	(8.7)%
Reimbursed costs	1,689	1,538	151	9.8%
Transaction and integration costs	18	23	(5)	(24.3)%
Equity (earnings) losses from unconsolidated hospitality ventures	(45)	3	(48)	NM
Stock-based compensation expense (2)	46	48	(2)	(3.0)%
(Gains) losses on sales of real estate and other	(753)	—	(753)	NM
Asset impairments	17	7	10	139.2%
Other (income) loss, net	(82)	(67)	(15)	(21.8)%
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	34	31	3	9.9%
Adjusted EBITDA	$566	$553	$13	2.3%
(2) Includes amounts recognized in general and administrative expenses and distribution expenses.

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
During the three months ended June 30, 2024, we issued the 2029 Notes and the 2034 Notes and received $786 million of net proceeds, which are intended to be used to repay the outstanding balance on the 2024 Notes at or prior to maturity and for general corporate purposes. See Part I, Item 1 "Financial Statements—Note 9 to our Condensed Consolidated Financial Statements" for additional information.
We expect to successfully execute our commitment announced in August 2021 to realize $2.0 billion of gross proceeds from the disposition of owned assets, net of acquisitions, by the end of 2024. As of August 6, 2024, we have realized $1,496 million of proceeds from the net disposition of owned assets as part of this commitment.
We may, from time to time, seek to retire or purchase our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. Such repurchases or exchanges, if any, will depend on prevailing market conditions, restrictions in our existing or future financing arrangements, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. During the quarter ended June 30, 2024, we returned $150 million of capital to our stockholders through $134 million of share repurchases and $16 million of quarterly dividend payments. See Part I, Item 1 "Financial Statements—Note 13 to our Condensed Consolidated Financial Statements" for additional information.
We believe that our cash position, short-term investments, cash from operations, borrowing capacity under our revolving credit facility, and access to the capital markets will be adequate to meet all of our funding requirements and capital deployment objectives in both the short term and long term.
Recent Transactions Affecting our Liquidity and Capital Resources
During both the six months ended June 30, 2024 and June 30, 2023, various transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Six Months Ended June 30,
	2024	2023
Cash provided by (used in):
Operating activities	$419	$371
Investing activities	(306)	(238)
Financing activities	237	(263)
Effect of exchange rate changes on cash	(4)	(6)
Net change in cash, cash equivalents, and restricted cash classified as assets held for sale	3	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$349	$(136)
Cash Flows from Operating Activities
Cash provided by operating activities increased $48 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to improved performance across the hotel portfolio and a decrease in cash paid for taxes, partially offset by an increase in cash paid for interest.

Cash Flows from Investing Activities
During the six months ended June 30, 2024:
•We invested $785 million in net purchases of marketable securities and short-term investments.
•We issued $85 million of financing receivables.
•We invested $76 million in capital expenditures (see "—Capital Expenditures").
•We acquired the me and all hotels brand name for $28 million, inclusive of closing costs.
•We received $3 million of net proceeds from the sale of Hyatt Regency Green Bay.
•We received $41 million of net proceeds from the UVC Transaction.
•We received $173 million of net proceeds from the sale of the shares of the entities that own Hyatt Regency Aruba Resort Spa and Casino.
•We received $226 million of net proceeds from the sale of Hyatt Regency San Antonio Riverwalk.
•We received CHF 220 million (approximately $244 million) of net proceeds from the sale of Park Hyatt Zurich.
During the six months ended June 30, 2023:
•We acquired Dream Hotel Group for $125 million of cash.
•We invested $80 million in capital expenditures (see "—Capital Expenditures").
•We acquired Mr & Mrs Smith for £58 million, approximately $72 million of cash, or $50 million net of cash acquired, using exchange rates as of the acquisition date.
•We invested $30 million in a convertible debt security.
•We issued $20 million of financing receivables.
•     We received $78 million of net proceeds from the sale of marketable securities and short-term investments.
Cash Flows from Financing Activities
During the six months ended June 30, 2024:
•We issued senior notes and received approximately $786 million of net proceeds from the sale, after deducting $14 million of underwriting discounts and other offering expenses.
•We paid two quarterly $0.15 per share cash dividends on outstanding shares of Class A and Class B common stock totaling $31 million.
•We paid $40 million of withholding taxes for stock-based compensation.
•We borrowed CHF 41 million (approximately $44 million) in conjunction with the sale of Park Hyatt Zurich.
•We repurchased 3,422,531 shares of common stock for an aggregate purchase price of $522 million.
During the six months ended June 30, 2023:
•We repurchased 1,987,560 shares of Class A common stock for an aggregate purchase price of $214 million, inclusive of the payment of a $9 million liability for the repurchase of 106,116 shares recorded at December 31, 2022.
•We repurchased $18 million of our Senior Notes.
•We paid one quarterly $0.15 per share cash dividend on outstanding shares of Class A and Class B common stock totaling $16 million.

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

	June 30, 2024	December 31, 2023
Consolidated debt (1)	$3,885	$3,056
Stockholders' equity	3,850	3,564
Total capital	7,735	6,620
Total debt-to-total capital	50.2%	46.2%
Consolidated debt (1)	3,885	3,056
Less: cash and cash equivalents and short-term investments (2)	(1,957)	(896)
Net consolidated debt	$1,928	$2,160
Net debt-to-total capital	24.9%	32.6%
(1) Excludes approximately $451 million and $548 million of our share of unconsolidated hospitality venture indebtedness at June 30, 2024 and December 31, 2023, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
(2) Excludes $3 million of cash and cash equivalents reclassified to assets held for sale at December 31, 2023.
Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance and technology and enhancements to existing properties. We have been, and will continue to be, disciplined with respect to our capital spending, taking into account our cash flows from operations.

	Six Months Ended June 30,
	2024	2023
Maintenance and technology	$60	$50
Enhancements to existing properties	16	30
Total capital expenditures	$76	$80
The decrease in capital expenditures is primarily driven by a decrease in renovation spend at certain owned hotels, partially offset by increased maintenance and technology spend at certain regional offices.
Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at June 30, 2024, as described in Part I, Item 1 "Financial Statements—Note 9 to our Condensed Consolidated Financial Statements." Interest on the outstanding Senior Notes is payable semi-annually.

Outstanding principal amount
$750 million senior unsecured notes maturing in 2024—1.800%	$746
$450 million senior unsecured notes maturing in 2025—5.375%	450
$400 million senior unsecured notes maturing in 2026—4.850%	400
$600 million senior unsecured notes maturing in 2027—5.750%	600
$400 million senior unsecured notes maturing in 2028—4.375%	399
$450 million senior unsecured notes maturing in 2029—5.250%	450
$450 million senior unsecured notes maturing in 2030—5.750%	440
$350 million senior unsecured notes maturing in 2034—5.500%	350
Total Senior Notes	$3,835
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at June 30, 2024.

Revolving Credit Facility
Our revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions. At both June 30, 2024 and December 31, 2023, we had no balance outstanding. See Part I, Item 1 "Financial Statements—Note 9 to our Condensed Consolidated Financial Statements."
We are in compliance with all applicable covenants under the revolving credit facility at June 30, 2024.
Letters of Credit
We issue letters of credit either under our revolving credit facility or directly with financial institutions. We had $101 million and $256 million in letters of credit issued directly with financial institutions outstanding at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, these letters of credit, which mature on various dates through 2025, had weighted-average fees of approximately 92 basis points. See Part I, Item 1 "Financial Statements—Note 12 to our Condensed Consolidated Financial Statements."
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk, primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At June 30, 2024, there have been no material changes to our market risk previously disclosed in response to Item 7A to Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Item 1A. Risk Factors.
At June 30, 2024, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock on a settlement date basis during the quarter ended June 30, 2024:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
April 1 to April 30, 2024	—	$—	—	$773,402,883
May 1 to May 31, 2024	186,792	149.89	186,792	$1,745,403,729
June 1 to June 30, 2024	720,083	147.67	720,083	$1,639,070,615
Total	906,875	$148.13	906,875
(1)On May 10, 2023 and May 8, 2024, our board of directors approved expansions of our share repurchase program. Under each approval, we are authorized to purchase up to an additional $1,055 million and $1,000 million, respectively, of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the program may be suspended or discontinued at any time and does not have an expiration date. At June 30, 2024, we had approximately $1,639 million remaining under the share repurchase authorizations.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
On December 22, 2022, a purported stockholder of the Company filed a putative class action in the Court of Chancery of the State of Delaware captioned Steven Silverberg v. Hyatt Hotels Corporation et. al., C.A. No. 2022- 1191-JTL (Del. Ch.) (the "Action"). The Action was mooted on May 17, 2023 when the Company's stockholders voted to re-elect the Company's directors, and ratified and approved, pursuant to Section 204 of the DGCL, the prior adoption and approval of the Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan and the Second Amended and Restated Hyatt Hotels Corporation Employee Stock Purchase Plan. On June 5, 2023, the Court entered an order dismissing the Action, but retained jurisdiction solely for the purpose of resolving the plaintiff's counsel's anticipated motion for an award of attorneys' fees and expenses. Without admitting any fault or wrongdoing, the Company agreed to pay $300,000 in attorneys' fees and expenses to the plaintiff's counsel in connection with the mooted claims. In entering the order, the Court did not review, and did not pass judgment on, the payment of the attorneys' fees and expenses.
On August 5, 2024, we filed a Certificate of Retirement with the Secretary of State of the State of Delaware to retire 612,768 shares of Class B common stock, $0.01 par value per share, of the Company. The 612,768 shares of Class B common stock were converted into shares of Class A common stock in connection with sales by certain selling stockholders into the public market pursuant to Rule 144 under the Securities Act of 1933, as amended. The Company's Amended and Restated Certificate of Incorporation requires that any shares of Class B common stock that are converted into shares of Class A common stock be retired and may not be reissued.
Effective upon filing, the Certificate of Retirement amended the Amended and Restated Certificate of Incorporation of the Company to reduce the total authorized number of shares of capital stock of the Company by 612,768 shares. The total number of authorized shares of the Company is now 1,397,385,242, such shares consisting of 1,000,000,000 shares designated Class A common stock, 387,385,242 shares designated Class B common stock, and 10,000,000 shares designated Preferred Stock, par value $0.01 per share. A copy of the Certificate of Retirement is attached as part of Exhibit 3.1 hereto.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

1.1
Underwriting Agreement, dated as of June 3, 2024, by and among the Company and BofA Securities, Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and Scotia Capital (USA) Inc., as representatives of the several underwriters named therein

3.1	Amended and Restated Certificate of Incorporation of Hyatt Hotels

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 16, 2022)

4.1
First Supplemental Indenture, dated as of June 17, 2024, between the Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on June 17, 2024)

4.2
Form of 5.250% Senior Note due 2029 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on June 17, 2024)

4.3
Form of 5.500% Senior Note due 2034 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on June 17, 2024)

+10.1
Fifth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 16, 2024)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Hyatt Hotels Corporation

Date:	August 6, 2024	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Hyatt Hotels Corporation

Date:	August 6, 2024	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)