Form 10-Q
period 2024-09-30
Hyatt Hotels Corp
filed 2024-10-31
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At October 25, 2024, there were 42,289,812 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 53,748,579 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
REVENUES:
Base management fees	$97	$94	$295	$281
Incentive management fees	52	51	170	167
Franchise and other fees	119	98	340	272
Gross fees	268	243	805	720
Contra revenue	(27)	(12)	(56)	(34)
Net fees	241	231	749	686
Owned and leased	287	329	910	984
Distribution	221	229	818	832
Other revenues	13	79	58	238
Revenues for reimbursed costs	867	754	2,511	2,267
Total revenues	1,629	1,622	5,046	5,007
DIRECT AND GENERAL AND ADMINISTRATIVE EXPENSES:
General and administrative	126	122	412	411
Owned and leased	228	256	716	753
Distribution	182	185	690	669
Other direct costs	19	81	81	266
Transaction and integration costs	8	8	26	31
Depreciation and amortization	81	100	257	297
Reimbursed costs	881	764	2,570	2,302
Total direct and general and administrative expenses	1,525	1,516	4,752	4,729
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	18	(9)	46	26
Equity earnings (losses) from unconsolidated hospitality ventures	(13)	7	32	4
Interest expense	(50)	(41)	(128)	(105)
Gains (losses) on sales of real estate and other	514	18	1,267	18
Asset impairments	(35)	(6)	(52)	(13)
Other income (loss), net	70	26	152	93
Income before income taxes	608	101	1,611	301
Provision for income taxes	(137)	(33)	(259)	(107)
Net income	471	68	1,352	194
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$471	$68	$1,352	$194

EARNINGS PER CLASS A AND CLASS B SHARE:
Net income attributable to Hyatt Hotels Corporation—Basic	$4.75	$0.65	$13.38	$1.84
Net income attributable to Hyatt Hotels Corporation—Diluted	$4.63	$0.63	$13.04	$1.80

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$471	$68	$1,352	$194
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $1 and $4 for the three and nine months ended September 30, 2024, respectively, and $1 and $— for the three and nine months ended September 30, 2023, respectively	29	(26)	(24)	8
Derivative instrument adjustments, net of tax of $— and $(1) for the three and nine months ended September 30, 2024, respectively, and $— and $(1) for the three and nine months ended September 30, 2023, respectively	1	3	2	5
Pension liabilities adjustments, net of tax of $— for the three and nine months ended September 30, 2024 and September 30, 2023	—	—	(2)	—
Available-for-sale debt securities unrealized fair value adjustments, net of tax of $(4) and $(3) for the three and nine months ended September 30, 2024, respectively, and $(2) for both the three and nine months ended September 30, 2023	13	5	9	5
Other comprehensive income (loss)	43	(18)	(15)	18
Comprehensive income	514	50	1,337	212
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Hyatt Hotels Corporation	$514	$50	$1,337	$212

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,095	$881
Restricted cash	9	34
Short-term investments	39	15
Receivables, net of allowances of $53 and $50 at September 30, 2024 and December 31, 2023, respectively	960	883
Inventories	8	9
Prepaids and other assets	155	195
Prepaid income taxes	50	51
Assets held for sale	—	62
Total current assets	2,316	2,130
Equity method investments	272	211
Property and equipment, net	1,634	2,340
Financing receivables, net of allowances of $39 and $42 at September 30, 2024 and December 31, 2023, respectively	310	73
Operating lease right-of-use assets	339	369
Goodwill	2,277	3,205
Intangibles, net	1,526	1,670
Deferred tax assets	438	358
Other assets	2,753	2,477
TOTAL ASSETS	$11,865	$12,833
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$455	$751
Accounts payable	346	493
Accrued expenses and other current liabilities	617	468
Current contract liabilities	1,298	1,598
Accrued compensation and benefits	186	210
Current operating lease liabilities	34	41
Liabilities held for sale	—	17
Total current liabilities	2,936	3,578
Long-term debt	2,687	2,305
Long-term contract liabilities	811	1,759
Long-term operating lease liabilities	251	273
Other long-term liabilities	1,480	1,351
Total liabilities	8,165	9,266
Commitments and contingencies (see Note 13)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding at both September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 42,277,394 issued and outstanding at September 30, 2024, and Class B common stock, $0.01 par value per share, 385,742,991 shares authorized, 53,748,579 shares issued and outstanding at September 30, 2024. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 44,275,818 issued and outstanding at December 31, 2023, and Class B common stock, $0.01 par value per share, 390,751,535 shares authorized, 58,757,123 shares issued and outstanding at December 31, 2023	1	1
Additional paid-in capital	—	—
Retained earnings	3,886	3,738
Accumulated other comprehensive loss	(190)	(175)
Total stockholders' equity	3,697	3,564
Noncontrolling interests in consolidated subsidiaries	3	3
Total equity	3,700	3,567
TOTAL LIABILITIES AND EQUITY	$11,865	$12,833

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,352	$194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	257	297
(Gains) losses on sales of real estate and other	(1,267)	(18)
Amortization of share awards	55	60
Amortization of operating lease right-of-use assets	28	28
Deferred income taxes	(95)	(64)
Asset impairments	52	13
Equity (earnings) losses from unconsolidated hospitality ventures	(32)	(4)
Contra revenue	56	34
Unrealized (gains) losses, net	4	(9)
Distributions from unconsolidated hospitality ventures	8	8
Contingent consideration liability fair value adjustment	(20)	1
Working capital changes and other	—	(114)
Net cash provided by operating activities	398	426
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(1,321)	(378)
Proceeds from marketable securities and short-term investments	1,204	459
Contributions to equity method and other investments	(78)	(36)
Return of equity method and other investments	9	7
Acquisitions, net of cash acquired	(28)	(175)
Capital expenditures	(119)	(134)
Issuance of financing receivables	(91)	(31)
Proceeds from sales of real estate and other, net of cash disposed	1,410	(10)
Other investing activities	(3)	(6)
Net cash provided by (used) in investing activities	983	(304)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of issuance costs of $14 and $4, respectively	830	596
Repayments and repurchases of debt	(749)	(659)
Repurchases of common stock	(1,179)	(358)
Dividends paid	(46)	(32)
Payment of withholding taxes for stock-based compensation	(41)	(14)
Other financing activities	1	1
Net cash used in financing activities	(1,184)	(466)
Effect of exchange rate changes on cash	(11)	(5)
Net increase (decrease) in cash, cash equivalents, and restricted cash, including cash, cash equivalents, and restricted cash classified within current assets held for sale	186	(349)
Net change in cash, cash equivalents, and restricted cash classified as assets held for sale	3	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	189	(349)
Cash, cash equivalents, and restricted cash—Beginning of period	919	1,067
Cash, cash equivalents, and restricted cash—End of period	$1,108	$718

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

Supplemental disclosure of cash flow information:

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$1,095	$701
Restricted cash (1)	9	13
Restricted cash included in other assets (1)	4	4
Total cash, cash equivalents, and restricted cash	$1,108	$718

(1) Restricted cash generally represents collateral for certain obligations, escrow deposits, and other arrangements.

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash paid during the period for interest	$115	$80
Cash paid during the period for income taxes	$121	$124
Cash paid for amounts included in the measurement of operating lease liabilities	$34	$37
Non-cash investing and financing activities are as follows:
Non-cash contributions to equity method and other investments (Note 4, Note 7)	$223	$—
Non-cash issuance of financing receivables (Note 7)	$129	$—
Non-cash right-of-use assets obtained in exchange for operating lease liabilities	$13	$11
Change in accrued capital expenditures	$(4)	$14
Non-cash redemption of financing receivable	$—	$20
Non-cash redemption of held-to-maturity debt security in exchange for equity method investment (Note 4)	$—	$32
Non-cash contingent consideration liability assumed in acquisition (Note 7)	$—	$107
Non-cash contingent consideration receivable recorded in disposition (Note 7)	$—	$28

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions of dollars, except share and per share amounts)
(Unaudited)

	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries	Total
	Class	Class	Class	Class
	A	B	A	B
BALANCE—January 1, 2023	47,482,787	58,917,749	$1	$—	$318	$3,622	$(242)	$3	$3,702
Total comprehensive income	—	—	—	—	—	58	19	—	77
Repurchases of common stock (1)	(1,018,931)	—	—	—	(98)	—	—	—	(98)
Liability for repurchases of common stock (2)	—	—	—	—	(8)	—	—	—	(8)
Employee stock plan issuance	13,925	—	—	—	1	—	—	—	1
Share-based payment activity	366,917	—	—	—	22	—	—	—	22
BALANCE—March 31, 2023	46,844,698	58,917,749	$1	$—	$235	$3,680	$(223)	$3	$3,696
Total comprehensive income	—	—	—	—	—	68	17	—	85
Repurchases of common stock (1)	(968,629)	—	—	—	(101)	—	—	—	(101)
Employee stock plan issuance	18,337	—	—	—	2	—	—	—	2
Share-based payment activity	8,193	—	—	—	19	—	—	—	19
Cash dividends declared of $0.15 per share (see Note 14)	—	—	—	—	—	(16)	—	—	(16)
BALANCE—June 30, 2023	45,902,599	58,917,749	$1	$—	$155	$3,732	$(206)	$3	$3,685
Total comprehensive income	—	—	—	—	—	68	(18)	—	50
Repurchases of common stock (1)	(1,246,366)	—	—	—	(145)	—	—	—	(145)
Employee stock plan issuance	14,489	—	—	—	2	—	—	—	2
Share-based payment activity	6,796	—	—	—	13	—	—	—	13
Cash dividends declared of $0.15 per share (see Note 14)	—	—	—	—	—	(16)	—	—	(16)
BALANCE—September 30, 2023	44,677,518	58,917,749	$1	$—	$25	$3,784	$(224)	$3	$3,589

BALANCE—January 1, 2024	44,275,818	58,757,123	$1	$—	$—	$3,738	$(175)	$3	$3,567
Total comprehensive income	—	—	—	—	—	522	(22)	—	500
Repurchases of common stock (1)	(528,427)	(1,987,229)	—	—	(2)	(387)	—	—	(389)
Employee stock plan issuance	13,475	—	—	—	2	—	—	—	2
Share-based payment activity	635,482	—	—	—	—	(5)	—	—	(5)
Cash dividends declared of $0.15 per share (see Note 14)	—	—	—	—	—	(15)	—	—	(15)
Class share conversions	766,296	(766,296)	—	—	—	—	—	—	—
BALANCE—March 31, 2024	45,162,644	56,003,598	$1	$—	$—	$3,853	$(197)	$3	$3,660
Total comprehensive income	—	—	—	—	—	359	(36)	—	323
Repurchases of common stock (1)	(906,875)	—	—	—	(21)	(114)	—	—	(135)
Employee stock plan issuance	14,553	—	—	—	2	—	—	—	2
Share-based payment activity	32,883	—	—	—	19	—	—	—	19
Cash dividends declared of $0.15 per share (see Note 14)	—	—	—	—	—	(16)	—	—	(16)
Class share conversions	464,111	(464,111)	—	—	—	—	—	—	—
BALANCE—June 30, 2024	44,767,316	55,539,487	$1	$—	$—	$4,082	$(233)	$3	$3,853
Total comprehensive income	—	—	—	—	—	471	43	—	514
Repurchases of common stock (3)	(2,858,280)	(1,642,251)	—	—	(11)	(652)	—	—	(663)
Employee stock plan issuance	12,920	—	—	—	2	—	—	—	2
Share-based payment activity	206,781	—	—	—	9	—	—	—	9
Cash dividends declared of $0.15 per share (see Note 14)	—	—	—	—	—	(15)	—	—	(15)
Class share conversions	148,657	(148,657)	—	—	—	—	—	—	—
BALANCE—September 30, 2024	42,277,394	53,748,579	$1	$—	$—	$3,886	$(190)	$3	$3,700

(1) Includes a $1 million liability for the 1% U.S. federal excise tax on certain share repurchases enacted by the Inflation Reduction Act of 2022.
(2) Represents repurchases of 73,368 shares for $8 million that were initiated prior to March 31, 2023, but settled in the second quarter of 2023.
(3) Includes a $6 million liability for the 1% U.S. federal excise tax on certain share repurchases enacted by the Inflation Reduction Act of 2022.
See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions of dollars, unless otherwise indicated)
(Unaudited)
1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries have offerings that consist of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential and vacation units. We also offer distribution and destination management services through ALG Vacations and a boutique and luxury global travel platform through Mr & Mrs Smith. At September 30, 2024, our hotel portfolio included 1,363 hotels, comprising 326,845 rooms throughout the world, of which 701 hotels are located in the United States, comprising 157,154 rooms, and 124 are all-inclusive resorts, comprising 42,634 rooms. At September 30, 2024, our portfolio of properties operated in 79 countries around the world. Additionally, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other trade names or marks owned by such hotels or licensed by third parties.
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

Transaction and Integration Costs—During the nine months ended September 30, 2024, we presented a new financial statement line item to provide enhanced visibility on our condensed consolidated statements of income and reclassified prior-period results for comparability. Transaction and integration costs include the following:
•integration costs, which were previously recognized in integration costs and include expenses incurred related to the integration of recently acquired businesses, including certain compensation expenses, professional fees, sales and marketing expenses, and technology expenses;
•transaction costs for potential transactions, primarily related to professional fees incurred for acquisitions and dispositions, which were previously recognized in general and administrative expenses; and
•transaction costs for completed transactions, primarily related to professional fees incurred for acquisitions, which were previously recognized in other income (loss), net. Transaction costs for completed dispositions continue to be recognized in gains (losses) on sales of real estate and other.
Segment Realignment—During the nine months ended September 30, 2024, we realigned our reportable segments to align with our business strategy, the organizational changes for certain members of our leadership team, and the manner in which our chief operating decision maker ("CODM") assesses performance and makes decisions regarding the allocation of resources. The segment realignment had no impact on our condensed consolidated financial position or results of operations. Prior-period segment results have been recast to reflect our new reportable segments. See Note 17 for a summary of our revised reportable segments and summarized consolidated financial information by segment.
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

2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Summary of Significant Accounting Policies
Our significant accounting policies are detailed in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 2 to our Consolidated Financial Statements" within our 2023 Form 10-K. During the nine months ended September 30, 2024, we completed a restructuring of the entity that owns the Unlimited Vacation Club paid membership program business and sold 80% of the entity to an unrelated third party for $80 million. As a result of the transaction, we deconsolidated the entity as we no longer have a controlling financial interest, and we account for our remaining 20% ownership interest as an equity method investment in an unconsolidated hospitality venture (the "UVC Transaction"). For additional information about the UVC Transaction, see Note 4. Our accounting policies have been updated as follows:
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
Adopted Accounting Standards
Reference Rate Reform—In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2020-04 ("ASU 2020-04"), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions that we can elect to adopt, subject to meeting certain criteria, regarding contract modifications, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued Accounting Standards Update No. 2022-06 ("ASU 2022-06"), Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 was effective upon issuance and defers the sunset date of Topic 848 by two years, extending the provisions of ASU 2020-04 through December 31, 2024. During the year ended December 31, 2023, we adopted the provisions of ASU 2020-04. We amended certain LIBOR-based contracts during both the nine months ended September 30, 2024 and the year ended December 31, 2023. ASU 2020-04 did not materially impact our condensed consolidated financial statements upon adoption.
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
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
See Note 17 for our revenues disaggregated by the nature of the product or service.
Contract Balances
Contract assets, included in receivables, net on our condensed consolidated balance sheets, were insignificant at both September 30, 2024 and December 31, 2023. As our profitability hurdles are generally calculated on a full-year basis, we expect our contract assets to be insignificant at year end.
Contract liabilities were comprised of the following:

	September 30, 2024	December 31, 2023
Deferred revenue related to the loyalty program	$1,303	$1,130
Deferred revenue related to distribution and destination management services	547	719
Deferred revenue related to co-branded credit card programs	61	49
Advanced deposits	55	57
Initial fees received from franchise owners	45	45
Deferred revenue related to insurance programs	16	75
Deferred revenue related to the paid membership program (1)	—	1,204
Other deferred revenue	82	78
Total contract liabilities	$2,109	$3,357
(1) The change from December 31, 2023 is due to balances written off to gains (losses) on sales of real estate and other on our condensed consolidated statements of income during the nine months ended September 30, 2024 as a result of the UVC Transaction (see Note 4).

Revenue recognized during the three months ended September 30, 2024 and September 30, 2023 included in the contract liabilities balance at the beginning of each year was $190 million and $184 million, respectively. Revenue recognized during the nine months ended September 30, 2024 and September 30, 2023 included in the contract liabilities balance at the beginning of each year was $1,040 million and $1,058 million, respectively. This revenue primarily relates to distribution and destination management services and the loyalty program.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $120 million at September 30, 2024, approximately 10% of which we expect to recognize over the next 12 months, with the remainder to be recognized thereafter.
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
Equity Method Investments
Equity method investments were $272 million and $211 million at September 30, 2024 and December 31, 2023, respectively.

During the nine months ended September 30, 2024, we recognized $10 million of impairment charges, primarily related to one of our unconsolidated hospitality ventures in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income as the estimated fair value was less than the carrying value, and the impairment was deemed other than temporary. We estimated the fair value of our investment, which is classified as Level Three in the hierarchy, using an internally-developed cash flow model, which included assumptions and judgments regarding projected future cash flows, discount rate, and capitalization rate.
Unconsolidated hospitality venture in India—During the three months ended September 30, 2023, we acquired 50% of the outstanding shares of a third-party entity that owns three of our managed properties in India in exchange for the non-cash redemption of a held-to-maturity ("HTM") debt security. Upon completion, one of our unconsolidated hospitality ventures in India acquired 100% of the outstanding shares of the entity, and we recorded a $32 million equity method investment.
On September 28, 2023, our unconsolidated hospitality venture publicly filed a draft red herring prospectus with the Securities and Exchange Board of India in conjunction with a proposed initial public offering ("IPO") of equity shares, subject to market conditions and regulatory approvals. On February 28, 2024, our unconsolidated hospitality venture completed its IPO on the BSE Limited and National Stock Exchange of India Limited stock exchanges and issued 50,000,000 equity shares. Both prior and subsequent to the IPO, we hold 86,251,192 equity shares in the entity. At September 30, 2024, the aggregate value of our equity shares was $376 million based on the price per share of the principal market.
As a result of the IPO, our ownership interest in the unconsolidated hospitality venture was diluted from 50.0% to 38.8%. As we maintain the ability to significantly influence the operations of the entity, we recorded an increase to our equity method investment and recognized a $79 million non-cash pre-tax dilution gain in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income during the nine months ended September 30, 2024.
UVC Transaction—During the nine months ended September 30, 2024, we completed the UVC Transaction and accounted for the sale of our controlling financial interest in the entity as a business disposition. We received $41 million of proceeds, net of $39 million of cash disposed; recorded a $20 million equity method investment representing the fair value of our retained investment in the entity; and recorded $86 million of guarantee liabilities as described below. The transaction resulted in a $231 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income during the nine months ended September 30, 2024. We continue to manage the Unlimited Vacation Club business under a long-term management agreement and license and royalty agreement. The operating results of the Unlimited Vacation Club business prior to the UVC Transaction are reported within our distribution segment.
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
Additionally, we agreed to indemnify the unconsolidated hospitality venture, the primary obligor to the foreign taxing authorities, for obligations the entity may incur as a result of uncertain tax positions. Following the transaction, we accounted for the indemnification as a guarantee. We derecognized the long-term income taxes payable related to the uncertain tax positions and recorded a $61 million guarantee liability at fair value in other long-term liabilities on our condensed consolidated balance sheet. The fair value of the indemnification was estimated using a probability-based weighting approach to determine the likelihood of payment of the tax liability, penalties, and interest related to the 2013 through 2018 tax years. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, and expected timing of cash flows, which are primarily Level Three assumptions. At September 30, 2024, the indemnification for open tax years had a maximum exposure of $75 million.

The entity that owns the Unlimited Vacation Club business is classified as a VIE in which we hold a variable interest but are not the primary beneficiary, and we account for our common ownership interest as an equity method investment. At September 30, 2024, we had $73 million recorded in other long-term liabilities (see Note 11) on our condensed consolidated balance sheet related to our guaranteed obligations of this unconsolidated VIE. At September 30, 2024, our maximum exposure to loss was $145 million, which includes the maximum exposure under the aforementioned guarantee and indemnification (see Note 13).
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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value on our condensed consolidated balance sheets, were as follows:

	September 30, 2024	December 31, 2023
Loyalty program (Note 9)	$923	$807
Deferred compensation plans held in rabbi trusts (Note 9 and Note 11)	547	489
Captive insurance company (Note 9)	110	94
Total marketable securities held to fund operating programs	$1,580	$1,390
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents and short-term investments	(334)	(320)
Marketable securities held to fund operating programs included in other assets	$1,246	$1,070
At September 30, 2024 and December 31, 2023, marketable securities held to fund operating programs included:
•$490 million and $330 million, respectively, of available-for-sale ("AFS") debt securities with contractual maturity dates ranging from 2024 through 2069. The amortized cost of our AFS debt securities approximates fair value;
•$25 million, in both periods, of time deposits classified as HTM debt securities with a contractual maturity date in 2025. The amortized cost of our time deposits approximates fair value;
•$17 million and $15 million, respectively, of equity securities with a readily determinable fair value.

Net unrealized and realized gains (losses) from marketable securities held to fund operating programs recognized on our condensed consolidated financial statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$(5)	$(10)	$19	$21
Revenues for reimbursed costs (2)	(3)	(4)	8	11
Other income (loss), net (Note 19)	6	(5)	7	—
Other comprehensive income (loss) (Note 14)	15	—	9	—

Realized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$23	$1	$27	$5
Revenues for reimbursed costs (2)	11	1	13	3
Other income (loss), net (Note 19)	—	(1)	—	(1)
(1) Unrealized and realized gains and losses recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts are offset by amounts recognized in general and administrative expenses and owned and leased expenses with no impact on net income.
(2) Unrealized and realized gains and losses recognized in revenues for reimbursed costs related to investments held to fund rabbi trusts are offset by amounts recognized in reimbursed costs with no impact on net income.
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at cost or fair value, depending on the nature of the investment, on our condensed consolidated balance sheets, were as follows:

	September 30, 2024	December 31, 2023
Interest-bearing money market funds	$314	$284
Common shares in Playa N.V. (Note 9)	94	105
Time deposits (1)	40	11
Total marketable securities held for investment purposes	$448	$400
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(351)	(294)
Marketable securities held for investment purposes included in other assets	$97	$106
(1) Time deposits have contractual maturities on various dates through 2026. The amortized cost of our time deposits approximates fair value.
We hold common shares in Playa Hotels & Resorts N.V. ("Playa N.V."), which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. We did not sell any of these common shares during the nine months ended September 30, 2024 or September 30, 2023. Net unrealized gains (losses) recognized on our condensed consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other income (loss), net (Note 19)	$(8)	$(11)	$(11)	$9

Fair Value—We measure marketable securities at fair value on a recurring basis:

	September 30, 2024	Cash and cash equivalents	Short-term investments	Other assets
Level One—Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$622	$622	$—	$—
Mutual funds and exchange-traded funds	553	—	—	553
Common shares	105	—	—	105
Level Two—Significant Other Observable Inputs
Time deposits	65	24	13	28
U.S. government obligations	324	—	6	318
U.S. government agencies	24	—	—	24
Corporate debt securities	274	—	20	254
Mortgage-backed securities	26	—	—	26
Asset-backed securities	31	—	—	31
Municipal and provincial notes and bonds	4	—	—	4
Total	$2,028	$646	$39	$1,343

	December 31, 2023	Cash and cash equivalents	Short-term investments	Other assets
Level One—Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$599	$599	$—	$—
Mutual funds and exchange-traded funds	495	—	—	495
Common shares	114	—	—	114
Level Two—Significant Other Observable Inputs
Time deposits	36	—	10	26
U.S. government obligations	250	—	—	250
U.S. government agencies	37	—	—	37
Corporate debt securities	212	—	5	207
Mortgage-backed securities	19	—	—	19
Asset-backed securities	24	—	—	24
Municipal and provincial notes and bonds	4	—	—	4
Total	$1,790	$599	$15	$1,176
During the nine months ended September 30, 2024 and September 30, 2023, there were no transfers between levels of the fair value hierarchy. We do not have nonfinancial assets or nonfinancial liabilities required to be measured at fair value on a recurring basis.
Other Investments
HTM Debt Securities—We hold investments in third-party entities associated with certain of our hotels. The investments are redeemable on various dates through 2062 and recorded as HTM debt securities within other assets on our condensed consolidated balance sheets:

	September 30, 2024	December 31, 2023
HTM debt securities (1)	$279	$53
Less: allowance for credit losses	(9)	(13)
Total HTM debt securities, net of allowances	$270	$40
(1) At September 30, 2024, HTM debt securities included a $190 million preferred equity investment, net of a $36 million unamortized discount based on an imputed interest rate of 8.9% and a probability-weighted fair value adjustment related to our investment in the third-party entity that owns Hyatt Regency Orlando (see Note 7).

The following table summarizes the activity in our HTM debt securities allowance for credit losses:

	2024	2023
Allowance at January 1	$13	$31
Provisions (reversals), net (1)	(2)	2
Write-offs	(2)	(3)
Allowance at June 30	$9	$30
Reversals, net (1)	—	(17)
Allowance at September 30	$9	$13

(1) Provisions for credit losses were partially or fully offset by interest income recognized in the same periods (see Note 19).
We estimated the fair value of these HTM debt securities to be approximately $272 million and $41 million at September 30, 2024 and December 31, 2023, respectively. The fair values of our preferred equity investments, which are classified as Level Three in the fair value hierarchy, are estimated using probability-based discounted future cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is the selection of appropriate discount rates and probability weighting. Fluctuations in these assumptions could result in different estimates of fair value. The remaining HTM debt securities are classified as Level Two in the fair value hierarchy due to the use and weighting of multiple market inputs being considered in the final price of the security.
Convertible Debt Security—During the nine months ended September 30, 2023, we invested in a $30 million convertible debt security associated with a franchised property, which is classified as AFS and recorded in other assets on our condensed consolidated balance sheets. The investment has a contractual maturity date in 2029. The convertible debt investment is remeasured at fair value on a recurring basis and is classified as Level Three in the fair value hierarchy. We estimated the fair value of this investment to be $42 million and $39 million at September 30, 2024 and December 31, 2023, respectively. The fair value is estimated using a discounted future cash flow model, and the primary sensitivity in the model is the selection of an appropriate discount rate. Fluctuations in our assumptions could result in different estimates of fair value. Net unrealized gains recognized on our condensed consolidated financial statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other comprehensive income (loss) (Note 14)	$2	$7	$3	$7
Equity Securities Without a Readily Determinable Fair Value—At September 30, 2024 and December 31, 2023, we held $17 million and $16 million, respectively, of investments in equity securities without a readily determinable fair value, which are recorded within other assets on our condensed consolidated balance sheets and represent investments in entities where we do not have the ability to significantly influence the operations of the entity.
5.    PROPERTY AND EQUIPMENT, NET
At September 30, 2024 and December 31, 2023, we had $1,634 million and $2,340 million, respectively, of net property and equipment recorded on our condensed consolidated balance sheets.
During the three and nine months ended September 30, 2024, we identified changes in circumstances that indicated that the carrying values of certain assets may not be recoverable. We assessed the recoverability of the net book values and determined that the carrying values of certain assets were not fully recoverable. We then estimated the fair values of these assets, which are classified as Level Three in the hierarchy, using pending third-party offers or internally-developed cash flow models, which incorporated cash flow assumptions based on current economic trends, historical experience, and future growth projections. We determined that the carrying values of certain assets were in excess of the fair values, and we recognized $21 million and $5 million of impairment charges related to property and equipment and operating lease right-of-use assets, respectively. The impairment charges were recognized in asset impairments on our condensed consolidated statements of income during the three and nine months ended September 30, 2024 within our owned and leased segment.

6.    RECEIVABLES
Receivables
At September 30, 2024 and December 31, 2023, we had $960 million and $883 million, respectively, of net receivables recorded on our condensed consolidated balance sheets.
The following table summarizes the activity in our receivables allowance for credit losses:

	2024	2023
Allowance at January 1	$50	$63
Write-offs	(4)	(4)
Provisions (reversals), net	3	(4)
Allowance at June 30	$49	$55
Provisions, net	5	—
Write-offs	(1)	(1)
Allowance at September 30	$53	$54
Financing Receivables

	September 30, 2024	December 31, 2023
Unsecured financing to hotel owners (1)	$239	$137
Secured financing to hotel owners (2)	133	—
Total financing receivables	$372	$137
Less: current portion of financing receivables included in receivables, net	(23)	(22)
Less: allowance for credit losses (3)	(39)	(42)
Total long-term financing receivables, net of allowances	$310	$73
(1) At September 30, 2024, unsecured financing included a $35 million loan, net of a $15 million unamortized discount based on an imputed interest rate of 9.5%, related to the seller financing issued in conjunction with the sale of an undeveloped land parcel (see Note 7).

(2) Comprised of senior and junior secured mortgage loans collateralized by underlying hotel properties, including an $85 million loan purchased and a 41 million Swiss Francs ("CHF") loan issued in conjunction with the sale of Park Hyatt Zurich (see Note 7).

(3) At September 30, 2024, there was no allowance for credit losses recorded for secured financing to hotel owners.
Allowance for Credit Losses—The following table summarizes the activity in our unsecured financing receivables allowance for credit losses:

	2024	2023
Allowance at January 1	$42	$44
Write-offs	(3)	(2)
Foreign currency exchange, net	(1)	—
Reversals, net	—	(2)
Allowance at June 30	$38	$40
Provisions, net	1	—
Allowance at September 30	$39	$40
Credit Monitoring—Our unsecured financing receivables were as follows:

	September 30, 2024
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$232	$(37)	$195	$22
Other financing arrangements	7	(2)	5	—
Total unsecured financing receivables	$239	$(39)	$200	$22

	December 31, 2023
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$128	$(39)	$89	$22
Other financing arrangements	9	(3)	6	—
Total unsecured financing receivables	$137	$(42)	$95	$22
Fair Value—We estimated the fair value of financing receivables to be approximately $366 million and $133 million at September 30, 2024 and December 31, 2023, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using discounted future cash flow models. The principal inputs used are projected future cash flows and the discount rate, which is generally the effective interest rate of the loan.
7.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
me and all hotels—During the nine months ended September 30, 2024, we acquired the me and all hotels brand name from an unrelated third party for approximately $28 million, inclusive of closing costs. Upon completion of the asset acquisition, we recorded an indefinite-lived brand intangible within intangibles, net on our condensed consolidated balance sheet (see Note 8).
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
We closed on the transaction on June 2, 2023 and paid cash of £58 million (approximately $72 million).
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
Our condensed consolidated balance sheets at both September 30, 2024 and December 31, 2023 reflect estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired were estimated using discounted future cash flow models, the relief from royalty method, or a cost-based approach. Depending on the valuation method, these estimates include revenue projections based on long-term growth rates, expected attrition, historical cost information, and/or an obsolescence factor, all of which are primarily Level Three assumptions. The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
During the nine months ended September 30, 2024, the fair values of certain assets acquired and liabilities assumed were finalized, which resulted in insignificant measurement period adjustments.

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

Our condensed consolidated balance sheets at both September 30, 2024 and December 31, 2023 reflect estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired were estimated using either discounted future cash flow models or the relief from royalty method, both of which include revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three assumptions. The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
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
Dispositions
Hyatt Regency Orlando—During the three months ended September 30, 2024, we sold Hyatt Regency Orlando and an adjacent undeveloped land parcel to an unrelated third party. We received $723 million of cash consideration, net of cash disposed, closing costs, and proration adjustments, and accounted for the transaction as an asset disposition.
In conjunction with the sale, we received a $265 million preferred equity investment in the parent of the third-party entity that owns the property. Upon sale, we estimated the fair value of our preferred equity investment, which is redeemable at our option on various dates starting in 2030, to be approximately $188 million and recorded a HTM debt security within other assets on our condensed consolidated balance sheet (see Note 4). The fair value was estimated using a probability-based discounted future cash flow model and includes assumptions and judgments regarding the probability weighting, discount rates, and expected timing of payments, which are primarily Level Three assumptions.
Additionally, we provided $50 million of seller financing with an initial maturity date of five years for the adjacent undeveloped land parcel. Upon sale, we estimated the fair value of the seller financing to be approximately $34 million and recorded an unsecured financing receivable on our condensed consolidated balance sheet (see Note 6). The fair value was estimated using a discounted future cash flow model and includes assumptions and judgments regarding the discount rate and expected timing of payments, which are primarily Level Three assumptions.

Upon sale, we entered into a long-term management agreement for the property and a development agreement for the adjacent undeveloped land parcel. The sale resulted in a $514 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income during the three months ended September 30, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Park Hyatt Zurich—During the nine months ended September 30, 2024, we sold Park Hyatt Zurich to an unrelated third party and accounted for the transaction as an asset disposition. We received proceeds of CHF 220 million (approximately $244 million), net of closing costs and proration adjustments, and issued a CHF 41 million (approximately $45 million) secured financing receivable with an initial maturity date of five years (see Note 6). Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $257 million pre-tax gain, including the reclassification of $6 million of currency translation gains from accumulated other comprehensive loss (see Note 14), which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income during the nine months ended September 30, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Hyatt Regency San Antonio Riverwalk—During the nine months ended September 30, 2024, we sold Hyatt Regency San Antonio Riverwalk to an unrelated third party for $226 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $100 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income during the nine months ended September 30, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Hyatt Regency Green Bay—During the nine months ended September 30, 2024, we sold Hyatt Regency Green Bay to an unrelated third party for $3 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term franchise agreement for the property. The sale resulted in a $4 million pre-tax loss, which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income during the nine months ended September 30, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Hyatt Regency Aruba Resort Spa and Casino—During the nine months ended September 30, 2024, we sold the shares of the entities that own Hyatt Regency Aruba Resort Spa and Casino to an unrelated third party and accounted for the transaction as an asset disposition. We received $173 million of proceeds, net of cash disposed, closing costs, and proration adjustments, and issued a $41 million unsecured financing receivable with an initial maturity date of five years (see Note 6). Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $172 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income during the nine months ended September 30, 2024. In connection with the disposition, we recognized a $15 million goodwill impairment charge in asset impairments on our condensed consolidated statements of income during the nine months ended September 30, 2024. The assets disposed represented the entirety of the reporting unit and therefore, no business operations remained to support the related goodwill, which was therefore impaired. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment. At December 31, 2023, we classified the assets and liabilities as held for sale on our condensed consolidated balance sheet.
Destination Residential Management—During the three months ended September 30, 2023, we sold our interests in the entities that own the Destination Residential Management business to an unrelated third party for $2 million of base consideration, subject to customary adjustments related to working capital and indebtedness, and up to an additional $48 million of contingent consideration. The contingent consideration will be earned within two years following the sale upon the achievement of certain performance-based metrics and the extensions of certain contracts related to the rental programs and/or homeowner associations. Upon sale, we recorded a $28 million contingent consideration receivable at fair value in other assets on our condensed consolidated balance sheet.
The fair value of the contingent consideration receivable was estimated using a Monte Carlo simulation to model the likelihood of achieving the performance-based metrics and a probability-based weighting approach to determine the likelihood of extending certain contracts. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, operating results, and expected timing of payments, which are primarily Level Three assumptions. We did not recognize any changes related to the carrying value of the contingent consideration receivable on our condensed consolidated statements of income during the three and nine months ended September 30, 2024 and September 30, 2023.
The transaction was accounted for as a business disposition, and we recognized a $19 million pre-tax gain in gains (losses) on sales of real estate and other on our condensed consolidated statements of income during the three months ended September 30, 2023. In conjunction with the disposition, we transferred $10 million of cash to the buyer related to advanced deposits. The operating results and financial position of this business prior to the sale remain within our management and franchising segment.
8.    INTANGIBLES, NET

		September 30, 2024
	Weighted- average useful lives in years	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	15	$889	$(296)	$593
Brand and other indefinite-lived intangibles	—	638	—	638
Customer relationships intangibles	10	411	(141)	270
Other intangibles	11	33	(8)	25
Total		$1,971	$(445)	$1,526

	December 31, 2023
	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	$906	$(248)	$658
Brand and other indefinite-lived intangibles	608	—	608
Customer relationships intangibles	620	(243)	377
Other intangibles	33	(6)	27
Total	$2,167	$(497)	$1,670

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense	$31	$44	$98	$133
During the three and nine months ended September 30, 2024, we recognized $9 million and $11 million, respectively, of impairment charges, and during the three and nine months ended September 30, 2023, we recognized $5 million and $12 million, respectively, of impairment charges in asset impairments on our condensed consolidated statements of income. The impairment charges were primarily related to management and franchise agreement intangibles and were a result of contract terminations within our management and franchising segment.

9.    OTHER ASSETS

	September 30, 2024	December 31, 2023
Management and hotel services agreement and franchise agreement assets constituting payments to customers (1)	$962	$896
Marketable securities held to fund the loyalty program (Note 4)	622	495
Marketable securities held to fund rabbi trusts (Note 4)	547	489
Long-term investments (Note 4)	332	96
Common shares in Playa N.V. (Note 4)	94	105
Marketable securities held for captive insurance company (Note 4)	77	86
Deferred costs related to the paid membership program	—	194
Other	119	116
Total other assets	$2,753	$2,477
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.
10.    DEBT
At September 30, 2024 and December 31, 2023, we had $3,142 million and $3,056 million, respectively, of total debt, which included $455 million and $751 million, respectively, recorded in current maturities of long-term debt on our condensed consolidated balance sheets.
Senior Notes Issuances—During the nine months ended September 30, 2024, we issued $450 million of 5.250% senior notes due 2029 (the "2029 Notes") at an issue price of 99.496% and $350 million of 5.500% senior notes due 2034 (the "2034 Notes") at an issue price of 98.860%. We received approximately $786 million of net proceeds from the sale, after deducting $14 million of underwriting discounts and other offering expenses. We used the net proceeds from the senior notes issuance to repay the outstanding balance on the $750 million of 1.800% senior notes due 2024 (the "2024 Notes"), as described below. Interest is payable semi-annually on June 30 and December 30 of each year.
During the three months ended September 30, 2023, we issued $600 million of 5.750% senior notes due 2027 (the "2027 Notes") at an issue price of 99.975%. We received approximately $596 million of net proceeds from the sale, after deducting $4 million of underwriting discounts and other offering expenses. We used the net proceeds from the senior notes issuance, together with cash on hand, to repay the outstanding balance on the $700 million of 1.300% senior notes due 2023 (the "2023 Notes"), as described below. Interest is payable semi-annually on January 30 and July 30 of each year.
Senior Notes Repayments and Repurchases—During the three months ended September 30, 2024, we repaid the 2024 Notes, of which there was $746 million outstanding, at maturity for approximately $753 million, inclusive of $7 million of accrued interest. During the three months ended September 30, 2023, we repaid the 2023 Notes, of which there was $638 million outstanding, at maturity for approximately $642 million, inclusive of $4 million of accrued interest. Additionally, during the nine months ended September 30, 2023, we repurchased $18 million of the 2023 Notes in the open market.
Term Loan—During the nine months ended September 30, 2024, we entered into a credit agreement with Bank of America to correspond with the total amount of the secured financing receivable we issued to the buyer in conjunction with the sale of Park Hyatt Zurich (see Note 7) for a CHF 41 million (approximately $48 million outstanding at September 30, 2024) variable rate term loan, which matures in 2029.
Revolving Credit Facility—During both the nine months ended September 30, 2024 and September 30, 2023, we had no borrowings or repayments on our revolving credit facility. At both September 30, 2024 and December 31, 2023, we had no balance outstanding. At September 30, 2024, we had $1,497 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding.

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

	September 30, 2024
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$3,160	$3,218	$—	$3,145	$73
(1) Excludes $5 million of finance lease obligations and $23 million of unamortized discounts and deferred financing fees.

	December 31, 2023
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$3,063	$3,062	$—	$3,032	$30
(2) Includes the 2024 Notes and excludes $6 million of finance lease obligations and $13 million of unamortized discounts and deferred financing fees.
11.    OTHER LONG-TERM LIABILITIES

	September 30, 2024	December 31, 2023
Deferred compensation plans funded by rabbi trusts (Note 4)	$547	$489
Income taxes payable	402	407
Guarantee liabilities (Note 13)	238	142
Contingent consideration liability (Note 13)	95	115
Self-insurance liabilities (Note 13)	82	73
Deferred income taxes (Note 12)	48	66
Other	68	59
Total other long-term liabilities	$1,480	$1,351

12.    TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Provision for income taxes	$137	$33	$259	$107
The increase in the provision for income taxes during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was primarily driven by the sale of Hyatt Regency Orlando and an adjacent undeveloped land parcel. The increase in the provision for income taxes during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily driven by the aforementioned sale as well as the earnings impact from the sales of Hyatt Regency Aruba Resort Spa and Casino, Park Hyatt Zurich, and Hyatt Regency San Antonio Riverwalk as well as the UVC Transaction. This was offset by a non-cash tax benefit as a result of the release of a valuation allowance on certain foreign deferred tax assets in 2024.
We are subject to audits by federal, state, and foreign tax authorities. U.S. tax years 2018 through 2020 are currently under field exam. U.S. tax years 2009 through 2011 have been subject to a U.S. Tax Court case concerning the tax treatment of the loyalty program in which the Internal Revenue Service is asserting that loyalty program contributions are taxable income to the Company. U.S. tax years 2012 through 2017 are pending the outcome of the U.S. Tax Court.
The Tax Court issued an opinion on October 2, 2023 related to the aforementioned case and determined that the Company must recognize approximately $12 million in net taxable income for the tax years 2009 through 2011, but that the Company need not recognize approximately $228 million in net taxable income related to tax years that preceded 2009. The Tax Court entered its decision on September 13, 2024. The Company is evaluating the Tax Court's decision and potential appeal options. In order to appeal the Tax Court's ruling, the Company would be required to pay the tax liability and interest related to the 2009 through 2011 tax years as determined by the Tax Court, which is estimated to be $2 million. If the Company were to appeal and the Tax Court's opinion is upheld on appeal, the estimated income tax payment due for the subsequent years 2012 through 2024 is $269 million, including $42 million of estimated interest, net of federal benefit. We believe we have an adequate uncertain tax liability recorded in accordance with Accounting Standards Codification 740, Income Taxes, for this matter and believe that the ultimate outcome of this matter will not have a material effect on our consolidated financial position, results of operations, or liquidity.
At September 30, 2024 and December 31, 2023, total unrecognized tax benefits recorded in other long-term liabilities on our condensed consolidated balance sheets were $318 million and $301 million, respectively, of which $105 million and $120 million, respectively, would impact the effective tax rate, if recognized. While it is reasonably possible that the amount of uncertain tax benefits associated with the U.S. treatment of the loyalty program could significantly change within the next 12 months, at this time, we are not able to estimate the range by which the reasonably possible outcomes of the pending litigation could impact our uncertain benefits within the next 12 months.
Through a prior acquisition, we assumed an assessment of additional corporate income tax from the Mexican tax authorities, which was in the process of being appealed, primarily related to disallowed deductions taken on historical tax returns. During the nine months ended September 30, 2024, our request for appeal to a higher court for one of the tax years was denied, and the assessment was finalized. At September 30, 2024, we had a $18 million tax liability recorded in other long-term liabilities on our condensed consolidated balance sheet in connection with this matter. Our filing position for the additional tax years and matters assessed is more likely than not to be sustained. As the tax benefit that is more than 50% likely of being realized upon settlement is zero, we recorded a $14 million uncertain tax liability in other long-term liabilities on our condensed consolidated balance sheet at September 30, 2024.
Further, the Mexican tax authorities disallowed credits taken on historical tax returns and applied value added taxes to certain transactions. In accordance with Accounting Standards Codification 450, Contingencies, we have not recorded a liability associated with the additional value added tax as we do not believe a loss is probable. At September 30, 2024, our maximum exposure is not expected to exceed $12 million.

13.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety and other bonds, and letter of credit agreements.
Commitments—At September 30, 2024, we are committed, under certain conditions, to lend, provide certain consideration to, or invest in various business ventures up to $564 million, net of any related letters of credit.
Performance Guarantees—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. Except as described below, at September 30, 2024, our performance guarantees had $133 million of remaining maximum exposure and expire between 2024 and 2042.
Through acquisitions, we acquired certain management and hotel services agreements with performance guarantees based on annual performance levels and with expiration dates between 2027 and 2045. Contract terms within certain management and hotel services agreements limit our exposure, and therefore, we are unable to reasonably estimate our maximum potential future payments.
At September 30, 2024 and December 31, 2023, we had $104 million and $99 million, respectively, of total performance guarantee liabilities, which included $96 million and $91 million, respectively, recorded in other long-term liabilities. At both September 30, 2024 and December 31, 2023, we had $8 million recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
Additionally, we enter into certain management and hotel services agreements where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the contract. At September 30, 2024 and December 31, 2023, we had $5 million and an insignificant amount, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to these performance cure payments.
Debt Repayment Guarantees—We enter into various debt repayment guarantees in order to assist third-party owners, franchisees, and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Geographical region	Maximum potential future payments (1)	Maximum exposure net of recoverability from third parties (1)	Other long-term liabilities recorded at September 30, 2024	Other long-term liabilities recorded at December 31, 2023	Year of guarantee expiration (2)
United States (3), (4)	$160	$40	$55	$30	various, through 2030
All foreign (3)	57	34	15	21	various, through 2034
Total	$217	$74	$70	$51
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
At September 30, 2024, we are not aware, nor have we received any notification, that our third-party owners, franchisees, or unconsolidated hospitality ventures are not current on their debt service obligations where we have provided a debt repayment guarantee.
Other Guarantees—We may be obligated to fund up to $145 million related to certain guarantees as a result of the UVC Transaction (see Note 4). At September 30, 2024, we had $72 million of guarantee liabilities recorded in other long-term liabilities on our condensed consolidated balance sheet associated with these guarantees.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $253 million and $148 million at September 30, 2024 and December 31, 2023, respectively. Based on the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.

Contingent Consideration Fair Value—We may pay up to an additional $175 million of contingent consideration through 2028 as a result of our acquisition of Dream Hotel Group (see Note 7). At September 30, 2024, we had $174 million of potential future consideration remaining. The contingent consideration liability, which is remeasured at fair value on a recurring basis and is classified as Level Three in the fair value hierarchy, is recorded in other long-term liabilities on our condensed consolidated balance sheets. The following table summarizes the change in fair value recognized in other income (loss), net on our condensed consolidated statements of income:

	2024	2023
Fair value at January 1	$115	$—
Fair value as of acquisition date (Note 7)	—	107
Change in fair value (Note 19)	(11)	(1)
Fair value at June 30	$104	$106
Change in fair value (Note 19)	(9)	2
Payments	—	(1)
Fair value at September 30 (Note 11)	$95	$107
Insurance—We obtain insurance for potential losses from general liability, property, automobile, aviation, environmental, workers' compensation, employment practices, crime, cyber, and other miscellaneous risks. A portion of these risks is retained through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance company to be paid within 12 months are $45 million and $41 million at September 30, 2024 and December 31, 2023, respectively, and are recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Reserves for losses in our captive insurance company to be paid in future periods are $82 million and $73 million at September 30, 2024 and December 31, 2023, respectively, and are recorded in other long-term liabilities on our condensed consolidated balance sheets (see Note 11).
Collective Bargaining Agreements—At September 30, 2024, approximately 21% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between various unions and us. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety and Other Bonds—Surety and other bonds issued on our behalf were $268 million at September 30, 2024 and primarily relate to our insurance programs, litigation, customer deposits associated with ALG Vacations, taxes, licenses, liens, and utilities for our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at September 30, 2024 were $104 million, which primarily relate to our ongoing operations, collateral for customer deposits associated with ALG Vacations, collateral for estimated insurance claims, and securitization of our performance under certain debt repayment guarantees, which are only called on if the borrower defaults on its obligations. Of the letters of credit outstanding, $3 million reduces the available capacity under our revolving credit facility (see Note 10).
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
We are subject to various claims and contingencies arising in the normal course of business, which are primarily related to lawsuits and taxes (see Note 12), as well as commitments under contractual obligations. Many of these claims are covered under our current insurance programs, subject to deductibles. We record a liability when the loss is probable and reasonably estimable and if the loss is recoverable, we record a receivable when the realization of the claim is probable. Based on information currently available, we do not expect the ultimate resolution of such claims and litigation to have a material effect on our condensed consolidated financial statements.
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recorded a liability in connection with this matter. At September 30, 2024, our maximum exposure is not expected to exceed $19 million.

14.    EQUITY
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax impacts, were as follows:

	Balance at July 1, 2024	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at September 30, 2024
Foreign currency translation adjustments	$(209)	$29	$—	$(180)
AFS debt securities unrealized fair value adjustments	—	13	—	13
Pension liabilities adjustments	(2)	—	—	(2)
Derivative instrument adjustments (1)	(22)	—	1	(21)
Accumulated other comprehensive loss	$(233)	$42	$1	$(190)

(1) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks.
	Balance at January 1, 2024	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at September 30, 2024
Foreign currency translation adjustments (2)	$(156)	$(21)	$(3)	$(180)
AFS debt securities unrealized fair value adjustments	4	9	—	13
Pension liabilities adjustment (3)	—	—	(2)	(2)
Derivative instrument adjustments (4)	(23)	(1)	3	(21)
Accumulated other comprehensive loss	$(175)	$(13)	$(2)	$(190)
(2) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in equity earnings (losses) from unconsolidated hospitality ventures related to the dilution of our ownership interest in an unconsolidated hospitality venture in India (see Note 4) and realized gains recognized in gains (losses) on sales of real estate and other related to the sale of Park Hyatt Zurich (see Note 7).

(3) The amount reclassified from accumulated other comprehensive loss primarily included realized gains recognized in gains (losses) on sales of real estate and other related to the UVC Transaction (see Note 4) and the sale of Park Hyatt Zurich (see Note 7).

(4) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks. We expect to reclassify $5 million of losses, net of insignificant tax impacts, over the next 12 months.

	Balance at July 1, 2023	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at September 30, 2023
Foreign currency translation adjustments	$(168)	$(26)	$—	$(194)
AFS debt securities unrealized fair value adjustments (5)	(11)	2	3	(6)
Derivative instrument adjustments (6)	(27)	1	2	(24)
Accumulated other comprehensive loss	$(206)	$(23)	$5	$(224)
(5) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in other income (loss), net related to marketable securities held for our captive insurance company (see Note 19).

(6) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks.
	Balance at January 1, 2023	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at September 30, 2023
Foreign currency translation adjustments	$(202)	$8	$—	$(194)
AFS debt securities unrealized fair value adjustments (7)	(11)	2	3	(6)
Derivative instrument adjustments (8)	(29)	1	4	(24)
Accumulated other comprehensive loss	$(242)	$11	$7	$(224)
(7) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in other income (loss), net related to marketable securities held for our captive insurance company (see Note 19).

(8) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks.
Share Repurchases—On December 18, 2019, May 10, 2023, and May 8, 2024, our board of directors authorized repurchases of up to $750 million, $1,055 million, and $1,000 million, respectively, of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction, at prices we deem appropriate and subject to market conditions, applicable law, and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A and Class B common stock. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock, and the program may be suspended or discontinued at any time. At September 30, 2024, we had $982 million remaining under the total share repurchase authorization.
During the nine months ended September 30, 2024, we repurchased 7,923,062 shares of Class A and Class B common stock. The shares of common stock were repurchased at a weighted-average price of $148.81 per share for an aggregate purchase price of $1,179 million, excluding insignificant related expenses. The shares of Class A common stock repurchased in the open market were retired and returned to the status of authorized and unissued shares, while the shares of Class B common stock repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares retired (see Note 16).
During the nine months ended September 30, 2023, we repurchased 3,233,926 shares of Class A common stock. The shares of common stock were repurchased at a weighted-average price of $110.72 per share for an aggregate purchase price of $358 million, excluding insignificant related expenses. The shares repurchased included the repurchase of 106,116 shares for $9 million, which was initiated prior to December 31, 2022, but settled during the nine months ended September 30, 2023.
Dividend—The following tables summarize dividends declared to Class A and Class B stockholders of record:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Class A common stock	$6	$7	$20	$14
Class B common stock	9	9	26	18
Total cash dividends declared	$15	$16	$46	$32

Date declared	Dividend per share amount for Class A and Class B	Date of record	Date paid
February 14, 2024	$0.15	February 28, 2024	March 12, 2024
May 9, 2024	$0.15	May 29, 2024	June 11, 2024
August 6, 2024	$0.15	August 27, 2024	September 10, 2024
15.    STOCK-BASED COMPENSATION
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
SARs	$1	$1	$14	$12
RSUs	6	7	28	32
PSUs	2	4	13	16
Total	$9	$12	$55	$60
SARs—During the nine months ended September 30, 2024, we granted 223,410 SARs to employees with a weighted-average grant date fair value of $68.77. During the nine months ended September 30, 2023, we granted 284,912 SARs to employees with a weighted-average grant date fair value of $48.54.
RSUs—During the nine months ended September 30, 2024, we granted 301,104 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $156.34. During the nine months ended September 30, 2023, we granted 469,981 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $111.07.
PSUs—During the nine months ended September 30, 2024, we granted 64,776 PSUs to employees with a weighted-average grant date fair value of $164.99. During the nine months ended September 30, 2023, we granted 133,383 PSUs to employees with a weighted-average grant date fair value of $120.64.
Our total unearned compensation for our stock-based compensation programs at September 30, 2024 was $3 million for SARs, $36 million for RSUs, and $18 million for PSUs, which will be recognized in general and administrative expenses, distribution expenses, and transaction and integration costs over a weighted-average period of two years with respect to SARs and PSUs and three years with respect to RSUs.
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
16.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout 2024 and 2023 is the brother-in-law of our Executive Chairman. During the three and nine months ended September 30, 2024, we incurred $5 million and $16 million, respectively, of legal fees with this firm. During the three and nine months ended September 30, 2023, we incurred $3 million and $10 million, respectively, of legal fees with this firm. At September 30, 2024 and December 31, 2023, we had $7 million and $2 million, respectively, due to the law firm.
Equity Method Investments—We have equity method investments in entities that own, operate, manage, or franchise properties or other hospitality-related businesses, including the Unlimited Vacation Club paid membership program, for which we receive management, franchise, license, or royalty fees. We recognized $22 million and $5 million of fee revenues during the three months ended September 30, 2024 and September 30, 2023, respectively. During the nine months ended September 30, 2024 and September 30, 2023, we recognized $61 million and $17 million, respectively, of fee revenues. In addition, in some cases we provide loans (see Note 6) or guarantees (see Note 4 and Note 13) to these entities. During the three months ended September 30, 2024 and September 30, 2023, we recognized an insignificant amount and $1 million, respectively, of income related to these guarantees. During the nine months ended September 30, 2024 and September 30, 2023, we recognized $1 million and $4 million, respectively, of income related to these guarantees. At September 30, 2024 and December 31, 2023, we had $92 million and $43 million, respectively, of net receivables due from these entities, inclusive of $42 million and $21 million, respectively, classified as financing receivables on our condensed consolidated balance sheets. Our ownership interest in these unconsolidated hospitality ventures varies from 20% to 50%.
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
Class B Share Conversion—During the nine months ended September 30, 2024, 1,379,064 shares of Class B common stock were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.
Class B Share Repurchase—During the nine months ended September 30, 2024, we repurchased 3,629,480 shares of Class B common stock at a weighted-average price of $154.66 per share, for an aggregate purchase price of approximately $561 million. The shares of Class B common stock were repurchased in privately negotiated transactions from a limited liability company owned directly and indirectly by trusts for the benefit of certain Pritzker family members, a private foundation affiliated with certain Pritzker family members, and a charitable trust affiliated with certain Pritzker family members, and were retired, thereby reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.
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

During the nine months ended September 30, 2024, we revised our definition of Adjusted EBITDA to exclude transaction and integration costs (see Note 1), and we recast prior-period results to provide comparability. The revised definition excludes transaction costs previously recognized in general and administrative expenses and integration costs. Previously, only transaction costs recognized in gains (losses) on sales of real estate and other and other income (loss), net were excluded from Adjusted EBITDA. As these costs may vary in frequency or magnitude, we believe the revised definition presents a more representative measure of our core operations, assists in the comparability of results, and provides information consistent with how our management evaluates operating performance.
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
Summarized consolidated financial information by segment was as follows:

	Three Months Ended September 30, 2024
	Management and franchising	Owned and leased	Distribution	Overhead	Eliminations	Total
Base management fees	$105	$—	$—	$—	$(8)	$97
Incentive management fees	53	—	—	—	(1)	52
Franchise and other fees	121	—	—	—	(2)	119
Gross fees	279	—	—	—	(11)	268
Contra revenue	(27)	—	—	—	—	(27)
Net fees	252	—	—	—	(11)	241
Rooms and packages	—	201	—	—	(3)	198
Food and beverage	—	58	—	—	—	58
Other	—	31	—	—	—	31
Owned and leased	—	290	—	—	(3)	287
Distribution	—	—	221	—	—	221
Other revenues	12	—	—	—	1	13
Revenues for reimbursed costs	867	—	—	—	—	867
Total revenues	$1,131	$290	$221	$—	$(13)	$1,629

Intersegment revenues (1)	$10	$3	$—	$—	$—	$13
Adjusted EBITDA	$210	$63	$38	$(36)	$—	$275
Depreciation and amortization	$19	$37	$17	$8	$—	$81
(1) Intersegment revenues are included in gross fee revenues, owned and leased revenues, and other revenues and eliminated in Eliminations.

	Nine Months Ended September 30, 2024
	Management and franchising	Owned and leased	Distribution	Overhead	Eliminations	Total
Base management fees	$321	$—	$—	$—	$(26)	$295
Incentive management fees	178	—	—	—	(8)	170
Franchise and other fees	345	—	—	—	(5)	340
Gross fees	844	—	—	—	(39)	805
Contra revenue	(56)	—	—	—	—	(56)
Net fees	788	—	—	—	(39)	749
Rooms and packages	—	598	—	—	(17)	581
Food and beverage	—	222	—	—	—	222
Other	—	107	—	—	—	107
Owned and leased	—	927	—	—	(17)	910
Distribution	—	—	818	—	—	818
Other revenues	31	—	26	—	1	58
Revenues for reimbursed costs	2,511	—	—	—	—	2,511
Total revenues	$3,330	$927	$844	$—	$(55)	$5,046

Intersegment revenues (2)	$38	$17	$—	$—	$—	$55
Adjusted EBITDA	$635	$204	$120	$(119)	$1	$841
Depreciation and amortization	$57	$121	$56	$23	$—	$257
(2) Intersegment revenues are included in gross fee revenues, owned and leased revenues, and other revenues and eliminated in Eliminations.

	Three Months Ended September 30, 2023
	Management and franchising	Owned and leased	Distribution	Overhead	Eliminations	Total
Base management fees	$104	$—	$—	$—	$(10)	$94
Incentive management fees	54	—	—	—	(3)	51
Franchise and other fees	100	—	—	—	(2)	98
Gross fees	258	—	—	—	(15)	243
Contra revenue	(12)	—	—	—	—	(12)
Net fees	246	—	—	—	(15)	231
Rooms and packages	—	225	—	—	(8)	217
Food and beverage	—	73	—	—	—	73
Other	—	39	—	—	—	39
Owned and leased	—	337	—	—	(8)	329
Distribution	—	—	229	—	—	229
Other revenues	28	—	50	—	1	79
Revenues for reimbursed costs	754	—	—	—	—	754
Total revenues	$1,028	$337	$279	$—	$(22)	$1,622

Intersegment revenues (3)	$14	$8	$—	$—	$—	$22
Adjusted EBITDA	$192	$72	$31	$(42)	$—	$253
Depreciation and amortization	$19	$45	$29	$7	$—	$100
(3) Intersegment revenues are included in gross fee revenues, owned and leased revenues, and other revenues and eliminated in Eliminations.

	Nine Months Ended September 30, 2023
	Management and franchising	Owned and leased	Distribution	Overhead	Eliminations	Total
Base management fees	$310	$—	$—	$—	$(29)	$281
Incentive management fees	179	—	—	—	(12)	167
Franchise and other fees	278	—	—	—	(6)	272
Gross fees	767	—	—	—	(47)	720
Contra revenue	(34)	—	—	—	—	(34)
Net fees	733	—	—	—	(47)	686
Rooms and packages	—	647	—	—	(23)	624
Food and beverage	—	242	—	—	—	242
Other	—	118	—	—	—	118
Owned and leased	—	1,007	—	—	(23)	984
Distribution	—	—	832	—	—	832
Other revenues	103	—	134	—	1	238
Revenues for reimbursed costs	2,267	—	—	—	—	2,267
Total revenues	$3,103	$1,007	$966	$—	$(69)	$5,007

Intersegment revenues (4)	$46	$23	$—	$—	$—	$69
Adjusted EBITDA	$577	$230	$123	$(125)	$1	$806
Depreciation and amortization	$58	$136	$84	$19	$—	$297
(4) Intersegment revenues are included in gross fee revenues, owned and leased revenues, and other revenues and eliminated in Eliminations.
The table below provides a reconciliation of net income attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to Hyatt Hotels Corporation	$471	$68	$1,352	$194
Interest expense	50	41	128	105
Provision for income taxes	137	33	259	107
Depreciation and amortization	81	100	257	297
Contra revenue	27	12	56	34
Revenues for reimbursed costs	(867)	(754)	(2,511)	(2,267)
Reimbursed costs	881	764	2,570	2,302
Transaction and integration costs	8	8	26	31
Equity (earnings) losses from unconsolidated hospitality ventures	13	(7)	(32)	(4)
Stock-based compensation expense (Note 15) (1)	9	12	55	60
(Gains) losses on sales of real estate and other	(514)	(18)	(1,267)	(18)
Asset impairments	35	6	52	13
Other (income) loss, net	(70)	(26)	(152)	(93)
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	14	14	48	45
Adjusted EBITDA	$275	$253	$841	$806
(1) Includes amounts recognized in general and administrative expenses and distribution expenses.

18.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per Class A and Class B share, including a reconciliation of the numerator and denominator, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$471	$68	$1,352	$194
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$471	$68	$1,352	$194
Denominator:
Basic weighted-average shares outstanding	99,149,433	104,335,826	101,006,064	105,411,846
Stock-based compensation	2,536,249	2,523,931	2,632,497	2,461,795
Diluted weighted-average shares outstanding	101,685,682	106,859,757	103,638,561	107,873,641
Basic Earnings Per Class A and Class B Share:
Net income	$4.75	$0.65	$13.38	$1.84
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$4.75	$0.65	$13.38	$1.84
Diluted Earnings Per Class A and Class B Share:
Net income	$4.63	$0.63	$13.04	$1.80
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$4.63	$0.63	$13.04	$1.80
The computations of diluted earnings per Class A and Class B share for the three and nine months ended September 30, 2024 and September 30, 2023 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
SARs	200	24,100	100	54,900
RSUs	300	100	1,000	1,900

19.    OTHER INCOME (LOSS), NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$39	$24	$85	$56
Foreign currency exchange, net	18	(6)	18	(7)
Guarantee amortization income (Note 13)	13	5	36	12
Contingent consideration liability fair value adjustment (Note 13)	9	(2)	20	(1)
Depreciation recovery	6	6	18	15
Credit loss reversals (provisions), net (Note 4 and Note 6)	(1)	17	1	17
Unrealized gains (losses), net (Note 4)	(2)	(16)	(4)	9
Guarantee expense (Note 13)	(4)	(4)	(10)	(16)
Other, net	(8)	2	(12)	8
Other income (loss), net	$70	$26	$152	$93
20.    SUBSEQUENT EVENT
On August 20, 2024, we agreed to acquire 100% of the issued and outstanding equity interests of certain entities collectively doing business as Standard International for $150 million of base consideration, subject to customary adjustments related to working capital, cash, and indebtedness, and up to an additional $185 million of contingent consideration. We closed on the transaction on October 1, 2024 and paid cash of approximately $151 million. The acquisition of Standard International's brands, asset-light portfolio, and development pipeline will enhance our lifestyle offering. Given that the transaction recently closed, the preliminary purchase price allocation is in process and is incomplete as of this filing date.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, and financial performance, and prospective or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance, or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the SEC, including our Annual Report on Form 10-K; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and pace of economic recovery following economic downturns; global supply chain constraints and interruptions, rising costs of construction-related labor and materials, and increases in costs due to inflation or other factors that may not be fully offset by increases in revenues in our business; risks affecting the luxury, resort, and all-inclusive lodging segments; levels of spending in business, leisure, and group segments, as well as consumer confidence; declines in occupancy and average daily rate ("ADR"); limited visibility with respect to future bookings; loss of key personnel; domestic and international political and geopolitical conditions, including as a result of the U.S. presidential election and political or civil unrest or changes in trade policy; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters, weather and climate-related events, such as earthquakes, tsunamis, tornadoes, hurricanes, droughts, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases, or fear of such outbreaks; our ability to successfully achieve certain levels of operating profits at hotels that have performance tests or guarantees in favor of our third-party owners; the impact of hotel renovations and redevelopments; risks associated with our capital allocation plans, share repurchase program, and dividend payments, including a reduction in, or elimination or suspension of, repurchase activity or dividend payments; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with colleagues and labor unions and changes in labor laws; the financial condition of, and our relationships with, third-party owners, franchisees, and hospitality venture partners; the possible inability of third-party owners, franchisees, or development partners to access the capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and our ability to successfully integrate completed acquisitions with existing operations; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; declines in the value of our real estate assets; unforeseen terminations of our management and hotel services agreements or franchise agreements; changes in federal, state, local, or foreign tax law; increases in interest rates, wages, and other operating costs; foreign exchange rate fluctuations or currency restructurings; risks associated with the introduction of new brand concepts, including lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, industry consolidation, and the markets where we operate; our ability to successfully grow the World of Hyatt loyalty program and Unlimited Vacation Club paid membership program; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business and licensing businesses and our international operations.
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
At September 30, 2024, our hotel portfolio consisted of 1,363 hotels (326,845 rooms), including:
•498 managed properties (149,738 rooms), all of which we operate under management and hotel services agreements with third-party owners;
•646 franchised properties (110,727 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;
•124 all-inclusive resorts (42,634 rooms), including 110 owned by third parties (38,206 rooms) and operated under management and hotel services agreements, 8 owned by a third party in which we hold common shares (3,153 rooms) and operated under franchise agreements, and 6 operating leased properties (1,275 rooms);
•18 owned properties (7,153 rooms), 1 finance leased property (171 rooms), and 4 operating leased properties (1,697 rooms), all of which we manage;
•22 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (7,650 rooms); and
•48 franchised properties (7,075 rooms) operated by an unconsolidated hospitality venture in connection with a master license agreement by Hyatt; 6 of these properties (1,246 rooms) are leased by the unconsolidated hospitality venture.
Our property portfolio also included:
•22 vacation units (1,997 rooms) under the Hyatt Vacation Club brand and operated by third parties; and
•39 residential units (4,578 rooms), which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel.
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
During the nine months ended September 30, 2024, we revised our definition of Adjusted EBITDA to exclude transaction and integration costs, and we recast prior-period results to provide comparability. The revised definition excludes transaction costs previously recognized in general and administrative expenses and integration costs. Previously, only transaction costs recognized in gains (losses) on sales of real estate and other and other income (loss), net were excluded from Adjusted EBITDA. As these costs may vary in frequency or magnitude, we believe the revised definition presents a more representative measure of our core operations, assists in the comparability of results, and provides information consistent with how our management evaluates operating performance. See "—Non-GAAP Measures" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA.
During the nine months ended September 30, 2024, we realigned our reportable segments to align with our business strategy, the organizational changes for certain members of our leadership team, and the manner in which our CODM assesses performance and makes decisions regarding the allocation of resources. A summary of our reportable segments is as follows:
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
Segment operating information for the three and nine months ended September 30, 2023 have been recast to reflect these segment changes. See Part I, Item 1 "Financial Statements—Note 1 and Note 17 to our Condensed Consolidated Financial Statements" for further discussion of our segment structure.
Overview of Financial Results
Consolidated revenues increased $7 million, or 0.5%, during the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023. Gross fee revenues increased $25 million and revenues for reimbursed costs increased $113 million primarily driven by improved operating performance at our existing properties, including increased demand and ADR, and growth of our hotel portfolio compared to the quarter ended September 30, 2023. Additionally, during the quarter ended September 30, 2024, gross fee revenues increased due to management and royalty fees earned related to the management of and licensing of certain of our brands to the Unlimited Vacation Club following the UVC Transaction. Other revenues decreased $66 million, compared to the quarter ended September 30, 2023, primarily driven by the sale of the Destination Residential Management business and the UVC Transaction. Owned and leased revenues decreased $42 million, compared to the quarter ended September 30, 2023, primarily driven by dispositions of owned hotels.
Comparable system-wide hotels revenue per available room ("RevPAR") for the quarter ended September 30, 2024 was $146, which represented a 3.0% improvement compared to the quarter ended September 30, 2023 in constant currency. The increase was primarily driven by higher occupancy across all geographies and higher ADR across most geographies in the management and franchising segment, with the most significant increases in Europe and Asia Pacific (excluding Greater China), partially offset by a decrease in Greater China.
Comparable system-wide all-inclusive resorts Net Package RevPAR for the quarter ended September 30, 2024 was $204, which represented a 0.9% decrease, compared to the quarter ended September 30, 2023 in reported dollars, primarily driven by lower demand in the Americas (excluding United States). See "—Segment Results" for discussion of RevPAR by geography for our management and franchising segment.
During the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, business transient demand remained strong. We also continued to experience growth in group travel as comparable system-wide group rooms revenues increased approximately 6% compared to 2023. Group booking pace for October through December 2024 at our full service managed hotels in the United States is approximately flat, compared to the same period in 2023, as 2024 is negatively impacted by the shift in timing of the Jewish holidays and the U.S. presidential election.
For the quarter ended September 30, 2024, we reported $471 million of net income attributable to Hyatt Hotels Corporation, representing a $403 million increase, compared to the three months ended September 30, 2023, primarily driven by gains (losses) on sales of real estate and other and other income (loss), net, partially offset by increases in the provision for income taxes and asset impairments. Our consolidated Adjusted EBITDA for the quarter ended September 30, 2024 was $275 million, a $22 million increase compared to the quarter ended September 30, 2023. See "—Results of Operations" and "—Segment Results" for further discussion.
During the quarter ended September 30, 2024, we returned $672 million of capital to our stockholders through $657 million of share repurchases and $15 million of quarterly dividend payments.

Results of Operations
Three and Nine Months Ended September 30, 2024 Compared with Three and Nine Months Ended September 30, 2023
Discussion on Consolidated Results
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
Fee revenues.

	Three Months Ended September 30,
	2024	2023	Better / (Worse)
Base management fees	$97	$94	$3	3.8%
Incentive management fees	52	51	1	0.4%
Franchise and other fees	119	98	21	22.5%
Gross fees	268	243	25	10.6%
Contra revenue	(27)	(12)	(15)	(130.6)%
Net fees	$241	$231	$10	4.4%

	Nine Months Ended September 30,
	2024	2023	Better / (Worse)
Base management fees	$295	$281	$14	5.1%
Incentive management fees	170	167	3	1.4%
Franchise and other fees	340	272	68	25.3%
Gross fees	805	720	85	11.9%
Contra revenue	(56)	(34)	(22)	(64.7)%
Net fees	$749	$686	$63	9.2%
The increase in base management fees during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, was primarily driven by the Americas and Europe.
The increase in incentive management fees during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, was primarily driven by Europe and ASPAC (excluding Greater China), partially offset by the Americas.
The increase in franchise fees during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was primarily driven by the United States. The increase in franchise fees during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily driven by the Americas and Europe.
The increase in other fees during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, was primarily driven by management and royalty fees related to the management of and licensing of certain of our brands to the Unlimited Vacation Club following the UVC Transaction and increased license fees related to our co-branded credit card programs.
The increase in Contra revenue during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, was primarily due to the Americas driven by incremental amortization of management and hotel services agreement and franchise agreement assets and an accrued performance cure payment.

Owned and leased revenues.

	Three Months Ended September 30,
	2024	2023	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$249	$224	$25	10.9%	$1
Non-comparable owned and leased revenues	38	105	(67)	(64.1)%	—
Total owned and leased revenues	$287	$329	$(42)	(13.1)%	$1

	Nine Months Ended September 30,
	2024	2023	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$679	$632	$47	7.2%	$—
Non-comparable owned and leased revenues	231	352	(121)	(34.3)%	—
Total owned and leased revenues	$910	$984	$(74)	(7.6)%	$—
Comparable owned and leased revenues increased during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, primarily driven by continued strength in group and business transient demand. Additionally, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, comparable owned and leased revenues increased most notably due to the Democratic National Convention, which was held in August in Chicago, and the Paris Summer Olympics.
Non-comparable owned and leased revenues decreased during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, primarily driven by dispositions of owned hotels, partially offset by increased revenues at a recently renovated hotel in the United States.
Distribution revenues. During the three and nine months ended September 30, 2024, distribution revenues decreased $8 million and $14 million, compared to the three and nine months ended September 30, 2023, respectively, primarily driven by ALG Vacations due to the normalization of demand and higher pricing in 2023 as well as lower booking and departure volume in 2024, in part due to Hurricanes Beryl and Helene. The decrease was partially offset by increased commission fee revenues related to Mr & Mrs Smith and breakage recognized related to ALG Vacations travel credits.
Other revenues. During the three and nine months ended September 30, 2024, other revenues decreased $66 million and $180 million, compared to the three and nine months ended September 30, 2023, respectively, primarily driven by the sale of the Destination Residential Management business and the UVC Transaction, partially offset by an increase in revenues related to our co-branded credit card programs.
Revenues for reimbursed costs.

	Three Months Ended September 30,
	2024	2023	Change
Revenues for reimbursed costs	$867	$754	$113	14.9%
Less: rabbi trust impact (1)	(8)	4	(12)	(295.7)%
Revenues for reimbursed costs, excluding rabbi trust impact	$859	$758	$101	13.3%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within reimbursed costs.

	Nine Months Ended September 30,
	2024	2023	Change
Revenues for reimbursed costs	$2,511	$2,267	$244	10.7%
Less: rabbi trust impact (2)	(21)	(13)	(8)	(59.9)%
Revenues for reimbursed costs, excluding rabbi trust impact	$2,490	$2,254	$236	10.5%
(2) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within reimbursed costs.

Revenues for reimbursed costs increased during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, driven by higher reimbursements for payroll and related expenses at managed properties where we are the employer and reimbursed costs related to system-wide services provided to managed and franchised properties. The higher reimbursements for expenses were due to increased demand at our existing properties and portfolio growth. Additionally, revenues for reimbursed costs increased due to higher point redemptions related to the loyalty program.
General and administrative expenses.

	Three Months Ended September 30,
	2024	2023	Change
General and administrative expenses	$126	$122	$4	3.4%
Less: rabbi trust impact	(17)	8	(25)	(309.5)%
Less: stock-based compensation expense	(9)	(12)	3	25.1%
Adjusted general and administrative expenses	$100	$118	$(18)	(14.2)%

	Nine Months Ended September 30,
	2024	2023	Change
General and administrative expenses	$412	$411	$1	0.2%
Less: rabbi trust impact	(43)	(23)	(20)	(76.9)%
Less: stock-based compensation expense	(52)	(58)	6	8.4%
Adjusted general and administrative expenses	$317	$330	$(13)	(3.8)%
Excluding the impact of the UVC Transaction, general and administrative expenses increased $17 million and $31 million, during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, respectively, primarily driven by improved market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts and an increase in payroll and related costs, partially offset by decreases in professional fees and stock-based compensation expense. Additionally, during the nine months ended September 30, 2023, we recognized the reversal of credit loss reserves on certain receivables.
Adjusted general and administrative expenses exclude the impact of deferred compensation plans funded through rabbi trusts and stock-based compensation expense. See "—Non-GAAP Measures" for further discussion.
Owned and leased expenses.

	Three Months Ended September 30,
	2024	2023	Better / (Worse)
Comparable owned and leased expenses	$200	$185	$(15)	(8.1)%
Non-comparable owned and leased expenses	27	72	45	62.4%
Rabbi trust impact	1	(1)	(2)	(284.3)%
Total owned and leased expenses	$228	$256	$28	11.0%

	Nine Months Ended September 30,
	2024	2023	Better / (Worse)
Comparable owned and leased expenses	$567	$531	$(36)	(6.6)%
Non-comparable owned and leased expenses	146	219	73	33.4%
Rabbi trust impact	3	3	—	(39.8)%
Total owned and leased expenses	$716	$753	$37	4.9%
The increase in comparable owned and leased expenses during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, was primarily due to increased variable expenses at certain hotels, most notably payroll and related costs.
The decrease in non-comparable owned and leased expenses during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, was primarily driven by dispositions of owned hotels, partially offset by increased expenses at a recently renovated hotel in the United States.
Distribution expenses. During the three months ended September 30, 2024, compared to the three months ended September 30, 2023, distribution expenses decreased $3 million primarily driven by ALG Vacations due to a decrease in certain variable costs, partially offset by expenses related to Mr & Mrs Smith, most notably payroll and related costs. During the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, distribution expenses increased $21 million, primarily driven by expenses related to Mr & Mrs Smith, which was acquired in the second quarter of 2023, most notably payroll and related costs and marketing costs, and ALG Vacations due to an increase in certain variable costs, in part due to a change in product mix as well as an increased volume of passenger transfers.
Other direct costs.  During the three and nine months ended September 30, 2024, other direct costs decreased $62 million and $185 million, compared to the three and nine months ended September 30, 2023, respectively, driven by the UVC Transaction and the sale of the Destination Residential Management business, offset by an increase in expenses related to our co-branded credit card programs.
Transaction and integration costs. During the nine months ended September 30, 2024, transaction and integration costs decreased $5 million, compared to the nine months ended September 30, 2023, primarily due to transaction and integration costs related to the acquisition of Dream Hotel Group and transaction costs related to the acquisition of Mr & Mrs Smith in 2023, partially offset by transaction costs for potential transactions in 2024, including the acquisition of Standard International, which closed on October 1, 2024. See Part I, Item 1, "Financial Statements—Note 7 and Note 20 to our Condensed Consolidated Financial Statements" for additional information.
Depreciation and amortization expenses. Depreciation and amortization expenses decreased $19 million and $40 million, during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, respectively, due to the UVC Transaction and dispositions of owned hotels.
Reimbursed costs.

	Three Months Ended September 30,
	2024	2023	Change
Reimbursed costs	$881	$764	$117	15.4%
Less: rabbi trust impact (1)	(8)	4	(12)	(295.7)%
Reimbursed costs, excluding rabbi trust impact	$873	$768	$105	13.8%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within revenues for reimbursed costs.

	Nine Months Ended September 30,
	2024	2023	Change
Reimbursed costs	$2,570	$2,302	$268	11.7%
Less: rabbi trust impact (2)	(21)	(13)	(8)	(59.9)%
Reimbursed costs, excluding rabbi trust impact	$2,549	$2,289	$260	11.4%
(2) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within revenues for reimbursed costs.
Reimbursed costs increased during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, driven by increased payroll and related expenses at managed properties where we are the employer, expenses related to system-wide services provided to managed and franchised properties, and expenses related to the loyalty program. The higher expenses were due to increased demand at our existing properties and portfolio growth.

Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended September 30,
	2024	2023	Better / (Worse)
Rabbi trust gains (losses) allocated to general and administrative expenses	$17	$(8)	$25	309.5%
Rabbi trust gains (losses) allocated to owned and leased expenses	1	(1)	2	284.3%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$18	$(9)	$27	307.5%

	Nine Months Ended September 30,
	2024	2023	Better / (Worse)
Rabbi trust gains (losses) allocated to general and administrative expenses	$43	$23	$20	76.9%
Rabbi trust gains (losses) allocated to owned and leased expenses	3	3	—	39.8%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$46	$26	$20	73.3%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts increased during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, driven by the performance of the underlying invested assets.
Equity earnings (losses) from unconsolidated hospitality ventures.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Better / (Worse)	2024	2023	Better / (Worse)
Hyatt's share of unconsolidated hospitality ventures' net losses excluding foreign currency	$(11)	$(2)	$(9)	$(34)	$(11)	$(23)
Hyatt's share of unconsolidated hospitality ventures' foreign currency exchange, net	(6)	3	(9)	(3)	6	(9)
Gain on dilution of ownership interest in an unconsolidated hospitality venture	—	—	—	79	—	79
Impairment charges related to investments in unconsolidated hospitality ventures	—	—	—	(10)	—	(10)
Distributions from unconsolidated hospitality ventures	4	4	—	6	5	1
Other (1)	—	2	(2)	(6)	4	(10)
Equity earnings (losses) from unconsolidated hospitality ventures	$(13)	$7	$(20)	$32	$4	$28
(1) The nine months ended September 30, 2024 includes equity losses primarily related to a debt repayment guarantee for a hotel property in the United States.
See Part I, Item 1, "Financial Statements—Note 4 and Note 13 to our Condensed Consolidated Financial Statements" for additional information.
Interest expense. Interest expense increased $9 million and $23 million during three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, respectively, primarily due to the issuances of senior notes in 2024 and 2023, partially offset by the redemption of certain of our Senior Notes in 2023. See Part I, Item 1, "Financial Statements—Note 10 to our Condensed Consolidated Financial Statements" for additional information.

Gains (losses) on sales of real estate and other. During the three months ended September 30, 2024, we recognized a $514 million pre-tax gain related to the sale of Hyatt Regency Orlando and an adjacent undeveloped land parcel.
During the nine months ended September 30, 2024, we also recognized the following:
•$257 million pre-tax gain related to the sale of Park Hyatt Zurich;
•$231 million pre-tax gain related to the UVC Transaction;
•$172 million pre-tax gain related to the sale of the shares of the entities that own Hyatt Regency Aruba Resort Spa and Casino;
•$100 million pre-tax gain related to the sale of Hyatt Regency San Antonio Riverwalk; and
•$4 million pre-tax loss related to the sale of Hyatt Regency Green Bay.
During the three months ended September 30, 2023, we recognized a $19 million pre-tax gain related to the sale of the Destination Residential Management business.
See Part I, Item 1 "Financial Statements—Note 4 and Note 7 to our Condensed Consolidated Financial Statements" for additional information.
Asset impairments. During the three months ended September 30, 2024, we recognized $35 million of impairment charges related to property and equipment, definite-lived intangible assets, and operating lease right-of-use assets. Additionally, during the nine months ended September 30, 2024, we recognized a $15 million goodwill impairment charge in connection with the sale of Hyatt Regency Aruba Resort Spa and Casino.
During the three and nine months ended September 30, 2023, we recognized $6 million and $13 million, respectively, of impairment charges, primarily related to definite-lived intangible assets.
See Part I, Item 1 "Financial Statements—Note 5, Note 7, and Note 8 to our Condensed Consolidated Financial Statements" for additional information.
Other income (loss), net. Other income (loss), net increased $44 million and $59 million during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, respectively. See Part I, Item 1 "Financial Statements—Note 19 to our Condensed Consolidated Financial Statements" for additional information.
Provision for income taxes.

	Three Months Ended September 30,
	2024	2023	Change
Income before income taxes	$608	$101	$507	497.9%
Provision for income taxes	(137)	(33)	(104)	(304.5)%
Effective tax rate	22.6%	33.4%		(10.8)%

	Nine Months Ended September 30,
	2024	2023	Change
Income before income taxes	$1,611	$301	$1,310	434.8%
Provision for income taxes	(259)	(107)	(152)	(141.3)%
Effective tax rate	16.1%	35.7%		(19.6)%
The increase in the provision for income taxes during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was primarily driven by the sale of Hyatt Regency Orlando and an adjacent undeveloped land parcel. The increase in the provision for income taxes during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily driven by the aforementioned sale as well as the earnings impact from the sales of Hyatt Regency Aruba Resort Spa and Casino, Park Hyatt Zurich, and Hyatt Regency San Antonio Riverwalk as well as the UVC Transaction. See Part I, Item 1 "Financial Statements—Note 12 to our Condensed Consolidated Financial Statements" for additional information.

Segment Results
As described in Part I, Item 1 "Financial Statements—Note 17 to our Condensed Consolidated Financial Statements," we evaluate segment operating performance using gross fee revenues; owned and leased revenues; distribution revenues; other revenues; and Adjusted EBITDA.
Management and franchising segment revenues.

	Three Months Ended September 30,
	2024	2023	Better / (Worse)
Base management fees	$105	$104	$1	1.7%
Incentive management fees	53	54	(1)	(2.8)%
Franchise and other fees	121	100	21	22.4%
Gross fees (1)	279	258	21	8.7%
Contra revenue (1)	(27)	(12)	(15)	(130.7)%
Net fees (1)	252	246	6	2.8%
Other revenues	12	28	(16)	(56.1)%
Revenues for reimbursed costs (1)	867	754	113	14.9%
Total segment revenues (2)	$1,131	$1,028	$103	10.1%
(1) See "—Results of Operations" for further discussion regarding the increases in fee revenues, Contra revenue, and revenues for reimbursed costs.
(2) Includes $10 million and $14 million of intersegment revenues for the three months ended September 30, 2024 and September 30, 2023, respectively. See Part I, Item 1, "Financial Statements—Note 17 to our Condensed Consolidated Financial Statements" for additional information.

	Nine Months Ended September 30,
	2024	2023	Better / (Worse)
Base management fees	$321	$310	$11	3.6%
Incentive management fees	178	179	(1)	(0.9)%
Franchise and other fees	345	278	67	24.7%
Gross fees (3)	844	767	77	10.2%
Contra revenue (3)	(56)	(34)	(22)	(64.7)%
Net fees (3)	788	733	55	7.6%
Other revenues	31	103	(72)	(69.8)%
Revenues for reimbursed costs (3)	2,511	2,267	244	10.7%
Total segment revenues (4)	$3,330	$3,103	$227	7.3%
(3) See "—Results of Operations" for further discussion regarding the increases in fee revenues, Contra revenue, and revenues for reimbursed costs.
(4) Includes $38 million and $46 million of intersegment revenues for the nine months ended September 30, 2024 and September 30, 2023, respectively. See Part I, Item 1, "Financial Statements—Note 17 to our Condensed Consolidated Financial Statements" for additional information.

The decrease in other revenues during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, was driven by the sale of the Destination Residential Management business, partially offset by an increase related to our co-branded credit card programs.

The table below includes comparable system-wide RevPAR, occupancy, and ADR by geography and for managed and franchised hotels.

		Three Months Ended September 30,
	Number of comparable hotels (1)	RevPAR		Occupancy		ADR
			vs. 2023				vs. 2023
		2024	(in constant $)	2024	vs. 2023	2024	(in constant $)
Comparable system-wide hotels	1,084	$146	3.0%	72.5%	1.3% pts	$202	1.2%
United States	647	$154	1.2%	73.0%	0.4% pts	$211	0.6%
Americas (excluding United States)	66	$153	3.6%	67.8%	0.4% pts	$226	3.0%
Greater China	122	$90	(6.7)%	73.4%	1.7% pts	$123	(8.8)%
Asia Pacific (excluding Greater China)	106	$141	10.4%	71.9%	3.2% pts	$196	5.5%
Europe	103	$209	15.0%	74.9%	4.3% pts	$279	8.4%
Middle East & Africa	40	$95	2.5%	64.7%	2.7% pts	$147	(1.7)%
(1) Consists of hotels that we manage, franchise, own, lease, or provide services to, excluding all-inclusive properties.

		Nine Months Ended September 30,
	Number of comparable hotels (2)	RevPAR		Occupancy		ADR
			vs. 2023				vs. 2023
		2024	(in constant $)	2024	vs. 2023	2024	(in constant $)
Comparable system-wide hotels	1,084	$143	4.4%	70.3%	2.0% pts	$203	1.4%
United States	647	$149	1.3%	70.9%	0.9% pts	$210	0.1%
Americas (excluding United States)	66	$180	9.3%	70.1%	3.0% pts	$257	4.6%
Greater China	122	$88	(0.1)%	69.7%	2.7% pts	$127	(3.9)%
Asia Pacific (excluding Greater China)	106	$141	16.6%	70.9%	5.4% pts	$199	7.7%
Europe	103	$171	12.1%	68.7%	3.8% pts	$249	5.8%
Middle East & Africa	40	$123	4.9%	65.5%	1.2% pts	$188	3.0%
(2) Consists of hotels that we manage, franchise, own, lease, or provide services to, excluding all-inclusive properties.
RevPAR increases at our comparable system-wide hotels during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, were primarily driven by strong demand in business transient and group travel as well as increased international outbound travel from the United States into Europe and Asia Pacific (excluding Greater China). During the three months ended September 30, 2024, compared to the same period in the prior year, the Paris Summer Olympics also contributed to the RevPAR increase in Europe. During the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, the decrease in RevPAR in Greater China was driven by lower ADR.
During the three months ended September 30, 2024, we removed 10 properties from comparable system-wide hotels results, including:
•in the United States, one property that underwent an expansion, one property that underwent a significant renovation, and one property that left the hotel portfolio;
•in the Americas (excluding United States), one property that temporarily suspended operations and one property that underwent a significant renovation;
•in Greater China, one property that temporarily suspended operations; and
•in Asia Pacific (excluding Greater China), two properties that left the hotel portfolio, one property that underwent a significant renovation, and one property that converted from franchised to managed.

During the nine months ended September 30, 2024, we removed 13 additional properties from comparable system-wide hotels results, including:
•in the United States, three properties that left the hotel portfolio, two properties that underwent significant renovations, and one property that temporarily suspended operations;
•in the Americas (excluding United States), two properties that left the hotel portfolio;
•in Greater China, one property that underwent a significant renovation;
•in Asia Pacific (excluding Greater China), one property that underwent a significant renovation and one property that left the hotel portfolio; and
•in Europe, one property that temporarily suspended operations and one property that left the hotel portfolio.
The table below includes comparable system-wide Net Package RevPAR, occupancy, and Net Package ADR by geography and for managed and franchised all-inclusive resorts.

		Three Months Ended September 30,
	Number of comparable resorts (1)	Net Package RevPAR		Occupancy			Net Package ADR
			vs. 2023					vs. 2023
		2024	(in reported $)	2024	vs. 2023		2024	(in reported $)
Comparable system-wide all-inclusive resorts	94	$204	(0.9)%	72.7%	(1.3)	% pts	$280	0.8%
Americas (excluding United States)	60	$215	(5.2)%	65.4%	(3.5)	% pts	$329	(0.1)%
Europe	34	$179	12.5%	88.8%	3.7% pts		$201	7.8%
(1) Consists of all-inclusive properties that we manage, franchise, lease, or provide services to.

		Nine Months Ended September 30,
	Number of comparable resorts (2)	Net Package RevPAR		Occupancy		Net Package ADR
			vs. 2023				vs. 2023
		2024	(in reported $)	2024	vs. 2023	2024	(in reported $)
Comparable system-wide all-inclusive resorts	94	$245	4.8%	75.6%	1.2% pts	$324	3.1%
Americas (excluding United States)	60	$282	3.4%	73.3%	0.2% pts	$384	3.1%
Europe	34	$144	14.2%	82.3%	4.2% pts	$175	8.3%
(2) Consists of all-inclusive properties that we manage, franchise, lease, or provide services to.
The decrease in Net Package RevPAR at our comparable all-inclusive resorts during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was driven by lower demand in the Americas (excluding United States), in part due to Hurricane Beryl, partially offset by strong demand and Net Package ADR in Europe.
The increase in Net Package RevPAR at our comparable all-inclusive resorts during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was driven by strong demand and Net Package ADR.
During the three months ended September 30, 2024, we removed two properties from comparable system-wide all-inclusive resorts results, including:
•in the Americas (excluding United States), one property that underwent a significant renovation; and
•in Europe, one property that left the hotel portfolio.
During the nine months ended September 30, 2024, we removed 11 additional properties from comparable system-wide all-inclusive resorts results, including:

•in the Americas (excluding United States), two properties that underwent expansions and two properties that left the hotel portfolio; and
•in Europe, six properties that experienced seasonal closures and one property that left the hotel portfolio.
Management and franchising segment Adjusted EBITDA.

	Three Months Ended September 30,
	2024	2023	Better / (Worse)
Segment Adjusted EBITDA	$210	$192	$18	8.9%

	Nine Months Ended September 30,
	2024	2023	Better / (Worse)
Segment Adjusted EBITDA	$635	$577	$58	9.9%
Adjusted EBITDA increased during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, primarily driven by the increases in gross fee revenues and results of our co-branded credit card programs recognized in other revenues and other direct costs. The sale of the Destination Residential Management business resulted in decreases in other revenues and other direct costs with an insignificant impact to Adjusted EBITDA.
Additionally, during the nine months ended September 30, 2024, compared to nine months ended September 30, 2023, general and administrative expenses increased primarily due to an increase in payroll and related costs. During the nine months ended September 30, 2023, we also recognized the reversal of credit loss reserves on certain receivables.
Owned and leased segment revenues.

	Three Months Ended September 30,
	2024	2023	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$252	$232	$20	8.8%	$1
Non-comparable owned and leased revenues	38	105	(67)	(64.1)%	—
Total segment revenues (1), (2)	$290	$337	$(47)	(14.0)%	$1
(1) See "—Results of Operations" for further discussion regarding the decrease in owned and leased revenues.
(2) Includes $3 million and $8 million of intersegment revenues for the three months ended September 30, 2024 and September 30, 2023, respectively.

	Nine Months Ended September 30,
	2024	2023	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$696	$655	$41	6.1%	$—
Non-comparable owned and leased revenues	231	352	(121)	(34.3)%	—
Total segment revenues (3), (4)	$927	$1,007	$(80)	(8.0)%	$—
(3) See "—Results of Operations" for further discussion regarding the decrease in owned and leased revenues.
(4) Includes $17 million and $23 million of intersegment revenues for the nine months ended September 30, 2024 and September 30, 2023, respectively.

The table below includes comparable system-wide RevPAR, occupancy, and ADR for owned and leased hotels.

		Three Months Ended September 30,
		RevPAR		Occupancy		ADR
	Number of comparable hotels		vs. 2023				vs. 2023
		2024	(in constant $)	2024	vs. 2023	2024	(in constant $)
Comparable owned and leased hotels	21	$216	10.2%	75.4%	2.8% pts	$286	6.0%

		Nine Months Ended September 30,
		RevPAR		Occupancy		ADR
	Number of comparable hotels		vs. 2023				vs. 2023
		2024	(in constant $)	2024	vs. 2023	2024	(in constant $)
Comparable owned and leased hotels	21	$200	6.0%	72.0%	2.6% pts	$278	2.1%
The increases in RevPAR at our comparable owned and leased hotels during the three and nine months ended September 30, 2024, compared to the same periods in the prior year, were driven by continued growth in group and business transient travel. Additionally, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, the increase in RevPAR was driven by strong ADR most notably due to the Democratic National Convention, which was held in August in Chicago, and the Paris Summer Olympics.
During the three months ended September 30, 2024, we removed two properties from comparable owned and leased hotels results as one property was sold and one property underwent a significant renovation. During the nine months ended September 30, 2024, we removed four additional properties from comparable owned and leased hotels results as the properties were sold. The sold properties remain in our hotel portfolio under long-term management and franchise agreements.
Owned and leased segment Adjusted EBITDA.

	Three Months Ended September 30,
	2024	2023	Better / (Worse)
Owned and leased Adjusted EBITDA (1)	$49	$58	$(9)	(15.1)%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	14	14	—	(2.5)%
Segment Adjusted EBITDA	$63	$72	$(9)	(12.5)%
(1) See "—Results of Operations" for further discussion regarding the decreases in owned and leased revenues and owned and leased expenses.

	Nine Months Ended September 30,
	2024	2023	Better / (Worse)
Owned and leased hotels Adjusted EBITDA (2)	$156	$185	$(29)	(15.5)%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	48	45	3	5.9%
Segment Adjusted EBITDA	$204	$230	$(26)	(11.3)%
(2) See "—Results of Operations" for further discussion regarding the decreases in owned and leased revenues and owned and leased expenses.
Our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA increased during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily driven by improved hotel performance.

Distribution segment revenues.

	Three Months Ended September 30,
	2024	2023	Better / (Worse)
Distribution revenues (1)	$221	$229	$(8)	(3.0)%
Other revenues	—	50	(50)	(100.0)%
Total segment revenues	$221	$279	$(58)	(20.4)%
(1) See "—Results of Operations" for further discussion regarding the decrease in distribution revenues.

	Nine Months Ended September 30,
	2024	2023	Better / (Worse)
Distribution revenues (2)	$818	$832	$(14)	(1.6)%
Other revenues	26	134	(108)	(80.7)%
Total segment revenues	$844	$966	$(122)	(12.6)%
(2) See "—Results of Operations" for further discussion regarding the decrease in distribution revenues.
Other revenues decreased during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, driven by the UVC Transaction.
Distribution segment Adjusted EBITDA.

	Three Months Ended September 30,
	2024	2023	Better / (Worse)
Segment Adjusted EBITDA	$38	$31	$7	26.1%

	Nine Months Ended September 30,
	2024	2023	Better / (Worse)
Segment Adjusted EBITDA	$120	$123	$(3)	(1.7)%
Excluding the impact of the UVC Transaction, Adjusted EBITDA decreased $5 million and $34 million, during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, respectively, primarily driven by distribution revenues and distribution expenses (see "—Results of Operations" for further discussion).
The UVC Transaction resulted in decreases in other revenues, general and administrative expenses, and other direct costs for the three and nine months ended September 30, 2024 compared to the same periods in the prior year.
Overhead.

	Three Months Ended September 30,
	2024	2023	Better / (Worse)
Adjusted EBITDA	$(36)	$(42)	$6	15.1%

	Nine Months Ended September 30,
	2024	2023	Better / (Worse)
Adjusted EBITDA	$(119)	$(125)	$6	5.1%
Adjusted EBITDA increased during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, primarily driven by a decrease in professional fees, partially offset by an increase in payroll and related costs.

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

The table below provides a reconciliation of net income attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA:

	Three Months Ended September 30,
	2024	2023	Change
Net income attributable to Hyatt Hotels Corporation	$471	$68	$403	594.6%
Interest expense	50	41	9	24.9%
Provision for income taxes	137	33	104	304.5%
Depreciation and amortization	81	100	(19)	(19.2)%
Contra revenue	27	12	15	130.6%
Revenues for reimbursed costs	(867)	(754)	(113)	(14.9)%
Reimbursed costs	881	764	117	15.4%
Transaction and integration costs	8	8	—	4.4%
Equity (earnings) losses from unconsolidated hospitality ventures	13	(7)	20	302.7%
Stock-based compensation expense (1)	9	12	(3)	(23.0)%
(Gains) losses on sales of real estate and other	(514)	(18)	(496)	NM
Asset impairments	35	6	29	520.1%
Other (income) loss, net	(70)	(26)	(44)	(177.0)%
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	14	14	—	(2.5)%
Adjusted EBITDA	$275	$253	$22	8.9%
(1) Includes amounts recognized in general and administrative expenses and distribution expenses.

	Nine Months Ended September 30,
	2024	2023	Change
Net income attributable to Hyatt Hotels Corporation	$1,352	$194	$1,158	597.3%
Interest expense	128	105	23	22.5%
Provision for income taxes	259	107	152	141.3%
Depreciation and amortization	257	297	(40)	(13.4)%
Contra revenue	56	34	22	64.7%
Revenues for reimbursed costs	(2,511)	(2,267)	(244)	(10.7)%
Reimbursed costs	2,570	2,302	268	11.7%
Transaction and integration costs	26	31	(5)	(17.3)%
Equity (earnings) losses from unconsolidated hospitality ventures	(32)	(4)	(28)	(738.2)%
Stock-based compensation expense (2)	55	60	(5)	(7.2)%
(Gains) losses on sales of real estate and other	(1,267)	(18)	(1,249)	NM
Asset impairments	52	13	39	308.2%
Other (income) loss, net	(152)	(93)	(59)	(64.1)%
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	48	45	3	5.9%
Adjusted EBITDA	$841	$806	$35	4.4%
(2) Includes amounts recognized in general and administrative expenses and distribution expenses.

Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments, and cash generated from our operations. As part of our long-term business strategy, we use net proceeds from dispositions to pay down debt; support new investment opportunities, including acquisitions; and return capital to our stockholders, when appropriate. We may also borrow cash under our revolving credit facility or from other third-party sources and raise funds by issuing debt or equity securities. We maintain a cash investment policy that emphasizes the preservation of capital.
During the three months ended September 30, 2024, we repaid $746 million of the outstanding 2024 Notes at maturity using proceeds from the issuance of the 2029 Notes and 2034 Notes. See Part I, Item 1 "Financial Statements—Note 10 to our Condensed Consolidated Financial Statements" for additional information.
During the quarter ended September 30, 2024, as a result of the completed sale of Hyatt Regency Orlando and an adjacent undeveloped land parcel, we have exceeded our commitment announced in August 2021 to realize $2.0 billion of gross proceeds from the disposition of owned assets, net of acquisitions. We realized $2.6 billion of proceeds from the net disposition of owned assets as part of this commitment.
We may, from time to time, seek to retire or purchase our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. Such repurchases or exchanges, if any, will depend on prevailing market conditions, restrictions in our existing or future financing arrangements, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. During the quarter ended September 30, 2024, we returned $672 million of capital to our stockholders through $657 million of share repurchases, inclusive of $407 million of Class A common stock and $250 million of Class B common stock, and $15 million of quarterly dividend payments. At September 30, 2024, we had approximately $982 million remaining under the share repurchase authorizations. See Part I, Item 1 "Financial Statements—Note 14 and Note 16 to our Condensed Consolidated Financial Statements" for additional information.
We believe that our cash position, short-term investments, cash from operations, borrowing capacity under our revolving credit facility, and access to the capital markets will be adequate to meet all of our funding requirements and capital deployment objectives in both the short term and long term.
Recent Transactions Affecting our Liquidity and Capital Resources
During both the nine months ended September 30, 2024 and September 30, 2023, various transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Nine Months Ended September 30,
	2024	2023
Cash provided by (used in):
Operating activities	$398	$426
Investing activities	983	(304)
Financing activities	(1,184)	(466)
Effect of exchange rate changes on cash	(11)	(5)
Net change in cash, cash equivalents, and restricted cash classified as assets held for sale	3	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$189	$(349)
Cash Flows from Operating Activities
Cash provided by operating activities decreased $28 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the UVC Transaction and an increase in cash paid for interest, partially offset by improved performance of our hotel portfolio.

Cash Flows from Investing Activities
During the nine months ended September 30, 2024:
•We received $723 million of net proceeds from the sale of Hyatt Regency Orlando and an adjacent undeveloped land parcel.
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
•We contributed $32 million to unconsolidated hospitality ventures.
•We invested $45 million in a HTM debt security.
•We issued $91 million of financing receivables.
•We invested $117 million in net purchases of marketable securities and short-term investments.
•We invested $119 million in capital expenditures (see "—Capital Expenditures").
During the nine months ended September 30, 2023:
•We invested $134 million in capital expenditures (see "—Capital Expenditures").
•We acquired Dream Hotel Group for $125 million of cash.
•We acquired Mr & Mrs Smith for £58 million, approximately $72 million of cash, or $50 million net of cash acquired.
•We issued $31 million of financing receivables.
•We invested $30 million in a convertible debt security.
•We transferred $10 million of cash related to advanced deposits to the buyer of the Destination Residential Management business.
•     We received $81 million of net proceeds from the sale of marketable securities and short-term investments.
Cash Flows from Financing Activities
During the nine months ended September 30, 2024:
•We repurchased 7,923,062 shares of Class A and Class B common stock for an aggregate purchase price of $1,179 million.
•We repaid our outstanding 2024 Notes at maturity for approximately $753 million, inclusive of $7 million of accrued interest.
•We paid three quarterly $0.15 per share cash dividends on outstanding shares of Class A and Class B common stock totaling $46 million.
•We paid $41 million of withholding taxes for stock-based compensation.
•We borrowed CHF 41 million (approximately $44 million) in conjunction with the sale of Park Hyatt Zurich.

•We issued senior notes and received approximately $786 million of net proceeds, after deducting $14 million of underwriting discounts and other offering expenses.
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

	September 30, 2024	December 31, 2023
Consolidated debt (1)	$3,142	$3,056
Stockholders' equity	3,697	3,564
Total capital	6,839	6,620
Total debt-to-total capital	45.9%	46.2%
Consolidated debt (1)	3,142	3,056
Less: cash and cash equivalents and short-term investments (2)	(1,134)	(896)
Net consolidated debt	$2,008	$2,160
Net debt-to-total capital	29.4%	32.6%
(1) Excludes approximately $454 million and $548 million of our share of unconsolidated hospitality venture indebtedness at September 30, 2024 and December 31, 2023, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
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

	Nine Months Ended September 30,
	2024	2023
Maintenance and technology	$94	$82
Enhancements to existing properties	25	52
Total capital expenditures	$119	$134
The decrease in capital expenditures is primarily driven by a decrease in renovation spend at certain owned hotels, partially offset by increased maintenance and technology spend at certain regional offices and owned hotels.

Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at September 30, 2024, as described in Part I, Item 1 "Financial Statements—Note 10 to our Condensed Consolidated Financial Statements." Interest on the outstanding Senior Notes is payable semi-annually.

Outstanding principal amount
$450 million senior unsecured notes maturing in 2025—5.375%	$450
$400 million senior unsecured notes maturing in 2026—4.850%	400
$600 million senior unsecured notes maturing in 2027—5.750%	600
$400 million senior unsecured notes maturing in 2028—4.375%	399
$450 million senior unsecured notes maturing in 2029—5.250%	450
$450 million senior unsecured notes maturing in 2030—5.750%	440
$350 million senior unsecured notes maturing in 2034—5.500%	350
Total Senior Notes	$3,089
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at September 30, 2024.
Revolving Credit Facility
Our revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions. At both September 30, 2024 and December 31, 2023, we had no balance outstanding. See Part I, Item 1 "Financial Statements—Note 10 to our Condensed Consolidated Financial Statements."
We are in compliance with all applicable covenants under the revolving credit facility at September 30, 2024.
Letters of Credit
We issue letters of credit either under our revolving credit facility or directly with financial institutions. We had $101 million and $256 million in letters of credit issued directly with financial institutions outstanding at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, these letters of credit, which mature on various dates through 2025, had weighted-average fees of approximately 92 basis points. See Part I, Item 1 "Financial Statements—Note 13 to our Condensed Consolidated Financial Statements."
Critical Accounting Policies and Estimates
Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have disclosed those estimates that we believe are critical and require complex judgment in their application in our 2023 Form 10-K, with an additional consideration below.
Guarantees
We enter into performance guarantees related to certain hotels we manage. We also enter into debt repayment and other guarantees with respect to certain unconsolidated hospitality ventures, certain hospitality venture partners, certain managed or franchised hotels, and indemnifications provided as a result of certain dispositions for liabilities incurred prior to sale. We record a liability for the fair value of these guarantees at their inception date. In order to estimate the fair value, we generally use either scenario-based weighting, which utilizes a Monte Carlo simulation or a probability-based weighting approach to model the probability of possible outcomes, or the with and without method under the income approach, which calculates the difference in present value of anticipated cash flows with and without the guarantee. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, volatility, hotel operating results, hotel property sales prices, and timing of expected cash flows. Our assumptions are based on our knowledge of the hospitality industry, market conditions, location of the property, contractual obligations, and likelihood of incurring costs related to claims for which we indemnify third parties, as well as other qualitative factors. See Part I, Item 1 "Financial Statements—Note 4 and Note 13 to our Condensed Consolidated Financial Statements."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk, primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At September 30, 2024, there have been no material changes to our market risk previously disclosed in response to Item 7A to Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
See Part I, Item 1, "Financial Statements—Note 12 and Note 13 to our Condensed Consolidated Financial Statements" for more information related to tax and legal contingencies.
Item 1A. Risk Factors.
At September 30, 2024, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A and Class B common stock on a settlement date basis during the quarter ended September 30, 2024:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
July 1 to July 31, 2024	—	$—	—	$1,639,070,615
August 1 to August 31, 2024	2,187,562	140.82	2,187,562	$1,331,028,784
September 1 to September 30, 2024	2,312,969	150.90	2,312,969	$982,007,137
Total	4,500,531	$146.00	4,500,531
(1)On May 10, 2023 and May 8, 2024, our board of directors approved expansions of our share repurchase program. Under each approval, we are authorized to purchase up to an additional $1,055 million and $1,000 million, respectively, of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the program may be suspended or discontinued at any time and does not have an expiration date. At September 30, 2024, we had approximately $982 million remaining under the share repurchase authorizations. See Part I, Item 1 "Financial Statements—Note 14 to our Condensed Consolidated Financial Statements" for additional information.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
On October 30, 2024, we filed a Certificate of Retirement with the Secretary of State of the State of Delaware to retire 1,642,251 shares of Class B common stock, $0.01 par value per share, of the Company. The 1,642,251 shares were converted into shares of Class A common stock, $0.01 par value per share, of the Company, in connection with the repurchase by the Company of 1,642,251 shares of Class B Common Stock from certain selling stockholders. The Company's Amended and Restated Certificate of Incorporation requires that any shares of Class B common stock that are converted into shares of Class A common stock be retired and may not be reissued.
Effective upon filing, the Certificate of Retirement amended the Amended and Restated Certificate of Incorporation of the Company to reduce the total authorized number of shares of capital stock of the Company by

1,642,251 shares. The total number of authorized shares of the Company is now 1,395,742,991 such shares consisting of 1,000,000,000 shares designated Class A common stock, 385,742,991 shares designated Class B common stock, and 10,000,000 shares designated Preferred Stock, par value $0.01 per share. A copy of the Certificate of Retirement is attached as part of Exhibit 3.1 hereto.
Rule 10b5-1 Trading Arrangements

			Trading Arrangement
	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares to be Sold	Expiration Date
Joan Bottarini, Executive Vice President, Chief Financial Officer	Adopt	September 16, 2024	X		25,000	August 29, 2025
(1) Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Hyatt Hotels

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

Hyatt Hotels Corporation

Date:	October 31, 2024	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Hyatt Hotels Corporation

Date:	October 31, 2024	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)