Form 10-K
period 2024-12-31
Hyatt Hotels Corp
filed 2025-02-13
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
At June 28, 2024, the aggregate market value of the registrant's Class A common stock, $0.01 par value, held by non-affiliates of the registrant was approximately $6,581 million (based upon the closing sale price of the Class A common stock on June 28, 2024 on The New York Stock Exchange). The market value of the registrant's Class B common stock is not included in the above value as there is no active market for such stock.
At January 31, 2025, there were 42,645,073 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 53,512,578 shares of the registrant's Class B common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2025 Annual Meeting of Stockholders to be held on May 21, 2025.

HYATT HOTELS CORPORATION

FISCAL YEAR ENDED DECEMBER 31, 2024

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
•travel-related accidents;
•natural or man-made disasters, weather and climate-related events, such as hurricanes, earthquakes, tsunamis, tornadoes, droughts, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases, or fear of such outbreaks;
•our ability to successfully achieve specified levels of operating profits at hotels that have performance tests or guarantees in favor of our third-party owners;
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
•our ability to successfully grow the World of Hyatt loyalty program and manage the Unlimited Vacation Club paid membership program;
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
As used in this annual report:
•"colleagues" refers to approximately 227,000 individuals (of which we directly employ approximately 52,000) working at our corporate and regional offices, our managed, franchised, owned, and leased properties in 79 countries around the world, the Bahia Principe Hotels & Resorts-branded properties that are managed by a consolidated hospitality venture, and the Unlimited Vacation Club business that we manage;
•"hospitality ventures" refer to entities in which we own less than a 100% equity interest;
•"hotel portfolio" refers to our full service hotels, our select service hotels, and our all-inclusive resorts;
•"Pritzker family business interests" means (1) various lineal descendants of Nicholas J. Pritzker (deceased) and spouses and adopted children of such descendants; (2) various trusts for the benefit of the individuals described in clause (1) and trustees thereof; and (3) various entities owned and/or controlled, directly and/or indirectly, by the individuals and trusts described in (1) and (2);
•"properties," "portfolio of properties," or "property portfolio" refer to our hotel portfolio and residential and vacation units that we operate, manage, franchise, own, lease, develop, license, or to which we provide services or license our trademarks, including under the Park Hyatt, Alila, Miraval, Impression by Secrets, The Unbound Collection by Hyatt, Andaz, Thompson Hotels, The Standard, Dream Hotels, The StandardX, Breathless Resorts & Spas, JdV by Hyatt, Bunkhouse Hotels, Me and All Hotels, Zoëtry Wellness & Spa Resorts, Hyatt Ziva, Hyatt Zilara, Secrets Resorts & Spas, Dreams Resorts & Spas, Hyatt Vivid Hotels & Resorts, Sunscape Resorts & Spas, Alua Hotels & Resorts, Grand Hyatt, Hyatt Regency, Destination by Hyatt, Hyatt Centric, Hyatt Vacation Club, Hyatt, Caption by Hyatt, Hyatt Place, Hyatt House, Hyatt Studios, and UrCove brands;
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
Park Hyatt®, Alila®, Miraval®, Impression by Secrets, The Unbound Collection by Hyatt®, Andaz®, Thompson Hotels®, The Standard®, Dream® Hotels, The StandardX, Breathless Resorts & Spas®, JdV by Hyatt®, Bunkhouse® Hotels, Me and All Hotels, Zoëtry® Wellness & Spa Resorts, Hyatt Ziva®, Hyatt Zilara®, Secrets® Resorts & Spas, Dreams® Resorts & Spas, Hyatt Vivid Hotels & Resorts, Sunscape® Resorts & Spas, Alua Hotels & Resorts®, Grand Hyatt®, Hyatt Regency®, Destination by Hyatt®, Hyatt Centric®, Hyatt Vacation Club®, Hyatt®, Caption by Hyatt®, Hyatt Place®, Hyatt House®, Hyatt Studios, Hyatt Residences®, World of Hyatt®, Hyatt Resorts™, ALG Vacations®, Amstar®, Apple Vacations®, Funjet Vacations®, Travel Impressions®, Blue Sky Tours®, CheapCaribbean.com®, BeachBound®, Trisept Solutions®, Mr & Mrs Smith, and related trademarks, service marks, trade names, and logos appearing in this annual report are the property of Hyatt Corporation or another wholly owned subsidiary of Hyatt Hotels Corporation. All other trademarks, trade names, or service marks appearing in this annual report are the property of their respective owners.

Part I
Item 1.    Business.
Overview
Hyatt Hotels Corporation is a global hospitality company with widely recognized, industry-leading brands and a tradition of innovation developed over our more than 65-year history.
Hyatt's portfolio of properties consists of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential and vacation units. We also offer distribution and destination management services through ALG Vacations and distribution services through Mr & Mrs Smith, a boutique and luxury global travel platform. At December 31, 2024, our hotel portfolio consisted of 1,442 hotels and all-inclusive resorts (347,301 rooms). See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" for a breakdown of our portfolio. Our colleagues and hotel general managers are supported by our regional management teams, located in cities around the world, and our executive management team, headquartered in Chicago.
Our offering includes brands across five distinct portfolios. The Luxury Portfolio, includes Park Hyatt, Alila, Miraval, Impression by Secrets, and The Unbound Collection by Hyatt; the Lifestyle Portfolio, includes Andaz, Thompson Hotels, The Standard, Dream Hotels, The StandardX, Breathless Resorts & Spas, JdV by Hyatt, Bunkhouse Hotels, and Me and All Hotels; the Inclusive Collection, includes Zoëtry Wellness & Spa Resorts, Hyatt Ziva, Hyatt Zilara, Secrets Resorts & Spas, Dreams Resorts & Spas, Hyatt Vivid Hotels & Resorts, Sunscape Resorts & Spas, and Alua Hotels & Resorts; the Classics Portfolio, includes Grand Hyatt, Hyatt Regency, Destination by Hyatt, Hyatt Centric, Hyatt Vacation Club, and Hyatt; and the Essentials Portfolio, includes Caption by Hyatt, Hyatt Place, Hyatt House, Hyatt Studios, and UrCove. We also manage, provide services to, or license our trademarks with respect to residential units often adjacent to a Hyatt-branded full service hotel. We consult with third parties in the design and development of such mixed-use projects. We license certain of our trademarks with respect to vacation units, which are part of Hyatt Vacation Club. We offer a short-term vacation rental platform, Homes & Hideaways by World of Hyatt, that features direct booking for short-term private home rentals in the United States ("U.S.").
We primarily derive our revenues from the provision of management, franchising, and hotel services, licensing of our portfolio of brands to franchisees and other hospitality-related businesses, including the Unlimited Vacation Club, operation of our owned and leased hotel portfolio, and provision of distribution and destination management services. For the year ended December 31, 2024, revenues totaled $6,648 million, net income attributable to Hyatt Hotels Corporation totaled $1,296 million, and Adjusted EBITDA totaled $1,096 million. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics Evaluated by Management—Adjusted Earnings Before Interest Expense, Taxes, Depreciation, and Amortization ("Adjusted EBITDA")" for our definition of Adjusted EBITDA, how we utilize it, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA for the periods presented.
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
•World Class Brands.   Inspired by a deep understanding of customer and guest needs, we have developed, and in some cases acquired, a global suite of distinct brands across five portfolios. We believe our brand portfolios are differentiated from competitors and intently focused on serving the high-end guest and customer in each segment in which our brands operate.
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
•Strong Capital Base and Disciplined Financial Approach.    Our approach is to maintain appropriate levels of financial leverage through industry cycles and downturns. At December 31, 2024, we had $1,383 million of cash and cash equivalents and short-term investments and approximately $1.5 billion of available borrowing capacity under our credit facility. We believe our balance sheet strength positions us to take advantage of strategic opportunities to expand our presence and continue to grow our business over time.
•Diverse Exposure to Management and Hotel Services, Franchising, and Ownership.    Our global mix of managed, franchised, owned, and leased properties provides a broad and diverse base of revenues, profits, and cash flows and provides flexibility to evaluate growth opportunities across our lines of business.
•High-Quality Owned Hotels Located in Desirable Markets are a Source of Capital for New Growth Investments.    We believe our owned assets provide us the opportunity to unlock additional shareholder value through dispositions that provide cash proceeds to fund additional strategic investments or provide incremental return of capital to stockholders. During the year ended December 31, 2024, we exceeded our commitment announced in August 2021 to realize $2.0 billion of gross proceeds from the disposition of owned assets, net of acquisitions.
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
Our strategy is guided and refined based on the outcome we seek—that each of our stakeholders choose Hyatt more over time and consider Hyatt to be the most preferred hospitality brand serving guests at the high-end of each segment in which our brands operate.

Description of Brands

Brand (3)	Chain Scale (4)	Customer Base	December 31, 2024 Rooms (1)(2)
			Managed (5)	Franchised	Owned and Leased (6)
Luxury Portfolio
	Luxury	Leisure and business; meetings	8,390	—	549
	Luxury	Leisure and business; meetings; social events	1,942	—	—
	Luxury/Wellness	Leisure; meetings	—	—	383
	Luxury All-Inclusive	Leisure	323	—	—
	Luxury	Leisure and business; meetings	3,104	5,282	—
Lifestyle Portfolio
	Luxury	Leisure and business; meetings	5,904	715	507
	Luxury	Leisure and business; meetings	3,329	662	—
	Upper Upscale	Leisure and business; meetings	942	580	—
	Upper Upscale	Leisure and business; meetings	808	178	—
	Upper Upscale	Leisure	187	—	—
	Luxury All-Inclusive	Leisure; adult-only; social events; meetings	2,311	—	—
	Upper Upscale	Leisure and business; meetings	2,224	6,270	—
	Upper Upscale	Leisure	598	—	—
	Upper Upscale	Leisure and business	—	1,137	—

Inclusive Collection
Luxury All-Inclusive	Leisure; adult-oriented	541	—	—
Luxury All-Inclusive	Leisure; meetings; social events; families	438	2,234	—
Luxury All-Inclusive	Leisure; adult-only; meetings; social events	291	919	—
Luxury All-Inclusive	Leisure; adult-only; meetings	9,719	—	—
Luxury All-Inclusive	Leisure; families; meetings	13,741	—	—
Upper Upscale All-Inclusive	Leisure; adult-only	400	—	—
Upper Upscale All-Inclusive	Leisure	3,803	—	—
Upscale All-Inclusive	Leisure	6,760	—	2,325
Classics Portfolio
Luxury	Leisure and business; meetings; social events	32,495	1,331	903
Upper Upscale	Business and leisure; meetings; social events; conventions; associations	72,136	20,981	3,355
Luxury	Leisure and business; meetings; social events; associations	2,670	3,769	—
Upper Upscale	Leisure and business; meetings	6,887	6,811	138
Vacation Ownership	Owners of vacation units; leisure	—	—	—
Upper Upscale	Business and leisure; meetings	1,087	1,151	1,298

Essentials Portfolio
Upscale	Leisure and business	390	377	—
Upscale	Business and leisure; meetings	13,447	49,403	794
Upscale	Extended-stay guests; business and leisure; meetings	3,268	16,328	—
Upper Midscale	Extended-stay guests; business transient	—	—	—
Upper Midscale	Business and leisure; meetings	—	8,083	—
(1) Figures include eight properties that Hyatt currently intends to rebrand to the respective brand at a future date and six non-branded managed properties. Figures do not include the following:
•21 properties with 11,685 rooms under the Bahia Principe brand owned by a consolidated hospitality venture between a Hyatt affiliate and an unrelated third party;
•2 unbranded properties in the Americas with 1,018 rooms;
•22 vacation units with 1,997 rooms; and
•1,031 unaffiliated Mr & Mrs Smith properties with 36,347 rooms available through hyatt.com. At December 31, 2024, the Mr & Mrs Smith platform included 2,251 properties and approximately 105,000 rooms that pay commissions through our distribution segment revenues.
(2) At December 31, 2024, we had 43 residential units with 5,174 rooms, certain of which are included in the figures above.
(3) The UrCove brand is owned by an unconsolidated hospitality venture between a Hyatt affiliate and an unrelated third party.
(4) Chain scale primarily represents industry standard hotel groupings with the exception of wellness, all-inclusive, and vacation ownership, which represent internal designations.
(5) Includes properties that we manage or provide services to.
(6) Figures do not include unconsolidated hospitality ventures.
Luxury Portfolio
Park Hyatt
Park Hyatt hotels provide discerning, global travelers with a refined home-away-from-home. Located in several of the world's premier destinations, each Park Hyatt hotel is custom designed to combine sophistication with understated luxury. Each property features well-appointed guestrooms, world-renowned artwork and design, and unique and immersive culinary experiences led by award-winning chefs, creating deeply enriching dining occasions for guests.
Alila
Founded in 2001, the Alila brand redefines luxury with its experience-driven philosophy that blends transformative moments, innovative design, and personalized service. Every property embraces a culturally rich and environmentally conscious approach. Recognized for award-winning practices, Alila hotels protect and celebrate the natural, cultural, and architectural heritage of their destinations, which leads to unmatched guest experiences. A stay at an Alila property invites you to immerse yourself in the essence of each place—through local flavors, restorative wellness rituals, invigorating adventures, and experiences waiting to be uncovered.

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
Impression by Secrets
The Impression by Secrets brand is a boutique, adult-only, luxury all-inclusive brand where guests can experience personalized restoration and luxury, offering escapes designed to exceed expectations of guests. Impression by Secrets resorts are the next generation of exclusive luxury offering intimate escapes from daily life amidst breathtaking surroundings and picturesque oceanscapes. Guests will enjoy a high-touch, preference-focused experience complete with the utmost level of personalized service and amenities.
The Unbound Collection by Hyatt
More than a compilation of independent, one-of-a-kind luxury hotels, The Unbound Collection by Hyatt brand is a thoughtful curation of stories worth collecting. Whether it is a modern marvel, a historic gem, or a revitalizing retreat, each property provides thought-provoking environments and experiences that inspire unforgettable moments for guests seeking a sophisticated yet unscripted service when they travel.
Lifestyle Portfolio
Andaz
Andaz, translated from Hindi, means "personal style." Designed for those with a global sensibility, Andaz hotels are grounded in their local surroundings and infused with local culture. The brand's personalized, attentive service leave guests feeling empowered and energized to explore themselves and the world around them, leaving enriched and energized.
Thompson Hotels
Thompson Hotels provide a sophisticated home base when traveling. The brand is focused on the classics done with a refined sensibility and a distinctive sense of style. All housed where culture thrives. Thompson Hotels cater to discerning visitors traveling for business, leisure, and special events along with socially connected locals in each market.
The Standard
The Standard hotels create culturally-inspired, socially-driven entertainment destinations in some of the world's most inspiring destinations. From its carefully-curated food and beverage offerings to vibrant events that engage both locals and travelers, over the past 25 years, The Standard brand has become one of the most celebrated brands in the industry.
Dream Hotels
Dream Hotels bring the party to its guests with eye-catching aesthetics and vibrant social spaces where guests and locals mingle in search of a good time. Dream Hotels are located in urban destinations and emerging neighborhoods surrounding city centers. Each location's distinct influence creates a lively and amplified hospitality experience.
The StandardX
The StandardX brand brings The Standard brand's signature "cool factor" to smaller hotels, and up-and-coming neighborhoods, with properties that pack style, culture, and attitude into a smaller footprint. Each The StandardX hotel embodies a stripped-back, potent sense of style, often located in areas on the cusp of transformation, where X marks the spot for the next big thing.
Breathless Resorts & Spas
Breathless Resorts & Spas are adult-only, all-inclusive properties for guests seeking an activated beachfront experience in a social setting. These resorts offer modern accommodations, spas, meetings and event spaces, and compelling dining and drink options. The experience is infused with a spirit of escape people expect from a beach-side destination, layered with unexpected moments of delight.

JdV by Hyatt
The JdV by Hyatt brand offers a collection of vibrant, independent hotels that are true reflections of the urban neighborhoods they call home. Each hotel provides an experience that is inclusive in spirit and space, that brings people together with joy-driven service. Embracing its namesake of "joie de vivre," each property invites guests and locals to connect and celebrate the joys of life and travel.
Bunkhouse Hotels
Bunkhouse is a brand that is rooted in the heart of the communities it serves, offering an authentic sense of place. With a passion for distinctive design and a focus on building relationships with locals, Bunkhouse properties offer soulful travel experiences that connect deeply with guests. The brand's commitment to community-centered food and beverage experiences and engaging events creates spaces where locals and visitors alike come together to share stories and make memories.
Me and All Hotels
At Me and All Hotels, everyone is invited. Me and All hotels are centrally located and inextricably linked with their city's local social dynamics. Urban design meets fun cultural programming to create an engaging environment for travelers and locals.
Inclusive Collection
Zoëtry Wellness & Spa Resorts
Zoëtry Wellness & Spa Resorts cater to those seeking luxury, privacy, and pampering in an all-inclusive, beachfront boutique setting. These resorts offer lavish accommodations, 24-hour concierge, gourmet cuisine, top-shelf spirits, and enrichment experiences. The resorts pay homage to the local cultures, nature, and art through indigenous spa treatments, environmentally conscious practices, and distinguished art collections.
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
Secrets Resorts & Spas
Secrets Resorts & Spas offer adult-only, all-inclusive luxury focusing on romance in beachfront settings. Properties feature elegantly appointed rooms and suites, 24-hour concierge and room services, gourmet restaurants and lounges, and various day and evening activities. In addition to couples and honeymooners, the resorts also cater to business groups and large leisure events with expansive and flexible settings and customized services.
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
Classics Portfolio
Grand Hyatt
Grand Hyatt hotels are distinctive hotels in major gateway cities and resort destinations. With a presence around the world and critical mass in Asia, Grand Hyatt hotels provide sophisticated leisure and business travelers with elegant accommodations, extraordinary restaurants and bars, luxury spas and fitness centers, and comprehensive business and meeting facilities. Signature elements of Grand Hyatt hotels include iconic architecture and design, state-of-the-art technology, and facilities for an array of business or social gatherings of all sizes.
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
Destination by Hyatt
The Destination by Hyatt brand is a portfolio of luxury hotels and resorts that are individual, yet connected by a commitment to draw on the spirit of each location. Each property is purposefully crafted to be a place of discovery and captures the unique essence of each location through immersive discoveries, authentic design, and welcoming service. The portfolio features renowned golf courses, indigenous spas, and exceptional food and beverage options including bars, restaurants, cafés, and rooftop venues.
Hyatt Centric
Hyatt Centric is a brand of full service lifestyle hotels located in prime destinations. Created for curious travelers who want to be in the heart of the action, Hyatt Centric hotels are thoughtfully designed to enable exploration and discovery so they never miss a moment of adventure. With streamlined, modern rooms, each hotel serves as a launch pad for exploring all the hidden gems and hot spots each destination has to offer. Hyatt Centric hotels offer social spaces to connect with others in the lobby, while the bar and restaurant are local hot spots where great conversations, locally-inspired food, and signature cocktails can be enjoyed.
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

Essentials Portfolio
Caption by Hyatt
The Caption by Hyatt brand is designed to be part of the community, not just in it, Caption by Hyatt hotels hire local, buy local, and vibe local. Be it an open-mic night or a pop-up art installation, each space within Caption by Hyatt hotels is programmed to reflect each destination and its community. At the heart of each Caption by Hyatt hotel is Talk Shop, an all-day spot where guests can eat, drink, get some work done, hang with friends, or just relax. Caption by Hyatt hotels combine the design and comfort of an upscale, lifestyle-forward hotel with the flexibility and efficiency of a select service property.
Hyatt Place
Hyatt Place hotels offer a modern, comfortable, and seamless experience, combining style and innovation to create a casual hotel environment for today's multi-tasking traveler. Spacious, thoughtfully designed guestrooms feature distinct areas for sleep, work, and relaxation. Hyatt Place hotels also offer freshly prepared food, efficient service, and an easy to navigate experience.
Hyatt House
Hyatt House hotels are designed to welcome short-term guests and extended-stay residents. Apartment-style suites with fully-equipped kitchens and separate living areas provide guests with living accommodations and the conveniences of home. Hyatt House hotels seek to keep guests comfortable with complimentary hot breakfast, H Bar food and beverage offerings, and indoor and outdoor communal spaces.
Hyatt Studios
Hyatt Studios is an upper-midscale, extended-stay brand conceived in direct collaboration with hotel developers and operators and by listening closely to the needs of guests. The Hyatt Studios brand distinguishes itself through efficient design and a lean operating model. Each hotel will deliver spacious studio guest rooms with all the necessities for a convenient and comfortable extended-stay experience, including complimentary grab-and-go breakfast, a state-of-the-art self-service marketplace, laundry and fitness areas, and outdoor patio spaces.
UrCove
The UrCove brand is designed specifically to meet aspiring travelers' preferences and growing expectations for a seamless, comfortable, and premium travel experience in the upper-midscale market in Mainland China. Hotels in the UrCove brand, which is short for "your cove," blend comfort and convenience for the modern traveler through thoughtful service, spacious rooms, delicious food, and a relaxed, yet refined ambiance.
ALG Vacations, Amstar, and Trisept Solutions
ALG Vacations focuses on providing memorable vacation experiences around the world with an emphasis on Mexico and the Caribbean. As one of the largest sellers of vacation packages and charter flights in the United States, ALG Vacations operates a number of leading brands in vacation and travel, including Apple Vacations, Funjet Vacations, Travel Impressions, Blue Sky Tours, CheapCaribbean.com, and BeachBound. ALG Vacations also markets and distributes certain products through affiliations with airline vacation brands Southwest Vacations and United Vacations.
The ALG Vacations business includes Amstar, a destination management business, and Trisept Solutions, a technology platform for travel merchandise and distribution. Amstar provides world-class expertise in destination services, transfers, and excursions to individuals, travel agencies, groups, corporations, tour operators, and meeting planners throughout eight countries and 39 destinations in the Americas.
Mr & Mrs Smith
Mr & Mrs Smith is a boutique and luxury global travel platform offering direct booking access to a carefully curated and growing collection of approximately 2,200 boutique and luxury properties in some of the world's most desirable locations, of which approximately 1,000 are available through hyatt.com. Hotel listing is by invitation only through a selective process, including required site visits by a diverse community of trusted tastemakers.

Business Segment, Revenues, and Geographical Information
During the year ended December 31, 2024, we realigned our operating and reportable segments to align with our business strategy, certain organizational changes within our leadership team, and the manner in which our chief operating decision maker ("CODM") assesses performance and makes decisions regarding the allocation of resources. A summary of our reportable segments is as follows:
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
Segment operating information for the years ended December 31, 2023, and December 31, 2022 have been recast to reflect these segment changes. For information regarding our three reportable business segments, revenues, and geographical information, see Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 19 to our Consolidated Financial Statements." For the definition of the UVC Transaction, see Part I, Item 1, "Business—Unlimited Vacation Club."
Management and Hotel Services Agreements
We manage and provide hotel services to hotels worldwide pursuant to management and hotel services agreements. Our management and hotel services agreements typically provide for a two-tiered fee structure that compensates us both for the revenue we generate for the property as well as for the profitability of hotel operations. In these two-tier fee structures, tier one is a base fee that is usually an agreed-upon percentage of gross revenues from hotel operations, and tier two is an incentive fee that is typically calculated as a percentage of a hotel profitability measure, such as gross operating profit, adjusted profit, or the amount by which gross operating profit or adjusted profit exceeds a specified threshold. Outside of the United States, some management and hotel services agreements have structures more dependent on hotel profitability measures, either (i) through a single management fee structure where the entire fee is based on a profitability measure or (ii) because our two-tier fee structure is more heavily weighted toward the incentive fee than the base fee. Certain of our hotel services agreements provide for a single-tier fee structure based on either an agreed-upon percentage of revenue generated from the hotel or a percentage of revenue in excess of an agreed-upon threshold amount.
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
Terms and Renewals
The approximate average remaining term of our management and hotel services agreements with third-party owners and consolidated and unconsolidated hospitality ventures (other than for properties currently under development) is 16 years for full service hotels in all regions, 14 years for select service hotels in all regions, and 11 years for all-inclusive resorts in all regions, in each case assuming no renewal options are exercised by either party. Including exercise of extension options in Hyatt's sole discretion, the approximate average remaining term of our management and hotel services agreements (other than for properties currently under development) in all regions is 19 years for full service hotels, 22 years for select service hotels, and 11 years for all-inclusive resorts.
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

In general, our franchisees pay us an initial application fee and/or a design services fee as well as ongoing royalty fees, the amount of which depends on the brand under which the franchised property is licensed as well as the region where the property is located. Royalty fees are typically a percentage of gross rooms revenues, typically ranging from 2.75% to 5%, or, in some cases, gross room revenues generated through Hyatt reservation and booking channels, typically 7%, or a combination of a percentage of gross rooms revenues and a percentage of gross food and beverage revenues, typically 6% of gross room revenues and 3% of gross food and beverage revenues. In some circumstances, and in particular, outside of the United States and Canada, we have negotiated other fee arrangements. In addition to our franchise fees, we charge franchisees for certain services arranged and, in most cases, provided by us. These services may include, without limitation, centralized reservation functions, certain sales functions, digital and technology, digital media, national advertising, certain marketing and promotional services, as well as various revenue management services.
Terms and Renewals
The standard term of our franchise agreements is typically 20 years, assuming the franchisee has complied with franchise agreement requirements and standards. Certain of our franchise agreements have renewal options at Hyatt's option, generally triggered if the franchisee has failed to exercise its renewal option, or upon the mutual agreement of the parties. We have the right to terminate franchise agreements upon specified events of default, including non-payment of fees and non-compliance with brand standards. In the event of early termination for any reason, our franchise agreements typically set forth liquidated damages our franchisees must pay to us upon termination.
The average remaining base term of our franchise agreements for our select service hotels, full service hotels, and all-inclusive resorts in all regions (other than those currently under development) is approximately 14 years.
Sales and Revenue Management, Marketing, and Reservation Systems and Global Care Centers
Sales and Revenue Management
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
We seek to maximize revenues in each hotel we operate through a team of revenue management professionals, and we also provide revenue management services to franchisees upon request. Our revenue management leaders are currently using or transitioning to a new proprietary technology tool called Hyatt PrO. The new software is intended to allow colleagues to benefit from enhanced modularity and flexibility, increased automation and efficiency, and the ability to drive deeper collaboration across commercial teams. The goal of revenue management is to secure the right customers, on the right date, at the right price.
Marketing
We are focused on the high-end traveler, positioning our offerings at the top of each segment in which our brands operate. Our marketing strategy is designed to drive loyalty and community through global, regional, field, and digital marketing efforts. Building and differentiating each of our brands is critical to increasing Hyatt's brand preference. We are focused on targeting the distinct guest segments that each of our brands serve and supporting the needs of the hotels by thorough analysis and application of data and analytics. The World of Hyatt loyalty program and our digital platforms are also key components of building loyalty and driving revenue. The loyalty program focuses on deepening relationships with members, driving repeat stays, guest satisfaction, recognition, and differentiated services and experiences for our most loyal guests. Our digital platforms are our primary distribution channels providing guests, customers, and members with an efficient source of information about our hotels, distinct brand experiences, and a seamless booking experience. With a combined focus on increasing brand awareness, building a community of loyalists, and enhancing digital engagement through personalized experiences, our marketing is aimed at Hyatt becoming the most preferred hospitality brand.
Reservation Systems and Global Care Centers
We have a proprietary central reservation system that provides a comprehensive view of inventory, while allowing for local management of rates based on demand. Through this system, we are able to allow bookings and subsequent maintenance of bookings by hotels directly, via telephone through our global care centers, by travel agents, by corporate clients, and through digital platforms. We are in the process of migrating to a new central reservation system, which we expect will enhance our reservation capabilities, streamline operations, and deliver a seamless and efficient experience for guests, including a faster search and booking process. The new system is designed to make the guest search and booking process even smoother and increase visibility for property availability through flexible calendar search, an enhanced rooms rates and view, and an efficient booking process.
We have 15 global care centers that service our global guest, customer, and loyalty member base 24 hours a day, seven days a week. Hyatt operates call center services in the United States and collaborates with third-party call centers in the United States, Latin America, the Caribbean, and Asia to serve all-inclusive resorts as well as ALG Vacations and the Unlimited Vacation Club business that we manage. Hyatt utilizes both proprietary and third-party booking engines, and reservations are managed through a central reservations system. While we continue to provide full reservation services via telephone through these global care centers, we continue to make significant investments in internet booking capabilities as well as an online chat communication function on hyatt.com and mobile platforms. We also continue to enhance the services and capabilities of our global care centers to better align with evolving technology and guest preference. Some of the rooms at hotels and resorts we manage, franchise, or provide services to are booked through internet travel intermediaries or online travel service providers. We also engage third-party intermediaries who collect fees by charging our hotels and resorts a commission on room revenues, including travel agencies, travel distribution providers, and meeting and event management companies.
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
Members earn points based on their spend at our properties and through our experience platform; by transacting with our strategic loyalty alliances, including American Airlines and Peloton; or in connection with spend on the World of Hyatt co-branded consumer and business credit cards. Loyalty program points can be redeemed at properties across our brands, converted into airline miles with numerous participating airlines, and redeemed with our strategic loyalty alliances and other third parties.
The loyalty program is operated for the benefit of participating properties and is primarily funded through contributions from eligible revenues generated from loyalty program members. These funds are applied to reimburse hotels for room nights when members redeem loyalty program points and pay for administrative expenses and marketing initiatives to support the loyalty program.
At December 31, 2024, World of Hyatt had approximately 53.5 million members. During 2024, member stays represented approximately 45% of total system-wide room nights, excluding our all-inclusive properties.
Unlimited Vacation Club
The Unlimited Vacation Club is a paid membership program that provides its members with preferred rates and benefits exclusively at participating Hyatt branded all-inclusive resorts primarily within Latin America and the Caribbean. Through a variety of membership levels, members purchase the right to receive certain benefits which may include preferred rates on future reservations, free hotel nights, discounts on spa and other hotel offerings, and special benefits with third-party travel alliances.
During the year ended December 31, 2024, we completed a restructuring of the entity that owns the Unlimited Vacation Club paid membership program business and sold 80% of the entity to an unrelated third party. As a result of the transaction, we deconsolidated the entity (the "UVC Transaction"). We continue to manage the Unlimited Vacation Club business under a long-term management agreement and license and royalty agreement. For information regarding the UVC Transaction, see Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 4 to our Consolidated Financial Statements."
Competition
There is intense competition in all areas of the hospitality industry. Competition exists for hotel and resort guests, vacation membership customers, management and hotel services agreements and franchise agreements, sales of vacation and branded residential properties, and online travel customers, including leisure and business travelers as well as travel agencies and tour operators. Our principal competitors are other operators of full service, select service, extended-stay, all-inclusive, and wellness properties, including other major hospitality chains with well-established and recognized brands, as well as cruise line operators. We also compete against smaller hotel chains and independent and local owners and operators and face competition from new distribution channels in the travel industry. Additional sources of competition include large companies that offer online travel services as part of their business model, such as Alibaba, financial services providers such as credit card issuers, search engines such as Google, and peer-to-peer inventory sources that allow travelers to book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms, such as Airbnb and Vrbo.
We compete for guests at hotels and resorts and for customers of our services based primarily on brand name recognition and reputation, location, customer satisfaction, room rates, quality of service, amenities, quality of accommodations, security, our cancellation policy, and the ability to earn and redeem loyalty program points.
We compete for management and hotel services agreements based primarily on the value and quality of our management and hotel services, our brand name recognition and reputation, loyalty program penetration, the level of our management fees, room rate expectations, costs associated with system-wide services, including without limitation, sales and revenue management, marketing, global care centers (including reservation and customer support), digital and technology, and digital media (collectively, "system-wide services"), the terms of our management and hotel services agreements, including compared to the terms our competitors offer, and the economic advantages to the property owner of retaining our management and hotel services and using our brand name. We compete for franchise agreements based primarily on brand name recognition and reputation, loyalty program penetration, the room rate that can be realized, costs associated with system-wide services, and the royalty fees charged. Other competitive factors for management and hotel services agreements and franchise agreements are relationships with property owners and investors, availability and affordability of financing, marketing support, loyalty programs, reservation and e-commerce system capacity and efficiency, distribution channels, limitations on the expansion of one or more of our brands in certain geographic areas due to restrictions previously agreed to in order to secure management and franchise opportunities, and the ability to provide capital that may be necessary to obtain management and hotel services agreements and franchise agreements.
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

Intellectual Property
In the highly competitive hospitality industry in which we operate, trademarks, service marks, trade names, and logos are very important in the sales and marketing of our hotels, residential and vacation units and services, our distribution and destination management services business, and the paid membership program. We have a significant number of trademarks, service marks, trade names, logos, and pending registrations, and significant resources are expended each year on surveillance, registration, and protection of our trademarks, service marks, trade names, and logos, which we believe have become synonymous in the hospitality industry with a reputation for excellence in service and care. For additional information, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business—Any failure to protect our trademarks and intellectual property could reduce the value of our brand names and harm our business."
Government Regulation
We are subject to numerous foreign, federal, state, and local government laws and regulations, including those relating to employment practices, laws and regulations that govern the offer and sale of franchises, health and safety, competition, anti-bribery, and anti-corruption, the preparation and sale of food and beverages, building and zoning requirements, cybersecurity, data privacy, data localization, the handling of personally identifiable information, and general business license and permit requirements, in various jurisdictions. We manage hotels with casino gaming operations as part of or adjacent to such hotels, but third parties manage and operate the casino operations. Compliance with these various laws and regulations can affect the revenues and profits of our portfolio of properties and could adversely affect our operations or our reputation. We believe our businesses are conducted in substantial compliance with applicable laws and regulations.
Human Capital Resources and Corporate Responsibility Commitment
Our purpose—we care for people so they can be their best—is at the heart of how we care for our guests, customers, and colleagues. Every Hyatt colleague plays a distinct and important role in executing our strategy, and we recognize that our success is dependent on our colleagues delivering care to our guests and customers, therefore our colleagues, and creating a culture of belonging, warmth, and safety, is at the core of our purpose. One of our strategic priorities is to "cultivate the best people and evolve the culture." We execute on this priority by investing in our recruitment and retention process and ensuring our talent, culture, and capabilities have us best positioned for company success and to win in the marketplace. This includes providing access to personal and professional development resources and creating inclusive environments where colleagues feel a sense of belonging and care.
Employees
At December 31, 2024, there were approximately 227,000 colleagues working at our corporate and regional offices, our managed, franchised, owned, and leased properties, the Bahia Principe Hotels & Resorts-branded properties that are managed by a consolidated hospitality venture, and the Unlimited Vacation Club business that we manage. We directly employ approximately 52,000 of these colleagues. The remaining colleagues are employed by third-party owners and franchisees of our properties. Approximately 17% of our employees (approximately 21% of our U.S.-based employees) were either represented by a labor union or had terms of employment that were determined under a labor agreement. We believe relations with our employees and colleagues are good.
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
•Caring for the Planet: We are committed to advancing environmental action so destinations around the world are vibrant for our colleagues, guests, customers, owners, investors, and communities. Through our 2030 environmental goals, we seek to drive change in our communities with a focus on climate change and water conservation, waste and circularity, responsible sourcing, and thriving destinations.
•Caring for People: We care for the wellbeing of our colleagues, guests, customers, owners, and communities and are committed to advancing a culture of opportunity. Our efforts are focused on colleague development, wellbeing, human rights, inclusion, and community engagement and volunteerism.

•Caring for Responsible Business: We embrace our responsibility to create fair, ethical, and transparent business practices, both within and beyond our company and Hyatt properties. Our approach to responsible business spans fair and ethical business practices as reflected through our Code of Business Conduct and Ethics, working with other businesses, including our Supplier Code of Conduct, data privacy and security, risk management, and reporting.
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
We are also subject to various requirements, including those contained in environmental permits required for our operations, governing air emissions, effluent discharges, the use, management, and disposal of hazardous substances and wastes, and health and safety. From time to time, we may be required to manage, abate, or remove asbestos, mold, lead, or other hazardous materials or conditions at our properties. We believe our properties and operations are in compliance, in all material respects, with all foreign, federal, state, and local environmental laws and ordinances. However, additional operating costs and capital expenditures could be incurred if additional or more stringent requirements are enacted in the future.
Insurance
Properties we manage, franchise, provide services to, license, own, and lease outright or through hospitality ventures are insured under different insurance programs depending on whether the property participates in our insurance programs or in the insurance programs of the property owner, including hospitality ventures; franchisee; or licensee. We maintain insurance coverage for our owned and leased hotels under our insurance programs for liability, property, workers' compensation, and other risks with respect to our business. Hotels owned by hospitality ventures, hotels we manage, and certain franchises are permitted to participate in our insurance programs by mutual agreement with our hospitality venture partners or third-party owners and franchisees. The majority of hotels owned by hospitality ventures and managed hotels owned by third parties participate in our insurance programs. Our hospitality venture agreements and management and hotel services agreements require hotels owned by hospitality ventures and managed hotels owned by third parties that do not participate in our insurance programs to be insured at coverage levels generally consistent with the coverage levels under our insurance programs, including liability, property, business interruption, workers' compensation, and other insurance. Our franchise and license agreements require our franchisees and licensees to maintain liability, property, business interruption, workers' compensation, and other insurance at our franchised or licensed properties. We are typically covered under insurance policies held by third-party owners, franchisees, or licensees to the extent necessary and reasonable. We also maintain cyber-risk insurance for systems and data controlled by us. Cyber-risk insurance generally covers all Company-controlled systems and Company-controlled data in properties that we manage, franchise, provide services to, license, own, and lease outright or through hospitality ventures.
We believe our insurance policies, as well as those maintained by third-party owners and franchisees, including hospitality ventures, are adequate for foreseeable losses and on terms and conditions that are reasonable and customary with solvent insurance carriers. We also self-insure some of our risks generally through the use of deductibles and retentions. We believe these deductibles and retentions are reasonable and customary for our industry and our size. However, there are losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. We use a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of the Company to generally insure our deductibles and retentions, but we exclude most property insurance deductibles and retentions.
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
Amended and Restated Global Hyatt Agreement
The trustees of the U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker, our executive chairman, and Mr. Jason Pritzker, one of our directors, and any of their successors that own, directly or indirectly, shares of our common stock, have entered into the Amended and Restated Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. At January 31, 2025, Pritzker family business interests own, directly or indirectly, 52,008,958 shares, or 54.1%, of our total outstanding common stock and control approximately 88.8% of our total voting power. Specifically, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote all of their voting securities consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
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

Amended and Restated Foreign Global Hyatt Agreement
The trustees of the non-U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker and Mr. Jason Pritzker, and any of their successors that own, directly or indirectly, shares of our common stock, have entered into the Amended and Restated Foreign Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. At January 31, 2025, Pritzker family business interests own, directly or indirectly, 52,008,958 shares, or 54.1%, of our total outstanding common stock and control approximately 88.8% of our total voting power. Specifically, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote (or cause to be voted) all of the voting securities held directly or indirectly by them consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
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

2007 Stockholders' Agreement
One investor remains party to the 2007 Stockholders' Agreement, which provides for certain rights and obligations as described below. At January 31, 2025, the investor party to the 2007 Stockholders' Agreement held 2,270,395 shares of Class B common stock.
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
Voting Agreement
Until the date that Mr. Thomas J. Pritzker is no longer our chairman, each stockholder party to the 2007 Stockholders' Agreement has agreed to vote all of their shares of common stock consistent with the recommendations of a majority of our board of directors with respect to all matters. At January 31, 2025, the stockholders party to the 2007 Stockholders' Agreement own in the aggregate 2,270,395 shares of Class B common stock or approximately 4.2% of our Class B common stock, approximately 2.4% of the total outstanding shares of our common stock and approximately 3.9% of the total voting power of our outstanding common stock.
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
Our Website and Availability of SEC Reports and Other Information
The Company maintains a website at the following address: www.hyatt.com. The information on the Company's website is not incorporated by reference in, or otherwise to be regarded as part of, this annual report. In addition, we reference certain sources included on our website in this annual report, and none of these are incorporated by reference in, or are otherwise to be regarded as part of, this annual report.
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
Investors and others should note that we routinely announce material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts, and the Hyatt Investor Relations website. Additionally, certain information we may disclose, particularly in the corporate responsibility context, is informed by the expectations of various stakeholders or third-party frameworks and, as such, may not necessarily be material for purposes of our filings under U.S. federal securities laws, even if we use "material" or similar language in discussing such matters. We use these channels as well as social media channels (e.g., the Hyatt Facebook account (facebook.com/hyatt); the Hyatt Instagram account (instagram.com/hyatt); the Hyatt LinkedIn account (linkedin.com/company/hyatt); the Hyatt TikTok account (tiktok.com/@hyatt); the Hyatt X account (x.com/hyatt); and the Hyatt YouTube account (youtube.com/user/hyatt)) as a means of disclosing information about our business to our guests, customers, colleagues, investors, and the public. While not all of the information that we post to the Hyatt Investor Relations website or on our social media channels is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in Hyatt to review the information that we share at the Investor Relations link located at the bottom of the page on hyatt.com and on our social media channels. The information on the Hyatt Investor Relations website and our social media channels are not incorporated by reference in, or otherwise to be regarded as part of, this annual report.
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
•Risks relating to natural or man-made disasters, weather and climate-related events, contagious diseases, terrorist activity, and war could reduce the demand for lodging and hospitality-related businesses, which may adversely affect our financial condition and results of operations.
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
•Adverse incidents at, or adverse publicity concerning, our hotels or businesses or our corporate responsibility efforts could harm our brands and reputation, as well as adversely affect our market share, business, financial condition, or results of operations.
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
•We may be unable to sell selected owned properties at acceptable terms and conditions, if at all, and are exposed to risks resulting from investments in owned and leased real estate.

•We may seek to expand our business through acquisitions of and investments in other businesses and properties, or through alliances, and these activities may be unsuccessful, divert management's attention, or take longer or be more difficult than anticipated to integrate, including with respect to the implementation of internal controls over financial reporting.
•If we or our third-party owners, franchisees, or development partners are unable to repay or refinance loans secured by mortgaged properties, access the capital necessary to fund current operations, or implement our plans for growth, our revenues, profits, and capital resources could be reduced and our business could be harmed.
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
•Our ability to successfully manage the Unlimited Vacation Club paid membership program is dependent on offering preferred rate hotel inventory and access to key sales locations, including onsite sale opportunities. The operating results and cash flows of the Unlimited Vacation Club paid membership program could be negatively impacted by lack of resort inventory, member terminations, or a failure to collect membership fees, which could reduce our revenues.
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
•natural or man-made disasters, weather and climate-related events, such as hurricanes, earthquakes, tsunamis, tornadoes, droughts, floods, wildfires, oil spills, and nuclear incidents;
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
•changes in operating costs, including, but not limited to, labor (including minimum wage increases), energy, food, workers' compensation, benefits and healthcare, insurance, and unanticipated costs resulting from force majeure events;

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
Consumer demand for our products and services is closely linked to global and regional economic conditions and is sensitive to business and personal discretionary spending levels. Changes in consumer demand and general business cycles can subject, and have subjected, our revenues to significant volatility. Adverse general economic conditions, health and safety concerns, risks or restrictions affecting or reducing travel patterns, lower consumer confidence, high unemployment, adverse political conditions, among other factors, can result in a decline in consumer demand, which can lower the revenues and profitability of our owned and leased properties, decrease the amount of management, franchise, and license fee revenues we are able to generate from our managed and franchised properties, strategic alliances, and the Unlimited Vacation Club paid membership program, and decrease the demand for vacation packages sold through ALG Vacations. In addition, a portion of our expenses associated with managing, franchising, providing services to, licensing, owning, or leasing hotels as well as residential and vacation units are fixed. These costs include certain personnel costs, interest, rent, property taxes, insurance, and utilities, all of which may increase at a greater rate than our revenues and/or may not be able to be reduced at the same rate as declining revenues. Where cost-cutting efforts are insufficient to offset declines in revenues, we could experience a material decline in margins and reduced or negative cash flows. If we are unable to decrease costs significantly or rapidly when demand for our hotels and other properties decreases, the decline in our revenues could have a particularly adverse impact on our net cash flows and profits. Economic downturns generally affect the results derived from owned and leased properties more significantly than those derived from managed and franchised properties due to the proportion of fixed costs associated with operating an owned or leased property and the greater exposure owners have to the properties' performance. While we have reduced the proportion of our earnings from owned and leased properties significantly since 2017, our proportion of owned and leased properties, compared to the number of properties we manage, franchise, or provide services to for third-party owners and franchisees, is larger than that of many of our competitors and, as a result, an environment of depressed demand could have a greater adverse effect on our results of operations. As a result, changes in consumer demand and general business cycles can subject, and have subjected, our revenues, earnings, and results of operations to volatility.
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
Risks relating to natural or man-made disasters, weather and climate-related events, contagious diseases, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our financial condition and results of operations.
Hurricanes, earthquakes, tsunamis, tornadoes, droughts, wildfires, and other man-made or natural disasters, as well as the spread or fear of the spread of contagious diseases in locations where we own, lease, manage, franchise, or provide services to significant properties and areas of the world from which we draw a large number of guests, could cause property damage or a decline in the level of business and leisure travel in certain regions or as a whole and reduce the demand for lodging, which may adversely affect our financial condition and operating performance. In addition, potential concerns about public health or contagious diseases may impact travel demand and consumer confidence in the future, as we experienced during the COVID-19 pandemic. Actual or threatened war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty could have a similar effect on our financial condition or our growth strategy. Any one or more of these events may reduce the overall demand for hotel rooms or limit the prices we can obtain for them, both of which could adversely affect our profits and financial results.
We are also subject to the risks associated with the physical effects of climate change, including changes in sea levels, water shortages, storms, flooding, droughts, wildfires, extreme temperature events, and other natural disasters. Such disasters may become more frequent or intense as a result of climate change or other factors, which may also result in changes to the cost or availability of insurance. Climate change may also result in chronic physical effects, including rising sea levels and changes in temperature and precipitation patterns. These risks may also have impacts on our properties' access to, and costs with respect to, energy, and may impose additional requirements on our properties, including energy efficiency requirements. In addition, a variety of legislation and regulations are being enacted, or considered for enactment, relating to energy and climate change, such as carbon dioxide emissions control and building codes that impose energy efficiency standards. Moreover, as climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and to make compliance more costly. As a result of the foregoing, we may experience increased costs or decreased availability of certain products important to our operations, including but not limited to, insurance, water, and energy.
Risks Related to Our Business
Competition Risks
Because we operate in a highly competitive industry, our revenues, profits, or market share could be harmed if we are unable to compete effectively, and new distribution channels, alternatives to traditional hotels, and industry consolidation among our competitors may negatively impact our business.
The segments of the hospitality industry in which we operate are subject to intense competition. Our principal competitors are other operators of full service, select service, extended-stay, all-inclusive, and wellness properties, including other major hospitality chains with well-established and recognized brands, as well as cruise line operators. Some of these major hospitality chains are larger than we are based on the number of properties or rooms in their portfolios or based on the number of geographic locations in which they operate. Some of our competitors also have significantly more members participating in their loyalty programs which may enable them to attract more customers and more effectively retain such guests. Our competitors may also have greater financial and marketing resources than we do, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could adversely affect our ability to compete for guests effectively. In addition to these competitors, we also compete against smaller hotel chains and independent and local hotel owners and operators.
We also face competition from new distribution channels in the travel industry. Additional sources of competition include large companies that offer online travel services as part of their business model, such as Alibaba, financial services providers such as credit card issuers, search engines such as Google, and peer-to-peer inventory sources that allow travelers to book stays on websites that facilitate the short-term rental of homes and apartments from their owners, thereby providing an alternative to hotel rooms, such as Airbnb and Vrbo.
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
We expect to continue to derive most of our business from our direct distribution channels, including our digital platforms. However, consumers worldwide routinely use internet travel intermediaries such as Expedia.com, Priceline.com, Booking.com, Travelocity.com, and Orbitz.com, as well as lesser-known online travel service providers, to book travel. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Some of these intermediaries are attempting to increase the importance of generic quality indicators, such as "four-star downtown hotel," at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservation systems rather than to our brands. Some of these intermediaries have launched their own loyalty programs to further develop loyalties to their reservation systems. In addition, these intermediaries typically obtain higher commissions or other potentially significant contract concessions, increasing the overall cost of these third-party distribution channels. If the volume of sales made through internet travel intermediaries continues to increase, consumers may develop stronger loyalties to these intermediaries rather than to our brands, our distribution costs could increase significantly, and our business revenues and profits could be harmed.
If we are unable to establish and maintain key distribution arrangements for our properties or hospitality-related businesses, the demand for our rooms, hospitality-related services, and revenues could decrease.
The rooms at hotels and resorts that we manage, franchise, provide services to, own, or lease may be booked through third-party internet travel intermediaries and online travel service providers. We also engage third-party intermediaries, including travel agencies and meeting and event management companies, who collect fees by charging our hotels and resorts a commission on room revenues. A failure by our distributors to attract or retain their customer bases could lower demand for hotel rooms and, in turn, reduce our revenues. In addition, some of our distribution agreements are non-exclusive, short term, terminable at will, or subject to early termination provisions. The loss of distributors, increased distribution costs, or the renewal of distribution agreements on less favorable terms could adversely impact our business.
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
We compete for guests at hotels and resorts and for customers of our services as well as the Unlimited Vacation Club business that we manage based primarily on brand name recognition and reputation, location, customer satisfaction, room rates, quality of service, amenities, quality of accommodations, security, our cancellation policy, and the ability to earn and redeem loyalty program points.
We compete for management and hotel services agreements based primarily on the value and quality of our management and hotel services, our brand name recognition and reputation, loyalty program penetration, the level of our management fees, room rate expectations, costs associated with system-wide services, the terms of our management and hotel services agreements, including compared to the terms our competitors offer, and the economic advantages to the property owner of retaining our management and hotel services and using our brand name. We compete for franchise agreements primarily based on brand name recognition and reputation, loyalty program penetration, the room rate that can be realized, costs associated with system-wide services, and the royalty fees charged. Other competitive factors for management and hotel services agreements and franchise agreements are relationships with property owners and investors, availability and affordability of financing, marketing support, loyalty programs, reservation and e-commerce system capacity and efficiency, distribution channels, limitations on the expansion of one or more of our brands in certain geographic areas due to restrictions previously agreed to in order to secure management and franchise opportunities, and the ability to provide capital that may be necessary to obtain management and hotel services agreements and franchise agreements.
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
Our operations outside the United States represented approximately 24% of our revenues for the year ended December 31, 2024. Our properties outside of the United States represent approximately 54% of the rooms in our system-wide inventory at December 31, 2024. Over the long term, we expect our international operations will continue to account for an increasing portion of our total revenues and rooms.

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
•political and economic instability;
•health and safety protocols, including fire, life, and safety, at our portfolio of properties;
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
The World of Hyatt loyalty program is an experience platform for engagement with our most loyal guests and customers, providing increased benefits and recognition as they continue to engage with Hyatt. We believe World of Hyatt will continue to develop loyalty by fostering personal relationships and creating emotional connections that inspire brand preference. The success of our business depends in part on attracting new consumers, enhancing digital platforms that are preferred by guests and customers, and driving continued participation in the loyalty program. If guests, customers, third-party owners, or franchisees do not accept the loyalty platform or if we are unable to operate the loyalty program successfully, our business could be adversely impacted. Further, our digital platforms are focused on driving outstanding guest experiences that differentiate Hyatt and drive revenue through direct bookings but may not deliver all or part of the expected benefits. If our digital platforms do not evolve in a way that is able to adapt to future technology or keep pace with changes in consumer preferences and customer needs, our hotel performance could become increasingly challenged.

Adverse incidents at, or adverse publicity concerning, our hotels or businesses or our corporate responsibility efforts could harm our brands and reputation, as well as adversely affect our market share, business, financial condition, or results of operations.
Our brands and our reputation are among our most important assets. Our reputational value is based, in part, on the external perceptions of Hyatt, the quality of our hotels and services, and our corporate and management integrity. We may experience harm to our reputation, loss of consumer confidence, or a negative impact to our results of operations as a result of an incident involving the potential safety or security of our guests, customers, colleagues, or visitors at our properties; adverse publicity regarding safety or security of travel destinations around the globe or at our competitors' properties, or in respect of our third-party vendors or owners and the industry; or any media coverage resulting therefrom.
Additionally, our reputation could be harmed if we fail, or are perceived to fail, to comply with various regulatory requirements or if we fail to meet stakeholder expectations in a number of areas such as health, safety and security; data security; diversity and inclusion; group events with controversial groups or speakers; sustainability; responsible tourism; environmental stewardship; supply chain management; climate change; human rights; circular economy; biodiversity and natural capital; geopolitical crises; philanthropy and support for local communities; and corporate governance. Various policymakers, including the European Union and State of California, have adopted or are considering adopting requirements for companies to undertake certain disclosures or other actions regarding climate or other environmental and social matters that have historically been addressed primarily through corporate responsibility programs. Policymakers' approaches are not uniform, which may increase the cost or complexity of compliance and any associated risks. We manage a broad range of corporate responsibility matters, taking into consideration their expected impact on the sustainability of our business over time, and the potential impact of our business on society and the environment. Such efforts can be costly and complex, and we may not ultimately accomplish our desired goals or initiatives, either as intended or at all. Despite our efforts, consumer travel preferences may shift due to sustainability-related concerns or costs. In addition, stakeholder expectations regarding such matters are evolving, and navigating these issues will require us to successfully manage engagement with stakeholders of differing, or in some cases conflicting, views on these matters. Adverse incidents with respect to our corporate responsibility efforts could impact the value of our brands or our reputation, the cost of our operations, and relationships with investors and stakeholders, all of which could adversely affect our business and results of operations.
The continued expansion in the use and influence of social media has compounded the potential scope of negative publicity that could be generated, lead to litigation or governmental investigations, or damage our reputation. Adverse incidents have occurred at our properties in the past and may occur in the future. Negative incidents could lead to tangible adverse effects on our business, including lost sales, boycotts, reduced enrollment and/or participation in the loyalty program, or paid membership program that we manage, disruption of access to our digital platforms, loss of development opportunities, or reduced colleague retention and increased recruiting difficulties. Any decline in the reputation or perceived quality of our brands or corporate image could adversely affect our market share, business, financial condition, or results of operations. Many of our suppliers, customers, and other stakeholders may be subject to similar risks, which may expand or create new risks, including in ways that may not be known to us.
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
Our management and hotel services agreements and franchise agreements may terminate prematurely in certain cases. Some of our management and hotel services agreements provide early termination rights to owners of the hotels we manage or provide services to upon the occurrence of a stated event, such as the sale of the hotel or our failure to meet a specified performance test, and some of our management and hotel services agreements grant hotel owners the right to terminate the agreement and convert the hotel to a Hyatt franchise agreement.
Generally, termination rights under performance tests are based on the property's individual performance, its performance when compared to a specified set of competitive hotels branded by other hotel operators, or both. Some agreements require a failure of one test, and other agreements require a failure of more than one test, before termination rights are triggered. These termination rights are usually triggered if we do not meet the performance tests over multiple years. Generally, we have the option to cure performance failures by making an agreed-upon cure payment. However, our cure rights may be limited, and the failure to meet the performance tests may result in the termination of our management and hotel services agreement. In the past, we have (1) failed performance tests, received notices of termination, and elected to make cure payments, (2) failed performance tests and negotiated an alternative resolution, and (3) failed performance tests and elected not to make a cure payment. When any termination notice is received, we evaluate all relevant facts and circumstances at the time in deciding whether to cure. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements" for more information related to performance cure payments. In addition, some of our management and hotel services agreements give third-party owners the right to terminate upon payment of a termination fee to us after a certain period of time, upon sale of the property, or another stated event. Our franchise agreements typically require franchisees to pay a fee to us before terminating. In addition, if an owner files for bankruptcy, our management and hotel services agreements and franchise agreements may be terminable under applicable law. If a management and hotel services agreement or franchise agreement terminates, we would lose the revenues we derive from that agreement and could incur costs related to ending our relationship with the third party and exiting the property.
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
At December 31, 2024, our executed contract base consisted of approximately 720 hotels, or approximately 138,000 rooms. The commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, obtaining governmental and regulatory approvals and adequate financing. As a result, we cannot assure you that our entire development pipeline will be completed and developed into new hotels or that those hotels will open when anticipated, which may impact our net rooms growth. We also cannot assure you that consumer demand will meet the new supply as hotels open. The current macroeconomic environment and rising interest rates have resulted in, and could continue to result in, difficulties for certain hotel owners and franchisees to obtain commercially viable financing, which may negatively impact our future development pipeline.
If we or our third-party owners or franchisees are not able to maintain our current brand standards or we are not able to develop new initiatives, including new brands, successfully, our business and profitability could be harmed.
We manage, franchise, and provide services to properties owned by third parties under the terms of management and hotel services agreements and franchise agreements and expect franchise ownership to continue to increase significantly over time. These agreements require third-party owners or franchisees to comply with standards that are essential to maintaining our brand integrity and reputation. We depend on third-party owners or franchisees to comply with these requirements by maintaining and improving properties through investments, including investments in furniture, fixtures, amenities, and personnel. If our third-party owners or franchisees fail to make investments necessary to maintain or improve the properties we manage, franchise, or provide services to, our brand preference and reputation could suffer. Moreover, third-party owners or franchisees may be unwilling or unable to incur the cost of complying with brand standards for new and existing brands as such brands may evolve from time to time. This could result in poor hotel performance, cause us to absorb costs to ensure that brand standards come to market in a timely fashion, or result in us exerting resources to terminate agreements with such third-party owners or franchisees. Moreover, as we continue to increase our franchised hotel presence, our ability to maintain brand standards may become increasingly challenging.
In addition, we are continually evaluating and executing new initiatives, including new brands or marketing programs for new and acquired brands. We have invested capital and resources in owned and leased real estate, property development, brand development, and brand promotion. If such initiatives are not well received by our colleagues, guests, and owners, they may not have the intended effect. We may not be able to recover the costs incurred in developing, launching, or promoting new or acquired brands or other initiatives or to realize their intended or projected benefits, which could lower our profits.
Certain of our contractual arrangements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.
The terms of certain guarantees to hotel owners may require us to fund shortfalls if the hotels do not attain specified levels of operating profit. This guaranteed funding to hotel owners may not be recoverable to us and could lower our profits and reduce our cash flows. Through acquisitions, we acquired certain management and hotel services agreements with performance guarantees based on annual performance levels and with expiration dates between 2027 and 2045. We have in the past, and could in the future, be required to make payments, which could be material, pursuant to these guarantees. While neither the cumulative payments to date, nor expected payments, under this and other guarantees have been, or are expected to be, significant to our liquidity, future payments under these performance guarantees may adversely affect our financial performance and results of operations. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements" for more information related to our guarantees.
We are exposed to the risks resulting from investments in owned and leased real estate, which could increase our costs, reduce our profits, limit our ability to respond to market conditions, or restrict our growth strategy.
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
We plan to continue to sell selected properties; however, we may be unable to sell selected owned properties at acceptable terms and conditions, if at all.
As part of our capital strategy, we have sold, and plan to continue from time to time to sell, certain properties, subject to a management and hotel services agreement or franchise agreement, with the primary purpose of reinvesting the proceeds to support the growth of our business and to repay indebtedness. As we actively market and look to sell selected properties, general economic conditions, rising interest rates, and/or property-specific issues may negatively affect the value of our properties, prevent us from selling properties on acceptable terms or at expected values, or prevent us from selling properties within committed timeframes. We cannot guarantee that we will be able to consummate any such sales on commercially reasonable terms or at all, or that we will realize any anticipated benefits from such sales. Real estate investments often cannot be sold quickly. Dispositions of real estate assets can be particularly difficult in a challenging economic environment as financing alternatives are often limited for potential buyers. As a result, economic conditions and rising interest rates may prevent potential purchasers from obtaining financing on acceptable terms, if at all, thereby delaying or preventing our ability to sell the properties selected for disposition.
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
We consider strategic and complementary acquisitions of and investments in other businesses, properties, brands, or other assets as part of our growth strategy. For instance, (i) in 2021, we acquired Apple Leisure Group ("ALG" or the "ALG Acquisition"), a leading luxury resort-management services, travel, and hospitality group, which also included the Unlimited Vacation Club paid membership program and ALG Vacations; (ii) in 2023, we completed the acquisitions of Dream Hotel Group's lifestyle hotel brands and management platform and Mr & Mrs Smith's boutique and luxury global travel platform, and (iii) in 2024, we completed the acquisition of Standard International's lifestyle hotel brands and management platform and acquired a controlling financial interest in a consolidated hospitality venture that manages Bahia Principe Hotels & Resorts-branded properties and owns the Bahia Principe brand. We may also pursue opportunities in alliance with existing or prospective owners of managed or franchised properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions of or investments in hospitality companies, businesses, properties, brands, or assets, as well as these alliances, are subject to risks that could affect our business, including risks related to:
•spending cash and incurring debt;
•assuming contingent liabilities;
•contributing properties or related assets to hospitality ventures that could result in recognition of losses;
•creating additional transaction, integration, and operating expenses; or
•issuing shares of stock that could dilute the interests of our existing stockholders.
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
•issues not discovered as part of the transactional due diligence process and/or unanticipated liabilities or contingencies of acquired businesses, including with respect to commercial disputes or cyber incidents and information technology failures or delays, matters related to data privacy, data localization, and the handling of personally identifiable information or other matters; and
•preserving the important licensing, distribution, marketing, owner, customer, labor, and other relationships of the acquired assets.
Further, we are required to assess the effectiveness of the internal control over financial reporting for companies we acquire or that are consolidated in our financial reporting pursuant to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"). In order to comply with the Sarbanes-Oxley Act, we will need to implement or enhance internal control over financial reporting at any company we acquire or consolidate, and we may identify control deficiencies that require remediation as part of our evaluation and testing of internal controls. Companies we acquire or consolidate may not have had previous public reporting obligations and therefore may not have instituted or evaluated internal controls in the context of the Sarbanes-Oxley Act. Implementing, remediating, or enhancing effective internal controls as part of our integration of acquisitions or investments may be time-consuming, and we may encounter difficulties assimilating or integrating internal controls. We may be required to hire or engage additional resources and incur substantial costs to implement the necessary new internal controls as part of our acquisition or investment activities. Any failure to implement and maintain effective internal control over financial reporting could result in material weaknesses in our internal controls, and could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations, which could have an adverse effect on our business, financial condition, results of operations, or stock price.
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
Additionally, developing new properties typically involves lengthy development periods during which significant amounts of capital must be funded before the properties begin to operate and generate revenues. If the cost of funding new development exceeds budgeted amounts and/or the time period for development is longer than initially anticipated, our profits could be reduced. Further, due to the lengthy development cycle, intervening adverse economic conditions may alter or impede our development plans, thereby resulting in incremental costs to us or potential impairment charges. Moreover, during the early stages of operations, charges related to interest expense and depreciation may substantially detract from, or even outweigh, the profitability of certain new property investments.
Similarly, the cost of funding renovations and capital improvements may exceed budgeted amounts. Additionally, the timing of renovations and capital improvements has in the past, and could in the future, affect property performance, including occupancy and ADR, particularly if we need to close a significant number of rooms or other facilities, such as ballrooms, meeting spaces, or restaurants. Moreover, the investments that we make may fail to improve the performance of the properties in the manner that we expect.
Economic and other conditions may adversely impact the valuation of our assets resulting in impairment charges that could have a material adverse impact on our results from operations.
We hold significant amounts of goodwill, intangible assets, property and equipment, operating lease right-of-use ("ROU") assets, and investments. On a quarterly basis, we evaluate our assets for impairment based on various factors, including actual operating results, trends of projected revenues and profitability, potential or actual terminations of underlying management and hotel services agreements and franchise agreements, pending third-party offers, and significant adverse changes in the business climate. During times of economic distress, declining demand and declining earnings often result in declining asset values. As a result, we have incurred impairment charges, and may incur charges in the future, which could be material and may adversely affect our earnings.
If our third-party owners and franchisees, including our hospitality venture partners, are unable to repay or refinance loans secured by mortgaged properties, our revenues, profits, and capital resources could be reduced and our business could be harmed.
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
The availability of capital or the conditions under which we or our third-party owners, franchisees, or development partners can obtain capital can have a significant impact on the overall level, cost, and pace of future development and therefore, the ability to grow our revenues. Credit markets have, and may continue, to experience significant disruption severely reducing liquidity and credit availability which has in the past, and could continue to, result in difficulties for certain third-party owners and franchisees to obtain commercially viable financing. Such disruptions may diminish the ability and desire of existing and potential development partners to access capital necessary to develop properties. Our ability to access additional capital could also be limited by the terms of our revolving credit facility, our outstanding notes, bonds, or other indebtedness we may incur, which restricts or may restrict our ability to incur debt under certain circumstances. Additionally, if one or more of the financial institutions that support our revolving credit facility fail, we may not be able to find a replacement, which would reduce the availability of funds that we can borrow under the facility.
If we are forced to spend larger than anticipated amounts of cash from operating activities to operate, maintain, or renovate existing properties, then our ability to use cash for other purposes, including acquisition or development of other businesses, properties, brands, or other assets could be limited and our profits could be reduced. Similarly, if we cannot access the capital we need to fund our operations or implement our growth strategy, we may need to postpone or cancel planned renovations or developments of our owned or leased properties, which could impair our ability to compete effectively and harm our business.
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
We collect, use, and retain large volumes of customer data, including payment card numbers and other personal information for business, marketing, and other purposes, and our various information technology systems capture, process, summarize, and report such data. We also maintain personal information and other data about our colleagues, as well as other forms of proprietary business information such as trade secrets. We store and process such customer, colleague, and Company data both at onsite facilities and at third-party owned facilities including, for example, in third-party hosted cloud environments. We also rely on the availability of information technology systems to operate our business, including communications; reservations; digital platforms, including the loyalty program and the paid membership program that we manage; guest services; payments; and other general operations. The availability and protection of customer, member, colleague, and Company data, as well as the continuous operation of our systems, are critical to our business. Our customers and colleagues expect that we, as well as our third-party owners, franchisees, licensees, hospitality venture partners, and service providers, will adequately protect their personal information and that our services will be continuously available.
The regulations and contractual obligations applicable to security and privacy are increasingly demanding, both in the United States and in other jurisdictions where we operate, and cyber-threat actors regularly target the hospitality industry, including our business. In addition, the scope and complexity of the cyber-threat landscape could affect our ability to adapt to and comply with changing regulatory obligations and expectations. Because of the scope and complexity of our information technology structure, our reliance on third-party hardware, software, and services to support and protect our structure and data, and the constantly evolving cyber-threat landscape, our systems are vulnerable to disruptions, failures, unauthorized access, cyber-terrorism, adverse action by state actors, malfeasance by insiders, human error, negligence, fraud, or other misuse.

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
In addition, we may be subject to data risks and cybersecurity vulnerabilities as part of acquisition activities. Our due diligence and post-acquisition assessments of an acquiree's cybersecurity controls and procedures and information technology systems may not be sufficient to detect current or prior security incidents that have not yet been detected or to identify security measures that are not sufficient to appropriately address security risks to data and business continuity. Any such security incidents may pose material cybersecurity risks, including risks of theft, unauthorized access, disclosure, loss, and fraudulent use of customer, colleague, or Company data.
We have previously detected and disclosed prior incidents involving cyber-threat actors who have attacked our systems, as well as those operated by third parties. We expect ongoing attempts to gain access to our systems and those operated by our third-party owners, franchisees, licensees, hospitality venture partners, and vendors. We also may be victims of current or future software supply-chain incidents, even if those incidents are not directly targeted at Hyatt. We continue to use an evolving privacy and security risk management framework utilizing risk assessments to identify priorities for enhancements and security updates. While we implement security measures designed to safeguard our systems and data and have business continuity measures, and intend to continue implementing additional measures in the future, our implementation efforts may be incomplete or our measures may not be sufficient or timely enough to maintain the confidentiality, security, or availability of the data we collect, store, and use to operate our business. We work to continuously evaluate our security posture throughout our business and make changes to our operating processes and improve our defenses. Nonetheless, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with, or effective in protecting our systems and information. Attackers are also increasingly sophisticated and using techniques and tools, including artificial intelligence ("AI"), that can circumvent security controls, evade detection, and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate, or recover from future attacks or incidents, or to avoid a material adverse impact to our systems, information, or business. Furthermore, although we carry cyber insurance that is designed to protect us against certain losses related to cyber risks, that insurance coverage may not be sufficient or available to cover all expenses or other losses that may occur, such as brand and reputational damage, loss of customers, loss of business partners, regulatory investigations, penalties and fines, legal claims brought by customers or employees, significant system or data restoration, hardware replacement, remediation or compliance costs, and/or other liabilities that may arise in connection with cyberattacks, security compromises, and other related incidents. Any future occurrences could result in costs and business impacts that may not be covered or may be in excess of any available insurance that we, or our third-party owners, franchisees, licensees, or hospitality venture partners, may have arranged. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all. As a result, future incidents could have a material impact on our business and adversely affect our financial condition and results of operations.
Information technology system failures, delays in the operation of our information technology systems, or system enhancement failures could reduce our revenues and profits and harm the reputation of our brands and our business.
Our success depends on the efficient and uninterrupted operation of our information technology systems and technology services delivered to Hyatt by third-party or cloud providers. For example, we depend on our central reservation system, which allows bookings by hotels directly, via telephone through our global care centers, by travel agents, through our digital platforms, and through online reservations agencies. We are in the process of migrating to a new central reservation system, which we expect to be able to facilitate a more efficient booking process for our hotels; however, we may experience delays or system interruptions in connection with the migration over the course of 2025. Integration of complex systems and technology presents significant challenges in terms of costs, human resources, and development of effective internal controls. Integration of a third-party system also presents the risk of operational or security inadequacy or interruption, which could materially affect our ability to effectively operate our business. In addition, we depend on information technology to run our day-to-day operations, including, among others, hotel services and amenities such as guest check-in and check-out, guest room access, housekeeping and room service, and systems for tracking and reporting our financial results and the financial results of our hotels.

Our information technology systems and technology services delivered to Hyatt by third-party or cloud providers are vulnerable to damage or interruption from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, the exploitation of security "bugs," misconfigurations and critical vulnerabilities, break-ins, critical software failures, and similar events. The occurrence of any of these natural or man-made disasters or unanticipated problems at any of our information technology facilities or any of our global care centers or at our third-party or cloud providers could cause interruptions or delays in our business, loss of data, or render us unable to process reservations.
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
We incorporate AI solutions into our information systems, offerings, services, and features, and these solutions, and possible future generative AI solutions, may become more important in our operations over time. The ever-increasing use and evolution of technology, including cloud-based computing and AI, creates opportunities for the potential loss or misuse of personal data that forms part of any data set and was collected, used, stored, or transferred to run our business, and unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers' systems, portable media, or storage devices, which may result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. If the content, analyses, or recommendations that AI programs assist in producing are or are alleged to be deficient, misleading, inaccurate, or biased, our business, financial condition, and results of operations and our reputation may be adversely affected. AI programs may be costly and require significant expertise to develop, may be difficult to set up and manage, and require periodic upgrades. There is also a risk that we may not have access to the technology and qualified AI personnel resources to adequately incorporate ongoing advancements into our AI initiatives, including access to the licensing of key intellectual property from third parties. Our competitors or other third parties may incorporate AI into their offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Our competition may have access to greater financial and technological resources, giving them a competitive advantage in recruiting, motivating, and retaining sought-after AI professionals. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test, and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.
If we fail to stay current with developments in technology necessary for our business, our operations could be harmed and our ability to compete effectively could be diminished.
Sophisticated information technology and other systems are instrumental for the hospitality industry, including systems used for our central reservations, revenue management, property management, and loyalty program, as well as technology systems that we make available to our guests. These information technology and other systems include not only our own, but also any systems that we obtain through acquisition activity, and all such systems must be refined, updated, or replaced with more advanced systems on a regular basis. Developing and maintaining these systems may require significant capital. If we are unable to replace or introduce information technology and other systems as quickly as our competitors or within budgeted costs or schedules when these systems become outdated or require replacement or if we are unable to achieve the intended benefits of any new information technology or other systems, our operations could be harmed and our ability to compete effectively could be diminished.
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
As a part of the UVC Transaction, we agreed to guarantee a portion of our hospitality venture partner's investment upon the occurrence of certain events, and we agreed to indemnify the unconsolidated hospitality venture, the primary obligor to the foreign taxing authorities, for obligations the entity may incur as a result of pre-existing uncertain tax positions as of the date of the UVC Transaction.
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
Our ability to successfully manage the Unlimited Vacation Club paid membership program is dependent on offering preferred rate hotel inventory and access to key sales locations, including onsite sale opportunities. The operating results and cash flows of the Unlimited Vacation Club paid membership program could be negatively impacted by lack of resort inventory, member terminations, or a failure to collect membership fees, which could reduce our revenues.
Unlimited Vacation Club memberships are sold onsite at our participating all-inclusive resorts and other select locations, and our inability to manage and maintain good relationships with third-party owners to continue selling Unlimited Vacation Club memberships onsite and negotiate other favorable sales locations could have a material adverse effect on the success and future growth of the Unlimited Vacation Club membership program. If we are unable to manage the program successfully through sales efforts, including the ability to enroll new members, upgrade memberships, or maintain current members, our relationships with third-party owners, or the timely collection of membership fees, our results of operations, including our fee revenues, and cash flows could be negatively impacted.

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
Although we anticipate we will be able to repay or refinance our existing indebtedness when it matures, there can be no assurance we will be able to do so, or that the terms of such refinancing will be favorable. Similarly, although we do not expect changes in interest rates to have a material effect on income or cash flows, primarily due to our current limited reliance on borrowings tied to fluctuating rates, there can be no assurance that interest rates will not increase significantly from current levels.
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
The interest rate on borrowings and the facility fee under our revolving credit facility are determined by a pricing grid, which is dependent in part on our credit ratings by S&P, Moody's, and Fitch. Lower ratings result in a higher cost of funds. Therefore, if these independent rating agencies were to downgrade our credit ratings or if we no longer have a credit rating from any agency, the cost of our borrowing and the amount of the facility fee under our revolving credit facility will increase as specified in the pricing grid. Additionally, any future downgrade of our credit ratings by the rating agencies could reduce or limit our access to the capital markets and further increase our cost of capital.
Risks Related to Laws, Regulations, and Insurance
Our failure, or the failure by third-party owners, franchisees, or hospitality venture partners, to comply with applicable laws and regulations may increase our costs, reduce our profits, or limit our growth.
Our businesses, properties, and colleagues are subject to a variety of laws and regulations around the globe. Generally, these laws and regulations address our sales and marketing and advertising efforts, our handling of privacy issues and customer data, our anti-corruption efforts, our ability to obtain licenses for business operations such as sales of food and liquor, and matters relating to immigration, the environment, health and safety, health care, gaming, competition, and trade, among other things. Regulations related to the Unlimited Vacation Club business that we manage varies by jurisdictions and future regulations or changes to existing regulations may affect the business and the growth prospects of the Unlimited Vacation Club paid membership program.
Privacy
In the operation of our business, we collect, store, use, and transmit large volumes of personal data regarding colleagues, guests, customers, owners, licensees, franchisees, and our own business operations, including credit card numbers, reservation and loyalty data, and other personal data, in various information systems that we maintain and in systems maintained by third parties, including those of our owners, franchisees, licensees, and service providers. The integrity and protection of this personal data is critical to our business. The information, security, and privacy requirements imposed by global laws and governmental regulation, our contractual obligations, and the requirements of the payment card industry continue to change often, have become increasingly stringent in many jurisdictions and may vary significantly by jurisdiction. Our systems and the systems maintained or used by our owners, franchisees, licensees, and service providers may not be able to satisfy these changing legal and regulatory requirements or may require significant additional investments or time to do so. We have incurred, and may in the future incur, significant additional costs to meet these requirements, obligations, and expectations, and in the event of alleged or actual noncompliance, we may experience increased operating costs, increased exposure to payment obligations and litigation, and increased risk of damage to our reputation and brand.
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
The Organization for Economic Cooperation and Development ("OECD") introduced Base Erosion and Profit Shifting Pillar Two rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, enacted legislation effective as of January 1, 2024, with general implementation of a global minimum tax by January 1, 2025. We do not expect a material impact to our effective tax rate or cash flows based on currently enacted legislation and will continue to closely monitor evolving legislation and guidance that could change our current assessment.
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
•water discharge and supply;
•air emissions;
•pollution; and
•environmental sustainability considerations, including biodiversity and climate change.
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
In addition, existing environmental laws and regulations may be revised or reinterpreted or new more stringent laws and regulations related to global climate change, air quality, or other environmental, health, and safety concerns may be adopted or become applicable to us. For example, compliance with future corporate responsibility and other climate-related legislation and regulation, and our efforts to achieve science-based emissions reduction and other targets, could be difficult and costly. As a result, we may experience significant increased operating and compliance costs, and operating disruptions or limitations, which could adversely affect our results of operations, financial condition, and business.
If the insurance that we, our third-party owners, hospitality ventures, franchisees, or licensees carry does not sufficiently cover damage or other potential losses or liabilities involving properties that we own, lease, manage, franchise, or provide services to, our profits could be reduced.
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
The Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRSHR Act") expanded sanctions against Iran and Syria. In addition, the ITRSHR Act instituted disclosure requirements in annual and quarterly reports for public companies engaged in, or affiliated with an entity engaged in certain activities involving the Government of Iran, involving other entities and persons targeted under certain OFAC sanctions, or otherwise involving specified activities under the ITRSHR Act. A company subject to Section 219 of the ITRSHR Act must make detailed disclosures about certain activities knowingly conducted by it or any of its affiliates. We did not identify any 2024 activities required to be disclosed. In the event Hyatt were to engage in certain activities that are subject to disclosure pursuant to Section 219 of the ITRSHR Act and Section 13(r) of the Exchange Act, we would be required to separately file, concurrently with any ITRSHR Act disclosure, a notice to the SEC that such activities were disclosed in our quarterly or annual report filings, which notice must also contain the information required by Section 13(r) of the Exchange Act. The SEC is required to post this notice of disclosure on its website and send the report to the President and certain Congressional committees. The President thereafter is required to initiate an investigation and, within

180 days of initiating such an investigation, to determine whether sanctions should be imposed on the Company. Disclosure of such activities, even if they are not subject to sanctions under applicable law, and any sanction actually imposed on us or our affiliates as a result of these activities, could harm our reputation and brands and have a negative impact on our results of operations.
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
Our Class B common stock is entitled to ten votes per share and our Class A common stock is entitled to one vote per share. At January 31, 2025, Pritzker family business interests beneficially own, in the aggregate, 51,242,183 shares, or approximately 95.8%, of our Class B common stock, and 766,775 shares, or approximately 1.8%, of Class A common stock, representing approximately 54.1% of the outstanding shares of our common stock and approximately 88.8% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation, or sale of all or substantially all of our assets and any other significant transaction. While the voting agreements are in effect, they may provide our board of directors with the effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. This concentrated control will limit your ability to influence corporate matters, and the interests of Pritzker family business interests may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. See also "—Voting agreements entered into with or among our major stockholders, including Pritzker family business interests, will result in a substantial number of our shares being voted consistent with the recommendation of our board of directors, and may limit your ability to influence the election of directors and other matters submitted to stockholders for approval."

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
Pritzker family business interests, which beneficially own at January 31, 2025, directly or indirectly, 52,008,958 shares, or 54.1% of our total outstanding common stock and control approximately 88.8% of our total voting power, have entered into a voting agreement with respect to all shares of common stock beneficially owned by Pritzker family business interests. During the term of the voting agreement, which expires on the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by non-Pritzker family business interests, Pritzker family business interests have agreed to vote their shares of our common stock consistent with the recommendation of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). In addition, at January 31, 2025, the stockholders party to the 2007 Stockholder's Agreement beneficially own, in the aggregate, approximately 4.2% of our outstanding Class B common stock, representing approximately 3.9% of the total voting power of our outstanding common stock. Pursuant to the 2007 Stockholder's Agreement, the stockholders party thereto have entered into a voting agreement with us, with respect to the shares of common stock that they beneficially own, and have agreed to vote their shares of common stock consistent with the recommendation of our board of directors, without any separate requirement that our independent directors agree with the recommendation. These voting agreements expire on the date that Thomas J. Pritzker is no longer chairman of our board of directors. See Part I, Item 1, "Business—Stockholder Agreements."
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
Future sales in the public market of Class A common stock issuable upon conversion of Class B common stock, or the perception in the market that the holders of a large number of shares of Class B common stock intend to sell shares, could reduce the market price of our Class A common stock. At January 31, 2025, we had 42,645,073 shares of Class A common stock outstanding and 53,512,578 shares of Class B common stock outstanding.
At January 31, 2025, 42,662,820 shares of Class A common stock are freely tradable in the public market without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act") unless these shares are held by any of our "affiliates," as that term is defined in Rule 144 under the Securities Act ("Rule 144"). The remaining 22,253 outstanding shares of Class A common stock and 53,512,578 outstanding shares of Class B common stock are deemed "restricted securities," as that term is defined in Rule 144. Restricted securities may be sold in the public market only if they are registered under the Securities Act or they qualify for an exemption from registration under Rule 144 or Rule 701 under the Securities Act ("Rule 701"). Of these restricted securities, 2,270,395 shares of Class B common stock are held by stockholders party to the 2007 Stockholders' Agreement and are otherwise eligible to be sold at any time, subject to the applicable rights of first refusal, "drag along" rights and other restrictions contained in the 2007 Stockholders' Agreement. See Part I, Item 1, "Business—Stockholder Agreements—2007 Stockholders' Agreement." Another 22,253 shares of Class A common stock that are deemed restricted securities are otherwise eligible to be sold at any time.
The rest of the restricted securities, consisting of 51,242,183 shares of Class B common stock, together with 766,775 shares of Class A common stock previously registered, are subject to contractual lock-up and certain other restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement as described in Part I, Item 1, "Business—Stockholder Agreements." These contractual restrictions may be amended, waived, or terminated by the parties to those agreements in accordance with the terms of such agreements without our consent and without notice; the 25% limitation on sales of our common stock may, with respect to each 12 month period, be increased to a higher percentage or waived entirely by the unanimous affirmative vote of our independent directors (excluding for such purposes any Pritzker). All such shares of Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, will be eligible for resale in compliance with Rule 144 or Rule 701 to the extent the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement or the Amended and Restated Foreign Global Hyatt Agreement, as applicable, are waived or terminated with respect to such shares.
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

Time Period	Number of Shares (1)
During the 12 month period from November 5, 2024 through November 4, 2025	15,124,572
During the 12 month period from November 5, 2025 through November 4, 2026	10,526,011
During the 12 month period from November 5, 2026 through November 4, 2027	6,419,886
During the 12 month period from November 5, 2027 through November 4, 2028	6,419,886
During the 12 month period from November 5, 2028 through November 4, 2029	6,419,886
During the 12 month period from November 5, 2029 through November 4, 2030	4,988,290
During the 12 month period from November 5, 2030 through November 4, 2031	2,110,427
(1) The foregoing numbers are based on information at January 31, 2025 and assume that the maximum number of shares permitted to be sold during each period set forth above are, in fact, sold during each such period. To the extent any shares are not sold during the first time period that such shares are eligible to be sold as described above, the number of shares that may be sold in subsequent time periods may change.

In addition, at December 31, 2024, 7,817,712 shares of our Class A common stock were reserved for issuance under the Fifth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (as amended, the "LTIP"). These shares of Class A common stock will become eligible for sale in the public market once those shares are issued or awarded under our LTIP, subject to provisions of various award agreements and Rule 144, as applicable. In addition, 695,210 shares of our Class A common stock were reserved for issuance under the Hyatt Hotels Corporation Second Amended and Restated Employee Stock Purchase Plan ("ESPP"), 1,169,195 shares of our Class A common stock remained available for issuance pursuant to the

Amended and Restated Hyatt Corporation Deferred Compensation Plan ("DCP"), and 300,000 shares of Class A common stock remained available for issuance pursuant to the Hyatt International Hotels Retirement Plan, commonly known as the Field Retirement Plan ("FRP").
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
Holders of 53,512,578 shares of our Class B common stock or 55.7% of our total outstanding shares of common stock at January 31, 2025, including Pritzker family business interests, have rights, subject to certain conditions, to require us to file registration statements registering sales of shares of Class A common stock acquired upon conversion of such Class B common stock or to include sales of such shares of Class A common stock in registration statements that we may file for ourselves or for other stockholders. In order to exercise such registration rights, the holder must be permitted to sell shares of its common stock under applicable lock-up restrictions. See "—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well" and Part I, Item 1, "Business—Stockholder Agreements" for additional information with respect to these lock-up provisions. Subject to compliance with applicable lock-up agreements, shares of Class A common stock sold under the registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of Class A common stock issuable upon conversion of shares of Class B common stock are sold in the public market, such sales could reduce the trading price of our Class A common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with any such registrations other than underwriting discounts.
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
Subsequent to November 2024, (i) certain trusts for the benefit of Karen L. Pritzker and/or certain of her lineal descendants engaged in sales representing an aggregate of 217,000 shares of Class A common stock issuable upon conversion of Class B common stock, and (ii) a trust for the benefit of Jennifer N. Pritzker and/or certain of her lineal descendants engaged in charitable contributions representing an aggregate of 19,001 shares of Class A common stock issuable upon conversion of Class B common stock. After giving effect to these transactions, as well as sales prior to November 2024 by certain trusts for the benefit of Jennifer N. Pritzker and/or certain of her lineal descendants that resulted in such entities holding fewer shares than are registered for resale on the May 2023 shelf registration statement, as of the date of this filing, 8,594,255 shares of the 9,245,902 shares originally registered for resale on the May 2023 shelf registration statement continue to be eligible to be sold pursuant to the May 2023 shelf registration statement during the 12 month period commencing November 5, 2024 through November 4, 2025 under the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement. Subsequent to November 4, 2025, and assuming no further sales, 8,811,255 of the 9,245,902 shares originally registered for resale on the May 2023 shelf registration statement will continue to be eligible to be sold pursuant to the May 2023 shelf registration statement. Additional shares may be registered on the shelf registration statement in the future as such shares are eligible to be sold in accordance with the registration rights agreements and lock-up restrictions. See "—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well" for additional information with respect to the lock-up provisions.

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
We also rely on the general managers to run daily hotel operations and oversee our colleagues. These general managers are trained professionals in the hospitality industry and have extensive experience in many markets worldwide. The failure to retain, train, or successfully manage our general managers, either by us or our third-party owners or franchisees, could negatively affect our operations.
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information, including guest and colleague information.
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

Key elements of our cybersecurity risk management program include:
•cybersecurity and information technology governance departments principally responsible for (i) our cybersecurity risk assessment, management, and compliance processes, (ii) development and maintenance of our security controls, and (iii) our monitoring for and response to cybersecurity incidents;
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
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management program designed to evaluate the cybersecurity capabilities of new and existing centrally managed vendors based on their criticality to our business and risk profile.
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
Our cybersecurity department, comprised of various levels of management and led by our CISO, is responsible for assessing and managing our material risks from cybersecurity threats. The cybersecurity and information technology governance departments have primary responsibility for our overall cybersecurity risk management program and supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants and suppliers. In addition, our cybersecurity and information technology governance departments provide reporting to our Risk Council that is led by our Senior Vice President of Internal Audit and is comprised of certain members of management from diverse functional areas and business units, including risk, finance, legal, accounting, tax, operations, cybersecurity, privacy, human resources, and environmental sustainability. The Risk Council is responsible for identifying, assessing, prioritizing, and monitoring critical risks of the Company. The Risk Council meets quarterly and assesses risks based on potential impact to the Company, both in terms of inherent risk, or the risk exposure without consideration for how the Company manages the risk, as well as residual risk, or the risk exposure remaining after consideration of the Company's existing risk mitigation efforts. The Risk Council periodically reports to the board of directors and the Audit Committee regarding the Company's risk management processes and procedures.
Our CISO and cybersecurity and information technology governance departments collectively possess relevant expertise in cybersecurity architecture, engineering, governance, risk management, and compliance, operations, vulnerability management, third-party risk management, threat intelligence, and cloud security areas. Our CISO and the personnel of our cybersecurity and information technology governance departments are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents through various means, which include briefings with internal security personnel and external consultants and information from governmental, private, and industry threat intelligence sources, as well as through alerts and reports produced by security tools and technologies deployed in and around the information technology environment.

Item 2.    Properties.
The following table sets forth a description of each owned or leased property in our portfolio of properties at December 31, 2024.

Property	Location	Rooms
Owned and leased hotels

Andaz West Hollywood (1)	West Hollywood, CA	240
Hyatt Centric The Pike Long Beach (2)	Long Beach, CA	138
Hyatt Grand Central New York (2)	New York, NY	1,298
Hyatt Place Atlanta / Buckhead (3)	Atlanta, GA	171
Hyatt Regency Baltimore Inner Harbor (2)	Baltimore, MD	488
Hyatt Regency Irvine	Irvine, CA	516
Hyatt Regency Long Beach (2)	Long Beach, CA	531
Hyatt Regency Phoenix	Phoenix, AZ	693
Hyatt Regency San Francisco (1)	San Francisco, CA	821
Miraval Arizona Resort and Spa	Tucson, AZ	145
Miraval Austin Resort and Spa	Austin, TX	117
Miraval Berkshires Resort and Spa	Lenox, MA	121
Park Hyatt Chicago	Chicago, IL	182
Park Hyatt New York	New York, NY	211
United States		5,672

Grand Hyatt Rio de Janeiro	Rio de Janeiro, Brazil	436
Grand Hyatt São Paulo	São Paulo, Brazil	467
Hyatt Place Macaé	Macaé, Brazil	141
Hyatt Place Sao Jose do Rio Preto	São José do Rio Preto, Brazil	152
Americas (excluding United States)		1,196

Andaz London Liverpool Street (4)	London, England	267
Hyatt Place Amsterdam Airport (1)	Amsterdam, Netherlands	330
Hyatt Regency Cologne (1)	Cologne, Germany	306
Park Hyatt Paris-Vendôme	Paris, France	156
Europe		1,059

Owned and leased all-inclusive resorts (5)
Alua Atlántico Golf Resort	Tenerife, Spain	410
Alua Calas de Mallorca Resort (1)	Mallorca, Spain	474
Alua Illa de Menorca (1)	Menorca, Spain	228
AluaSoul Menorca (1)	Menorca, Spain	133
AluaSoul Orotava Valley	Tenerife, Spain	202
AluaSun Cala Antena (1)	Mallorca, Spain	334
AluaSun Far Menorca (1)	Menorca, Spain	34
AluaSun Mediterraneo (1)	Menorca, Spain	72
Alua Tenerife	Tenerife, Spain	438
Europe		2,325

Total owned and leased hotels and all-inclusive resorts (6)		10,252

Property	Location	Rooms	Ownership (7)
Unconsolidated hospitality venture hotels

Caption by Hyatt Beale Street Memphis	Memphis, TN	136	50%
Hyatt Centric Buckhead Atlanta	Atlanta, GA	218	50%
Hyatt Centric Center City Philadelphia	Philadelphia, PA	332	40%
Hyatt House Denver / Downtown	Denver, CO	113	50%
Hyatt Place Atlanta / Centennial Park	Atlanta, GA	175	50%
Hyatt Place Boston / Seaport District (2)	Boston, MA	297	50%
Hyatt Place Denver / Downtown	Denver, CO	248	50%
Hyatt Regency Columbus (2)	Columbus, OH	633	24%
Hyatt Regency Crystal City at Reagan National Airport	Arlington, VA	686	50%
Hyatt Regency Huntington Beach Resort and Spa	Huntington Beach, CA	519	40%
Hyatt Regency Miami (2)	Miami, FL	615	50%
United States		3,972

Andaz Mayakoba Resort Riviera Maya	Playa del Carmen, Mexico	214	40%
Americas (excluding United States)		214

Andaz Vienna Am Belvedere	Vienna, Austria	303	50%
Park Hyatt Milan	Milan, Italy	108	30%
Europe		411

Andaz Bali	Bali, Indonesia	149	10%
Andaz Delhi (2)	New Delhi, India	401	39%
Grand Hyatt Bali	Bali, Indonesia	636	10%
Grand Hyatt Mumbai Hotel & Residences	Mumbai, India	548	39%
Hyatt Place Hampi (2)	Bellary, India	115	39%
Hyatt Raipur	Raipur, India	105	39%
Hyatt Regency Ahmedabad	Ahmedabad, India	269	39%
Hyatt Regency Bali	Bali, Indonesia	373	10%
Hyatt Regency Lucknow	Lucknow, India	205	39%
Asia Pacific (excluding Greater China)		2,801

Total unconsolidated hospitality venture hotels (8)		7,398
(1) Property is accounted for as an operating lease and we own a 100% interest in the entity that is the operating lessee.
(2) Our ownership interest in the property is subject to a third-party ground lease on the land.
(3) Property is accounted for as a finance lease.
(4) Our ownership interest is derived through a long leasehold interest in the hotel building, with a nominal annual rental payment.
(5) Certain resorts in Europe operate under a hybrid all-inclusive model, which includes various all-inclusive package options as well as rooms-only options.
(6) We have a 100% ownership interest in all owned hotels and all-inclusive resorts.
(7) Unless otherwise indicated, ownership percentages include both the property and the underlying land.
(8) Excludes six UrCove hotels where we own a 49% interest in an unconsolidated hospitality venture that is the operating lessee.

Below is a summary of our managed, franchised, and owned and leased system-wide hotels and all-inclusive resorts by geography for all periods presented.

	December 31, 2024
	Managed (1)		Franchised		Owned and Leased (2)		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
United States	183	65,053	524	89,104	14	5,672	721	159,829
Americas (excluding United States)	35	9,655	39	6,009	4	1,196	78	16,860
Greater China	107	32,387	78	13,004	—	—	185	45,391
Asia Pacific (excluding Greater China)	129	31,407	11	2,839	—	—	140	34,246
Europe	51	11,863	69	11,551	4	1,059	124	24,473
Middle East & Africa	43	10,243	2	551	—	—	45	10,794
System-wide hotels (3)	548	160,608	723	123,058	22	7,927	1,293	291,593

Americas (excluding United States)	90	37,916	8	3,153	—	—	98	41,069
Europe (4)	42	12,314	—	—	9	2,325	51	14,639
System-wide all-inclusive resorts	132	50,230	8	3,153	9	2,325	149	55,708

System-wide (5)	680	210,838	731	126,211	31	10,252	1,442	347,301

Mr & Mrs Smith (6)							1,031	36,347
Hyatt Vacation Club							22	1,997
Residential							43	5,174

	December 31, 2023
	Managed (1)		Franchised		Owned and Leased (2)		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
United States	170	61,319	510	86,151	18	9,278	698	156,748
Americas (excluding United States)	33	9,329	36	5,660	5	1,555	74	16,544
Greater China	101	30,988	52	9,718	—	—	153	40,706
Asia Pacific (excluding Greater China)	115	30,195	11	2,954	—	—	126	33,149
Europe	47	11,171	66	11,012	5	1,197	118	23,380
Middle East & Africa	41	9,937	1	250	—	—	42	10,187
System-wide hotels (3)	507	152,939	676	115,745	28	12,030	1,211	280,714

Americas (excluding United States)	70	25,588	8	3,153	—	—	78	28,741
Europe (4)	40	11,411	—	—	6	1,275	46	12,686
System-wide all-inclusive resorts	110	36,999	8	3,153	6	1,275	124	41,427

System-wide (5)	617	189,938	684	118,898	34	13,305	1,335	322,141

Hyatt Vacation Club							22	1,997
Residential							39	4,407

	December 31, 2022
	Managed (1)		Franchised		Owned and Leased (2)		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
United States	165	60,897	488	80,445	18	9,303	671	150,645
Americas (excluding United States)	34	9,358	33	5,283	5	1,555	72	16,196
Greater China	95	28,559	31	5,499	—	—	126	34,058
Asia Pacific (excluding Greater China)	109	29,368	8	2,636	—	—	117	32,004
Europe	49	11,578	61	10,493	5	1,197	115	23,268
Middle East & Africa	40	9,627	1	250	—	—	41	9,877
System-wide hotels (3)	492	149,387	622	104,606	28	12,055	1,142	266,048

Americas (excluding United States)	62	21,543	10	3,882	—	—	72	25,425
Europe (4)	43	11,356	—	—	6	1,279	49	12,635
System-wide all-inclusive resorts	105	32,899	10	3,882	6	1,279	121	38,060

System-wide (5)	597	182,286	632	108,488	34	13,334	1,263	304,108

Hyatt Vacation Club							22	2,383
Residential							39	4,522
(1) Includes properties that the Company manages or provides services to.
(2) Figures do not include unconsolidated hospitality ventures.
(3) Figures do not include all-inclusive properties.
(4) Certain resorts in Europe operate under a hybrid all-inclusive model, which includes various all-inclusive package options as well as rooms-only options.
(5) Figures do not include vacation and certain residential units.
(6) Represents unaffiliated Mr & Mrs Smith properties available through hyatt.com, which are not reflected in the system-wide figures above. At December 31, 2024, the Mr & Mrs Smith platform included 2,251 properties and approximately 105,000 rooms that pay commissions through our distribution segment revenues.
Corporate Headquarters and Regional Offices
Our corporate headquarters are located at 150 North Riverside Plaza, Chicago, IL, pursuant to an operating lease. At December 31, 2024, we lease approximately 262,000 square feet.
In addition to our corporate headquarters, we lease space for our regional offices, service centers, data centers, and sales offices in multiple domestic and international locations, including Cancún, Mexico; Chandler, AZ; Coral Gables, FL; Franklin Park, IL; Gurgaon, India; Hong Kong, People's Republic of China; Melbourne, Australia; Moore, OK; New York, NY; Omaha, NE; Palma de Mallorca, Spain; Shenzhen, China; Tokyo, Japan; and Zurich, Switzerland.
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
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 and Note 15 to our Consolidated Financial Statements" for more information related to tax and legal contingencies, respectively.

Item 4.    Mine Safety Disclosures.
    Not applicable.

Information about our Executive Officers.
The following chart names each of the Company's executive officers and their ages and positions at February 13, 2025. Also included below is biographical information relating to each of the Company's executive officers. Each of the executive officers is elected by and serves at the pleasure of the board of directors.

Name	Age	Position
Thomas J. Pritzker	74	Executive Chairman of the Board
Mark S. Hoplamazian	61	President, Chief Executive Officer and Director (Principal Executive Officer)
Javier Águila	49	Executive Vice President, Group President—EAME
Joan Bottarini	53	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
James K. Chu	61	Executive Vice President, Chief Growth Officer
Margaret C. Egan	55	Executive Vice President, General Counsel and Secretary
Amar Lalvani	50	Executive Vice President, President & Creative Director, Lifestyle
Malaika L. Myers	57	Executive Vice President, Chief Human Resources Officer
Peter J. Sears	60	Executive Vice President, Group President—Americas
David Udell	64	Executive Vice President, Group President—Asia Pacific
Mark R. Vondrasek	57	Executive Vice President, Chief Commercial Officer
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
Mark S. Hoplamazian was appointed to our board of directors in November 2006 and named President and Chief Executive Officer of Hyatt Hotels Corporation in December 2006. Prior to being appointed to his present position, Mr. Hoplamazian served as President of TPO. During his 17 year tenure with TPO, he served as an advisor to various Pritzker family-owned companies, including Hyatt Hotels Corporation and its predecessors. He previously worked in international mergers and acquisitions at The First Boston Corporation in New York. Mr. Hoplamazian serves on the Board of Directors and as a member of the Talent & Compensation and Finance committees of the Board of Directors of VF Corporation. He also serves on the Executive Committee of the American Hotel & Lodging Association, the Executive Committee of the Board of Directors of World Business Chicago, and the Board of Trustees of the Aspen Institute. Mr. Hoplamazian is a member of the Executive Committee of the World Travel & Tourism Council, a member of the Discovery Class of the Henry Crown Fellowship, and a member of the Civic Committee of the Commercial Club of Chicago, where he also serves as co-chair of the Committee's Public Safety Task Force.
Javier Águila was appointed Executive Vice President, Group President—EAME in October 2022. In this role, Mr. Águila is responsible for leading the strategic growth and overall operations of Hyatt's portfolio in Europe, Africa, the Middle East, and Central Asia. Effective March 1, 2025, Mr. Águila will also serve as President, Inclusive Collection, leading Hyatt's global all-inclusive portfolio. Most recently, he served as Group President, AMResorts Europe and Global Strategy at ALG, which became part of Hyatt in 2021. Prior to that, Mr. Águila founded Alua Hotels and Resorts, a Spanish hotel group of all-inclusive and leisure properties and served as Chief Executive Officer until the company was acquired by ALG in 2019. Previously, he served as Chief Operating Officer at Orizonia Corporation, a vertically integrated travel group in Spain. Before starting his career in the hospitality and travel sector Mr. Águila worked for more than 10 years in private equity and management consulting at The Carlyle Group, McKinsey & Company, and Booz Allen Hamilton.
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
Margaret C. Egan was appointed Executive Vice President, General Counsel and Secretary in January 2018. Ms. Egan is responsible for Hyatt's global legal and corporate secretarial services. Ms. Egan previously served as Senior Vice President and Associate General Counsel at Hyatt from March 2013 to January 2018 overseeing the Company's legal global transactions teams. From October 2003 to March 2013, Ms. Egan held a series of increasingly responsible positions at Hyatt. Prior to entering the hospitality industry, Ms. Egan practiced law in the litigation practice group of DLA Piper in Chicago, Illinois from 1996 to 2000 and again from 2002 to 2003 and also held a position as Attorney Advisor with the United States Department of Justice in London, United Kingdom from January 2001 to January 2002. Ms. Egan serves on the Board of Directors of Sarah's Circle and ADL Midwest.
Amar Lalvani was appointed Executive Vice President, President & Creative Director, Lifestyle in October 2024 following the Company's acquisition of Standard International. Mr. Lalvani leads a dedicated lifestyle group headquartered in New York City that pairs Hyatt's best-in-class operational and loyalty infrastructure with distinct leadership across key functions including experience creation, design, marketing, programming, public relations, restaurants, nightlife, and entertainment. Mr. Lalvani began his career in hospitality over 25 years ago at Starwood Capital Group, where he served as Assistant to Chairman Barry Sternlicht and later led Global Development for W Hotels. In 2013, Mr. Lalvani acquired The Standard brand and formed Standard International. In 2015, Mr. Lalvani led Standard International's acquisition of a majority stake in The Bunkhouse Group and he served on the Board of Directors and as CEO of both companies until 2021, guiding their strategic and creative direction, capital raising efforts, team and infrastructure development, and global expansion.
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
David Udell was appointed Executive Vice President, Group President—Asia Pacific in July 2014. Mr. Udell is responsible for overseeing operations and strategic growth of properties in Greater China, East and Southeast Asia, India and Southwest Asia, and Oceania. Prior to his current role, Mr. Udell was the Senior Vice President, Operations for the Company's Global Operations Center. Mr. Udell has also served as Senior Vice President—Operations, Asia Pacific, where he was responsible for overseeing the operation of all hotels within the region. Prior to that, Mr. Udell held senior management positions in Hyatt properties in Bangkok, Seoul, Hong Kong, and Tokyo, including as the opening General Manager of Park Hyatt Tokyo and General Manager of Grand Hyatt Hong Kong. He began his career with Hyatt as a Corporate Management Trainee at Hyatt Regency Singapore in 1982.

Mark R. Vondrasek was appointed Executive Vice President, Chief Commercial Officer in March 2018. In this role, Mr. Vondrasek oversees global sales, revenue management, distribution strategy, corporate marketing, brands, communications, digital, consumer insights, and analytics, global care centers, information technology, and the World of Hyatt loyalty platform. He is also charged with integrating and scaling new business opportunities, products, and services. Mr. Vondrasek joined Hyatt in September 2017 with 15 years of hospitality leadership experience at Starwood Hotels and Resorts, where he most recently served in a similar role as Senior Vice President, Commercial Services Officer. Prior to entering the hospitality industry, he spent 10 years in the Financial Services industry, overseeing operational teams at Fidelity Investments and Kemper Financial Services. Mr. Vondrasek serves on the Board of Directors of Denny's Corporation.
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

Part II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
On November 5, 2009, our Class A common stock began trading publicly on the New York Stock Exchange under the symbol "H." Prior to that time, there was no public market for our Class A common stock. At January 31, 2025, our Class A common stock was held by 25 stockholders of record, and there were 42,645,073 shares of Class A common stock outstanding. This stockholder figure does not include a substantially greater number of "street name" holders or beneficial holders of our Class A common stock whose shares are held of record by banks, brokers, and other financial institutions.
There is no established public trading market for our Class B common stock. At January 31, 2025, our Class B common stock was held by 54 stockholders of record, and there were 53,512,578 shares of Class B common stock outstanding.
Dividends
We currently pay a quarterly cash dividend and expect to continue paying regular dividends on a quarterly basis. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments, and such other factors as our board of directors deems relevant. See Part IV, Item 15, "Exhibits and Financial Statements Schedule—Note 16 to our Consolidated Financial Statements" for additional information.

Performance Graph
The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total stockholder return since December 31, 2019, with the S&P 500 Index ("S&P 500") and the Russell 1000 Hotel/Motel Index (the "Russell 1000 Hotel"). The graph assumes the value of the investment in our Class A common stock and each index was $100 at December 31, 2019 and all dividends and other distributions were reinvested.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Hyatt Hotels Corporation	100.0	83.0	107.2	101.1	146.3	176.8
S&P 500	100.0	118.4	152.3	124.7	157.5	196.9
Russell 1000 Hotel	100.0	94.8	125.1	104.5	141.3	178.8
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock on a settlement date basis during the quarter ended December 31, 2024:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
October 1 to October 31, 2024	—	$—	—	$982,007,137
November 1 to November 30, 2024	—	—	—	$982,007,137
December 1 to December 31, 2024	69,194	158.99	69,194	$971,005,888
Total	69,194	$158.99	69,194
(1) On May 8, 2024, our board of directors approved an expansion of our share repurchase program. Under the approval, we are authorized to purchase up to an additional $1,000 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase ("ASR") transaction. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time and does not have an expiration date. At December 31, 2024, we had approximately $971 million remaining under the share repurchase program. See Part IV, Item 15 "Exhibits and Financial Statement Schedule—Note 16 to our Consolidated Financial Statements" for additional information.
Item 6.    (Removed and Reserved).

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part IV, Item 15, "Exhibits and Financial Statement Schedule—Consolidated Financial Statements." During the year ended December 31, 2024, we realigned our operating and reportable segments and revised certain financial statement line items. As a result, segment operating information and certain financial statement line items within our consolidated results of operations for the years ended December 31, 2023 and December 31, 2022 have been recast to reflect these changes and are included herein. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 1 and Note 19 to our Consolidated Financial Statements" for further information. For our discussion and analysis of our liquidity and capital resources for the year ended December 31, 2023, compared to the year ended December 31, 2022, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2023 Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations, and financial performance based on current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in "Disclosure Regarding Forward-Looking Statements" and Part I, Item 1A, "Risk Factors" included elsewhere in this annual report.
Overview
At December 31, 2024, our hotel portfolio consisted of 1,442 properties (347,301 rooms), including:
•637 managed properties (191,898 rooms), including 110 all-inclusive resorts (38,327 rooms), all of which we operate under management and hotel services agreements with third-party owners;
•672 franchised properties (117,767 rooms), including 8 all-inclusive resorts in which we hold common shares (3,153 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;
•31 owned and leased properties (10,252 rooms), including 17 owned hotels (6,059 rooms), 6 operating leased all-inclusive resorts (1,275 rooms), 4 operating leased hotels (1,697 rooms), 3 owned all-inclusive resorts (1,050 rooms), and 1 finance leased hotel (171 rooms), all of which we manage;
•21 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (7,398 rooms);
•57 franchised properties (8,083 rooms) operated by an unconsolidated hospitality venture in connection with a master license agreement by Hyatt; 6 of these properties (1,246 rooms) are leased by the unconsolidated hospitality venture; and
•22 all-inclusive resorts (11,903 rooms), operated by a consolidated hospitality venture.
Our property portfolio also included:
•22 vacation units (1,997 rooms) under the Hyatt Vacation Club brand and operated by third parties; and
•43 residential units (5,174 rooms), which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel.
Additionally, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other trade names or marks owned by such hotels or licensed by third parties. We also offer distribution and destination management services through ALG Vacations and distribution services through Mr & Mrs Smith, a boutique and luxury global travel platform.
We believe our business model allows us to pursue more diversified revenue and income streams balancing both the advantages and risks associated with these lines of business. Our expertise and experience in each of these areas gives us the flexibility to evaluate growth opportunities across our lines of business. Growth in the number of management and hotel services agreements and franchise agreements and earnings therefrom typically results in higher overall returns on invested capital because the capital investment under a typical management and hotel services agreement or franchise agreement is not significant. The capital required to build and maintain hotels we manage, franchise, or provide services to for third-party owners and franchisees is typically provided by the owner of the respective property with minimal capital required by us as the manager or franchisor. In certain instances, Hyatt has provided funding to owners for the acquisition and development of hotels that Hyatt will manage, franchise, or provide services to in the form of cash, debt repayment or performance guarantees, preferred equity, or mezzanine debt. During periods of increasing demand, we do not share fully in the incremental profits of hotel operations for hotels we manage for third-party owners as our arrangements generally include a base fee that is, typically, a percentage of revenue from the subject hotel and an incentive fee that is, typically, a percentage of hotel profits (in certain circumstances, after satisfying certain financial return thresholds to be earned by the owner), depending on the structure and terms of the management and hotel services agreement. We do not share in the benefits of increases in profits from franchised properties because franchisees pay us an initial application fee and ongoing royalty fees that are calculated as a percentage of gross room revenues, and also at times, as a percentage of food and beverage revenues, with no fees based on profits. Disputes or disruptions may arise with third-party owners and franchisees of hotels we manage, franchise, provide services to, or license to, and these disputes can result in the termination of the relevant agreement.
With respect to property ownership, we believe ownership of selected hotels in key markets enhances our ability to control our brand presence in these markets. Ownership of hotels allows us to capture the full benefit of increases in operating profits during periods of increasing demand and room rates. The cost structure of a typical hotel includes fixed costs, and therefore, as demand and room rates increase over time, the growth rate of operating profits typically is higher than the growth rate of revenues. The profits realized from our owned and leased hotels are generally more significantly affected by economic downturns and declines in revenues than the fee revenues earned from the properties we manage, franchise, or provide services to. This is because we absorb the full impact of declining profits for our owned and leased hotels, whereas our management and franchise fees do not have the same level of downside exposure to declining hotel profitability. Hotel ownership is more capital intensive than managing or franchising hotels for third-party owners and franchisees as we are responsible for the costs and capital expenditures for our owned and leased hotels. See also "—Principal Factors Affecting Our Results of Operations—Expenses" and Part I, Item 1A, "Risk Factors—Risks Related to Our Business—We are exposed to the risks resulting from investments in owned and leased real estate, which could increase our costs, reduce our profits, limit our ability to respond to market conditions, or restrict our growth strategy."
For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, 75.8%, 76.1%, and 77.4% of our revenues, respectively, were derived from operations in the United States. At December 31, 2024 and December 31, 2023, 65.3% and 73.9% of our long-lived assets, respectively, were located in the United States.
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
During the year ended December 31, 2024, we presented a new financial statement line item, transaction and integration costs, to provide enhanced visibility on our consolidated statements of income, and accordingly, we revised our definition of Adjusted EBITDA to exclude transaction and integration costs. We recast prior-period results to provide comparability. The revised definition excludes integration costs, which were previously recognized in integration costs during the three months ended March 31, 2024 and general and administrative expenses during the years ended December 31, 2023 and December 31, 2022, and transaction costs, which were previously recognized in general and administrative expenses during the three months ended March 31, 2024 and the years ended December 31, 2023 and December 31, 2022. Previously, only transaction costs recognized in gains (losses) on sales of real estate and other and other income (loss), net were excluded from Adjusted EBITDA. As these costs may vary in frequency or magnitude, we believe the revised definition presents a more representative measure of our core operations, assists in the comparability of results, and provides information consistent with how our management evaluates operating performance. See "—Key Business Metrics Evaluated by Management—Adjusted EBITDA" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness. See "—Principal Factors Affecting Our Results of Operations—Expenses" for a description of transaction and integration costs.
During the year ended December 31, 2024, we realigned our operating and reportable segments to align with our business strategy, certain organizational changes within our leadership team, and the manner in which our CODM assesses performance and makes decisions regarding the allocation of resources. A summary of our reportable segments is as follows:
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
In conjunction with the segment realignment, certain financial statement line item descriptions were revised within our consolidated statements of income. With the exception of the new transaction and integration costs financial statement line item described above, the composition of the accounts within these financial statement line items remains unchanged. Additionally, we created new financial statement line items, distribution revenues and distribution expenses, which include the results of ALG Vacations, previously recognized in distribution and destination management revenues and expenses, and the results of Mr & Mrs Smith, previously recognized in other fee revenues and selling, general, and administrative expenses.
Segment operating information for the years ended December 31, 2023 and December 31, 2022 have been recast to reflect these segment changes. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 1 and Note 19 to our Consolidated Financial Statements" for further discussion of our segment structure and financial statement line item changes.
Key Business Metrics Evaluated by Management
Revenues
We primarily derive our revenues from provision of management, franchising, and hotel services, licensing of our portfolio of brands to franchisees and other hospitality-related businesses, including the Unlimited Vacation Club, operation of our owned and leased hotel portfolio, and provision of distribution and destination management services. Management uses gross fee revenues, owned and leased revenues, distribution revenues, and other revenues to assess the overall performance of our business and to analyze trends such as consumer demand, brand preference, and competition. For a detailed discussion of our primary revenue sources, see "—Principal Factors Affecting Our Results of Operations—Revenues."
Adjusted EBITDA
We use the term Adjusted EBITDA throughout this annual report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define consolidated Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus net income (loss) attributable to noncontrolling interests and our pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA based on our ownership percentage of each owned and leased venture, adjusted to exclude the following items:
•management and hotel services agreement and franchise agreement assets ("key money assets") amortization and performance cure payments, which constitute payments to customers ("Contra revenue");
•revenues for reimbursed costs;
•stock-based compensation expense;
•transaction and integration costs;
•depreciation and amortization;
•reimbursed costs that we intend to recover over the long term;
•equity earnings (losses) from unconsolidated hospitality ventures;
•interest expense;
•gains (losses) on sales of real estate and other;
•asset impairments;
•other income (loss), net; and
•benefit (provision) for income taxes.

We calculate consolidated Adjusted EBITDA by adding the Adjusted EBITDA of each of our reportable segments and eliminations to unallocated overhead expenses.
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
Adjusted EBITDA excludes certain items that can vary widely across different industries and among companies within the same industry, including interest expense and benefit or provision for income taxes, which are dependent on company specifics, including capital structure, credit ratings, tax policies, and jurisdictions in which they operate; depreciation and amortization, which are dependent on company policies including how the assets are utilized as well as the lives assigned to the assets; Contra revenue, which is dependent on company policies and strategic decisions regarding payments to hotel owners; and stock-based compensation expense, which varies among companies as a result of different compensation plans companies have adopted.
We exclude revenues for reimbursed costs and reimbursed costs which relate to the reimbursement of payroll costs and for system-wide services and programs that we operate for the benefit of our hotel owners as contractually we do not provide services or operate the related programs to generate a profit over the terms of the respective contracts. If we collect amounts in excess of amounts spent, we have a commitment to our hotel owners to spend these amounts on the related system-wide services and programs. Additionally, if we spend in excess of amounts collected, we have a contractual right to adjust future collections or expenditures to recover prior-period costs. These timing differences are due to our discretion to spend in excess of revenues earned or less than revenues earned in a single period to ensure that the system-wide services and programs are operated in the best long-term interests of our hotel owners. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively. Therefore, we exclude the net impact when evaluating period-over-period changes in our operating results. Adjusted EBITDA includes reimbursed costs related to system-wide services and programs that we do not intend to recover from hotel owners. Finally, we exclude other items that are not core to our operations and may vary in frequency or magnitude, such as transaction and integration costs, asset impairments, unrealized and realized gains and losses on marketable securities, and gains and losses on sales of real estate and other.
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
See "—Non-GAAP Measure Reconciliation" for a reconciliation of net income (loss) attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA.
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
Comparable system-wide and Comparable owned and leased
"Comparable system-wide" represents all properties we manage, franchise, or provide services to, including owned and leased properties, that are operated for the entirety of the periods being compared and that have not sustained substantial damage, business interruption, or undergone large-scale renovations during the periods being compared. Comparable system-wide also excludes properties for which comparable results are not available. We may use variations of comparable system-wide to specifically refer to comparable system-wide hotels or our all-inclusive resorts, for those properties that we manage, franchise, or provide services to within the management and franchising segment. "Comparable owned and leased" represents all properties we own or lease that are operated and consolidated for the entirety of the periods being compared and have not sustained substantial damage, business interruption, or undergone large-scale renovations during the periods being compared. Comparable owned and leased also excludes properties for which comparable results are not available. We may use variations of comparable owned and leased to specifically refer to comparable owned and leased hotels or our all-inclusive resorts, for those properties that we own or lease within the owned and leased segment. Comparable system-wide and comparable owned and leased are commonly used as a basis of measurement in our industry. "Non-comparable system-wide" or "non-comparable owned and leased" represent all properties that do not meet the respective definition of "comparable" as defined above.
Constant Dollar Currency
We report the results of our operations both on an as-reported basis, as well as on a constant dollar basis. Constant Dollar Currency, which is a non-GAAP measure, excludes the effects of movements in foreign currency exchange rates between comparative periods. We believe constant dollar analysis provides valuable information regarding our results as it removes currency fluctuations from our operating results. We calculate Constant Dollar Currency by restating prior-period local currency financial results at current-period exchange rates. These restated amounts are then compared to our current-period reported amounts to provide operationally driven variances in our results.
Net Package ADR
Net Package ADR represents net package revenues divided by the total number of rooms sold in a given period. Net package revenues generally include revenue derived from the sale of packages at all-inclusive resorts comprised of rooms, food and beverage, and entertainment revenues, net of compulsory tips paid to employees. Net Package ADR measures the average room price attained by a hotel, and Net Package ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. Net Package ADR is a commonly used performance measure in our industry, and we use Net Package ADR to assess the pricing levels that we are able to generate by customer group, as changes in rates have a different effect on overall revenues and incremental profitability than changes in occupancy, as described below.
Net Package Revenue Per Available Room ("RevPAR")
Net Package RevPAR is the product of the Net Package ADR and the average daily occupancy percentage. Net Package RevPAR generally includes revenue derived from the sale of packages comprised of rooms, food and beverage, and entertainment revenues, net of compulsory tips paid to employees. Our management uses Net Package RevPAR to identify trend information with respect to room revenues from comparable properties and to evaluate hotel performance on a geographical and segment basis. Net Package RevPAR is a commonly used performance measure in our industry.
Occupancy
Occupancy represents the total number of rooms sold divided by the total number of rooms available at a property or group of properties. Occupancy measures the utilization of a property's available capacity. We use occupancy to gauge demand at a specific property or group of properties in a given period. Occupancy levels also help us determine achievable ADR levels as demand for property rooms increases or decreases.

RevPAR
RevPAR is the product of the ADR and the average daily occupancy percentage. RevPAR does not include non-room revenues, which consist of ancillary revenues generated by a hotel property, such as food and beverage, parking, and other guest service revenues. Our management uses RevPAR to identify trend information with respect to room revenues from comparable properties and to evaluate hotel performance on a geographical and segment basis. RevPAR is a commonly used performance measure in our industry.
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
Principal Factors Affecting Our Results of Operations
Our revenues and expenses are affected by a variety of factors. Revenues are principally affected by consumer demand, which is closely linked to economic conditions and is sensitive to business and personal discretionary spending levels. Certain expenses associated with our business, including interest, rent, property taxes, insurance, certain salaries and wages, and utilities costs, are relatively fixed and may increase at a greater rate than our revenues and/or may not be able to be reduced at the same rate as declining revenues. The fixed-cost nature of these expenses limits our ability to offset reductions in revenue through cost-cutting measures, which could adversely affect our net cash flows and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth, and when demand rapidly and significantly decreases, as we experienced with the COVID-19 pandemic. See Part I, Item 1A, "Risk Factors—Risks Related to the Hospitality Industry," and "Risk Factors—Risks Related to Our Business."
Revenues
We primarily derive our revenues from the following sources:
Gross fees.    Represents revenues derived from management fees earned from managed hotels and residential units, usually under long-term management and hotel services agreements; franchise fees received in connection with the franchising of our brands, usually under long-term franchise agreements; license fees received in connection with the licensing of the Hyatt brand names through our co-branded credit card programs and vacation units; management and royalty fees related to the management and licensing of certain of our brands to the Unlimited Vacation Club business; fees from hotel services provided to certain all-inclusive resorts within Latin America and the Caribbean; and termination fees. For a detailed discussion of our management and franchise fees, see Part I, Item 1, "Business—Management and Hotel Services Agreements" and Part I, Item 1, "Business—Franchise Agreements."
Owned and leased revenues.    Represents revenues derived from hotel operations, including room rentals and food and beverage sales and other ancillary revenues at our owned and leased properties. Revenues from the majority of our hotel operations depend heavily on demand from group and transient travelers.
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
Distribution revenues.    Represents revenues derived from the offering of travel products and services through ALG Vacations, including some or all of the following: air transportation, hotel accommodations primarily provided by third-party resorts, travel insurance, ground transportation, car rental reservations, and excursions provided by third parties. Distribution revenues also include commission fees related to Mr & Mrs Smith for bookings made directly through platform and through third-party partners.
Other revenues.    Represents revenues related to our co-branded credit card programs as well as the paid membership program prior to the UVC Transaction and the Destination Residential Management business, which was sold during the year ended December 31, 2023.

Revenues for reimbursed costs.    Represents revenues for the reimbursement of costs incurred on behalf of third-party owners and franchisees. These reimbursed costs relate primarily to payroll at managed properties where we are the employer, as well as costs associated with system-wide services and the loyalty program operated on behalf of owners.
Intersegment eliminations.    Represents management fee revenues and expenses related to our owned and leased hotels, commission fee revenues and expenses related to certain ALG Vacations bookings, and promotional award redemption revenues and expenses related to our co-branded credit card programs at our owned and leased hotels, all of which are eliminated in consolidation.
RevPAR and Net Package RevPAR Statistics
The tables below include comparable system-wide RevPAR and comparable system-wide Net Package RevPAR by geography. See "—Segment Results" for detailed discussion of RevPAR by segment.

		RevPAR
		Year Ended December 31,
	Number of comparable hotels (1)	2024	vs. 2023 (in constant $)
Comparable system-wide hotels	1,080	$142	4.6%
United States	645	$147	1.8%
Americas (excluding United States)	66	$177	9.3%
Greater China	121	$90	(0.1)%
Asia Pacific (excluding Greater China)	106	$146	15.3%
Europe	103	$167	10.9%
Middle East & Africa	39	$134	6.7%

		Net Package RevPAR
		Year Ended December 31,
	Number of comparable resorts (2)	2024	vs. 2023 (in reported $)
Comparable system-wide all-inclusive resorts	93	$244	4.4%
Americas (excluding United States)	59	$278	3.0%
Europe	34	$142	14.0%
(1) Consists of hotels that we manage, franchise, own, lease, or provide services to, excluding all-inclusive properties.
(2) Consists of all-inclusive properties that we manage, franchise, lease, or provide services to.
The increase in comparable system-wide hotels RevPAR for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily driven by higher demand and increased ADR across all geographies, except Greater China, with notable increases from Asia Pacific (excluding Greater China) and Europe, in part due to the Paris Summer Olympics.
The increase in comparable all-inclusive resorts Net Package RevPAR for the year ended December 31, 2024, compared to the year ended December 31, 2023, was driven by higher Net Package ADR and demand.
During the year ended December 31, 2024, we continued to see strong growth in business transient and group travel. Demand for leisure transient travel remained strong and above prior year levels. Compared to 2023, group bookings production increased at our Americas full service managed hotels, including our owned and leased hotels.

		RevPAR
		Year Ended December 31,
	Number of comparable hotels (1)	2023	vs. 2022 (in constant $)
Comparable system-wide hotels	994	$141	17.0%
United States	638	$145	8.2%
Americas (excluding United States)	62	$172	16.6%
Greater China	102	$99	89.5%
Asia Pacific (excluding Greater China)	97	$133	43.5%
Europe	58	$183	19.8%
Middle East & Africa	37	$128	8.3%

		Net Package RevPAR
		Year Ended December 31,
	Number of comparable resorts (2)	2023	vs. 2022 (in reported $)
Comparable system-wide all-inclusive resorts	85	$242	15.3%
Americas (excluding United States)	56	$268	14.5%
Europe	29	$134	23.3%
(1) Consists of hotels that we manage, franchise, own, lease, or provide services to, excluding all-inclusive properties.
(2) Consists of all-inclusive properties that we manage, franchise, lease, or provide services to.
The increase in comparable system-wide hotels RevPAR for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily driven by strong demand and ADR across all geographies, with the most significant increase in Greater China.
The increase in comparable all-inclusive resorts Net Package RevPAR for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily driven by strong demand and Net Package ADR.
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
Agreements with third-party owners and franchisees and relationships with developers.    We depend on our long-term management and hotel services agreements and franchise agreements with third-party owners and franchisees for a significant portion of our management and franchise fees revenues. The viability of our management and franchising business depends on our ability to establish and maintain good relationships with third-party owners and franchisees. Our relationships with these third parties generate additional management and hotel services agreement and franchise agreement expansion opportunities as well as new relationships with developers and opportunities for property development, all of which can support our growth. We believe we have good relationships with our third-party owners, franchisees, and developers in all of our segments and are committed to the continued growth and development of these relationships. These relationships exist with a diverse group of third-party owners, franchisees, and developers and are not heavily concentrated with any particular third party.
Access to capital.    The hospitality industry is a capital-intensive business requiring significant capital expenditures to develop, operate, maintain, and renovate properties. Third-party owners and franchisees are required to fund capital expenditures for the properties they own in accordance with the terms of the applicable management and hotel services agreement or franchise agreement. Access to the capital that we or our third-party owners, franchisees, or development partners need to finance the construction of new properties or to maintain and renovate existing properties is critical to the continued growth of our business and our revenues. The availability of capital or the conditions under which we or our third-party owners, franchisees, or development partners can obtain capital can have a significant impact on the overall level, cost, and pace of future development and therefore, the ability to grow our revenues.

Expenses
We primarily incur the following expenses:
General and administrative expenses.    Consists primarily of compensation expenses, including deferred compensation plans funded through contributions to rabbi trusts for certain employees, for our colleagues at our corporate and regional offices, including those that support our management and franchising segment; professional fees, including consulting, audit, and legal fees; travel and entertainment expenses; sales and marketing expenses; credit loss reserves on certain accounts receivables; and office administrative and related expenses, including rent expenses.
Owned and leased expenses.    Reflects the expenses incurred to operate our owned and leased hotels, including rooms expenses, food and beverage costs, other support costs, and property expenses. Rooms expenses generally includes compensation costs or third-party service costs for housekeeping, laundry, and front desk staff and supply costs for guest room amenities and laundry. Food and beverage costs include costs for wait and kitchen staff and food and beverage products. Other support costs consist of expenses associated with property-level management, including deferred compensation plans funded through contributions to rabbi trusts for certain employees, utilities, sales and marketing, hotel spa operations, parking and other guest recreation, entertainment, and services. Property expenses include property taxes, repairs and maintenance, rent, and insurance.
Distribution expenses.    Consists of expenses related to ALG Vacations, including costs directly related to selling travel products and related services such as chartered air expenses, credit card fees, and commission expenses, as well as destination management cost of sales. Distribution expenses also include compensation expenses, professional fees, sales and marketing expenses, and technology expenses related to ALG Vacations and Mr & Mrs Smith.
Other direct costs.    Represents expenses related to direct costs associated with our co-branded credit card programs as well as the paid membership program prior to the UVC Transaction and the Destination Residential Management business, which was sold during the year ended December 31, 2023.
Transaction and integration costs.    Consists of expenses related to transaction costs for potential and completed transactions, primarily related to professional fees incurred for acquisitions and dispositions, as well as integration costs incurred primarily related to the integration of recently acquired businesses, including certain compensation expenses, professional fees, sales and marketing expenses, and technology expenses. Transaction costs incurred during the period of a completed disposition are recognized in gains (losses) on sales of real estate and other.
Depreciation and amortization expenses.    Depreciation expenses represent non-cash depreciation of fixed assets such as buildings, furniture, fixtures, and equipment at our consolidated owned and leased properties and our corporate headquarters and regional offices. Amortization expenses primarily consist of amortization of customer relationships intangibles and management and hotel services agreement and franchise agreement intangibles. Changes in depreciation and amortization expenses may be driven by renovations of existing properties, acquisition or development of new properties and/or businesses, or the disposition of existing properties through sale or closure.
Reimbursed costs.    Represents costs incurred on behalf of third-party owners and franchisees. These reimbursed costs relate primarily to payroll at managed properties where we are the employer, as well as costs related to system-wide services and the loyalty program operated on behalf of owners of managed and franchised properties.
Other Items
Asset impairments
We hold significant amounts of goodwill, intangible assets, property and equipment, operating lease ROU assets, and investments. We evaluate these assets on a quarterly basis for impairment as further discussed in "—Critical Accounting Policies and Estimates." These evaluations have, in the past, resulted in impairment charges of certain assets based on the specific facts and circumstances surrounding those assets. In the future, we may be required to take additional impairment charges if there are declines in our asset and/or investment fair values.
Acquisitions, dispositions, and significant renovations
From time to time, we may acquire businesses to support our long-term growth strategy. We also routinely acquire, dispose, or undertake large-scale renovations of hotel properties. The results of operations derived from these properties do not, therefore, meet the definition of comparable as defined in "—Key Business Metrics Evaluated by Management—Comparable system-wide and Comparable owned and leased." The results of operations from these properties, however, may have a material effect on our results from period to period and are, therefore, discussed separately in "—Results of Operations," when material.

In 2024, we entered into the following key transactions:
•sold Hyatt Regency Orlando and an adjacent undeveloped land parcel for approximately $723 million, net of cash disposed, closing costs, and proration adjustments, received a $265 million preferred equity investment, issued $50 million of seller financing for the adjacent undeveloped land parcel, and entered into a long-term management agreement;
•sold Park Hyatt Zurich for Swiss Francs ("CHF") 220 million (approximately $244 million), net of closing costs and proration adjustments, issued CHF 41 million (approximately $45 million) of seller financing, and entered into a long-term management agreement;
•sold Hyatt Regency San Antonio Riverwalk for $226 million, net of closing costs and proration adjustments, and entered into a long-term management agreement;
•sold the shares of the entities that own Hyatt Regency Aruba Resort Spa and Casino for $173 million of proceeds, net of cash disposed, closing costs, and proration adjustments, issued $41 million of seller financing, and entered into a long-term management agreement;
•completed the UVC Transaction in exchange for $41 million, net of cash disposed, retained 20% ownership in the unconsolidated hospitality venture, and entered into a long-term management agreement and license and royalty agreement;
•sold Hyatt Regency O'Hare Chicago for $11 million, net of closing costs and proration adjustment, issued $20 million of seller financing, and entered into a long-term franchise agreement;
•sold Hyatt Regency Green Bay for $3 million, net of closing costs and proration adjustments, and entered into a long-term franchise agreement;
•acquired a controlling financial interest in a hospitality venture that manages Bahia Principe Hotels & Resorts-branded properties and owns the Bahia Principe brand for €359 million (approximately $374 million) and €60 million of deferred consideration (the "Bahia Principe Transaction");
•acquired Standard International for $151 million and up to an additional $185 million of contingent consideration;
•acquired Alua Atlántico Golf Resort, Alua Tenerife, and AluaSoul Orotava Valley (the "Alua Portfolio") for €61 million (approximately $65 million) and assumed $53 million of long-term debt; and
•acquired the Me and All Hotels brand name for $28 million, inclusive of closing costs.
In 2023, we entered into the following key transactions:
•acquired Dream Hotel Group for $125 million and up to an additional $175 million of contingent consideration;
•acquired Mr & Mrs Smith for £58 million (approximately $72 million); and
•sold our interests in the entities that own the Destination Residential Management business for $2 million of base consideration and up to an additional $48 million of contingent consideration.
In 2022, we entered into the following key transactions:
•sold The Confidante Miami Beach for approximately $227 million, net of closing costs and proration adjustments, and entered into a long-term management agreement;
•sold Hyatt Regency Indian Wells Resort & Spa for approximately $136 million, net of closing costs and proration adjustments, and entered into a long-term management agreement;
•sold The Driskill for approximately $119 million, net of closing costs and proration adjustments, and entered into a long-term management agreement;
•sold Grand Hyatt San Antonio River Walk for approximately $109 million of cash, net of closing costs; a $19 million held-to-maturity ("HTM") debt security; and $18 million release of restricted cash and entered into a long-term management agreement;

•sold Hyatt Regency Greenwich for approximately $38 million, net of closing costs and proration adjustments, and entered into a long-term management agreement; and
•acquired Hyatt Regency Irvine for $135 million, net of closing costs and proration adjustments.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 4 and Note 7 to our Consolidated Financial Statements" for further discussion on these key transactions.
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

Results of Operations
Years Ended December 31, 2024, December 31, 2023, and December 31, 2022
Discussion on Consolidated Results
For additional information regarding our consolidated results, refer to our consolidated statements of income included in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Consolidated Financial Statements." See "—Segment Results" for further discussion.
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
Fee revenues.

	Year Ended December 31,
	2024	2023	2022	Better / (Worse) 2024 vs. 2023		Better / (Worse) 2023 vs. 2022
Base management fees	$399	$374	$319	$25	6.6%	$55	17.5%
Incentive management fees	242	232	192	10	4.0%	40	21.0%
Franchise and other fees	458	364	297	94	25.8%	67	22.4%
Gross fees	1,099	970	808	129	13.2%	162	20.2%
Contra revenue	(69)	(47)	(31)	(22)	(45.4)%	(16)	(51.2)%
Net fees	$1,030	$923	$777	$107	11.6%	$146	18.9%
The increase in base management fees during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily driven by increased transient and group demand, ADR, and portfolio growth, most notably in the Americas, Europe, and Asia Pacific (excluding Greater China). The increase in incentive management fees during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily driven by strong performance in Asia Pacific (excluding Greater China), Europe, and Middle East & Africa, partially offset by a decline in hotel performance in the United States, in part due to certain properties undergoing renovations.
The increases in base and incentive management fees during the year ended December 31, 2023, compared to the year ended December 31, 2022, were due to increased demand, ADR, and portfolio growth, with the largest increases in Asia Pacific, most notably in Greater China due to eased travel restrictions, partially offset by decreased incentive management fees in the Americas (excluding United States) as hotel profits were negatively impacted by currency translation. The year ended December 31, 2022 was also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
The increase in franchise and other fees during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily driven by franchise fees in the Americas and Europe due to increased demand and portfolio growth, management and royalty fees related to the management of and licensing of certain of our brands to the Unlimited Vacation Club paid membership program following the UVC Transaction, and increased license fees related to our co-branded credit card programs.
The increase in franchise and other fees during the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily driven by franchise fees, most notably in the United States due to increased demand and ADR and increased license fees related to our co-branded credit card programs. These increases were partially offset by a decrease in other fees in Europe as the year ended December 31, 2022 included fees from the termination of a management contract for a hotel in the pipeline.
The increase in Contra revenue during the years ended December 31, 2024 and December 31, 2023, compared to the same period in the prior years, was primarily due to incremental amortization of key money assets. The year ended December 31, 2024 also included an accrued performance cure payment and accelerated amortization associated with certain key money assets.

Owned and leased revenues.

	Year Ended December 31,
	2024	2023	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$843	$799	$44	5.6%	$(2)
Non-comparable owned and leased revenues	331	540	(209)	(38.8)%	(2)
Owned and leased revenues	$1,174	$1,339	$(165)	(12.3)%	$(4)
The increase in comparable owned and leased revenues during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily driven by continued strength in business transient and group demand, with notable increases in New York due to strong demand, Chicago due to the Democratic National Convention, and Paris due to the Summer Olympics.
The decrease in non-comparable owned and leased revenues during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily driven by dispositions of owned hotels, partially offset by increased revenues at a renovated hotel in the United States.

	Year Ended December 31,
	2023	2022	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$1,303	$1,114	$189	16.9%	$10
Non-comparable owned and leased revenues	36	121	(85)	(70.2)%	—
Owned and leased revenues	$1,339	$1,235	$104	8.4%	$10
The increase in comparable owned and leased revenues during the year ended December 31, 2023, compared to the year ended December 31, 2022, was driven by increased demand and higher ADR, which contributed to increased rooms and food and beverage revenues. The year ended December 31, 2022 was also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
The decrease in non-comparable owned and leased revenues during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily driven by net disposition activity in 2022, partially offset by increased revenues at a renovated hotel in the United States.
Distribution revenues.    During the year ended December 31, 2024, distribution revenues decreased $24 million, compared to the year ended December 31, 2023, primarily driven by ALG Vacations due to the normalization of demand and higher pricing in 2023 as well as lower booking and departure volume in 2024, in part due to hurricane activity in the Caribbean, and decreased breakage recognized related to ALG Vacations travel credits. These declines were partially offset by increased revenues related to Amstar, in part due to product mix and a higher volume of passenger transfers, and commission fee revenues related to Mr & Mrs Smith, which was acquired in 2023.
During year ended December 31, 2023, distribution revenues increased $61 million, compared to the year ended December 31, 2022, primarily due to revenues from ALG Vacations and commission fee revenues related to Mr & Mrs Smith. The increase in ALG Vacations was primarily due to higher pricing, partially offset by normalized demand and certain credits recognized in 2022, which did not recur in 2023. The year ended December 31, 2022 was also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
Other revenues.     During the year ended December 31, 2024, other revenues decreased $231 million, compared to the year ended December 31, 2023, driven by the UVC Transaction and the sale of the Destination Residential Management business in 2023, partially offset by an increase in revenues related to our co-branded credit card programs.
During the year ended December 31, 2023, other revenues increased $27 million, compared to the year ended December 31, 2022, primarily driven by the Unlimited Vacation Club paid membership program due to amortization of incremental membership contracts, which were signed at higher average prices, and our co-branded credit card programs. These increases were partially offset by the Destination Residential Management business, which was sold in 2023, and prior to the sale, experienced a decline in operations as certain properties were negatively impacted by the Maui wildfires during the year ended December 31, 2023.

Revenues for reimbursed costs.

	Year Ended December 31,
	2024	2023	2022	Change 2024 vs. 2023		Change 2023 vs. 2022
Revenues for reimbursed costs	$3,352	$3,058	$2,620	$294	9.7%	$438	16.7%
Less: rabbi trust impact (1)	(23)	(27)	35	4	14.7%	(62)	(175.7)%
Revenues for reimbursed costs, excluding rabbi trust impact	$3,329	$3,031	$2,655	$298	9.9%	$376	14.1%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within reimbursed costs.
Revenues for reimbursed costs increased during the years ended December 31, 2024 and December 31, 2023, compared to the same period in the prior years, driven by higher reimbursements for payroll and related expenses at managed properties where we are the employer and an increase in reimbursed costs related to system-wide services provided to managed and franchised properties. In 2024, the higher reimbursements for expenses were due to increased demand at our existing properties and portfolio growth. In 2023, the higher reimbursements for expenses were due to improved hotel operating performance, the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022, and portfolio growth.
Additionally, during the year ended December 31, 2024, compared to the year ended December 31, 2023, revenues for reimbursed costs increased due to higher point redemptions related to the loyalty program.
General and administrative expenses.

	Year Ended December 31,
	2024	2023	2022	Change 2024 vs. 2023		Change 2023 vs. 2022
General and administrative expenses	$548	$578	$435	$(30)	(5.1)%	$143	33.1%
Less: rabbi trust impact (1)	(46)	(49)	67	3	10.2%	(116)	(174.7)%
Less: stock-based compensation expense	(58)	(72)	(60)	14	15.8%	(12)	(18.8)%
Adjusted general and administrative expenses	$444	$457	$442	$(13)	(2.9)%	$15	3.5%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
General and administrative expenses decreased $30 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily driven by the UVC Transaction. Excluding the impact of the UVC Transaction, general and administrative expenses increased $16 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily driven by credit loss reserves on certain receivables and payroll and related costs, partially offset by decreases in professional fees and stock-based compensation expense.
General and administrative expenses increased during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily driven by the performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts, increased payroll and related costs, stock-based compensation expense, and travel expenses, partially offset by the reversal of credit loss reserves on certain receivables.
Adjusted general and administrative expenses exclude the impact of deferred compensation plans funded through rabbi trusts and stock-based compensation expense. See "—Key Business Metrics Evaluated by Management—Adjusted General and Administrative Expenses" for further discussion.

Owned and leased expenses.

	Year Ended December 31,
	2024	2023	Better / (Worse)
Comparable owned and leased expenses	$694	$659	$(35)	(5.2)%
Non-comparable owned and leased expenses	228	357	129	36.3%
Rabbi trust impact (1)	3	6	3	24.0%
Owned and leased expenses	$925	$1,022	$97	9.4%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
The increase in comparable owned and leased expenses during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to increased variable expenses at certain hotels, most notably payroll and related costs.
The decrease in non-comparable owned and leased expenses during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily driven by dispositions of owned hotels, partially offset by increased expenses at a renovated hotel in the United States.

	Year Ended December 31,
	2023	2022	Better / (Worse)
Comparable owned and leased expenses	$971	$831	$(140)	(16.9)%
Non-comparable owned and leased expenses	45	93	48	50.8%
Rabbi trust impact (1)	6	(8)	(14)	(160.9)%
Owned and leased expenses	$1,022	$916	$(106)	(11.6)%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
The increase in comparable owned and leased expenses during the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to increased fixed and variable expenses, most notably payroll and related costs. The year ended December 31, 2022 was impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022, which contributed to lower variable expenses.
The decrease in non-comparable owned and leased expenses during the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily driven by net disposition activity in 2022, partially offset by certain properties that underwent significant renovations in 2023.
Distribution expenses.    During the year ended December 31, 2024, distribution expenses increased $16 million, compared to the year ended December 31, 2023, primarily driven by payroll and related costs and marketing costs related to Mr & Mrs Smith, which was acquired in 2023, and increases in certain variable costs related to ALG Vacations and Amstar, in part due to a change in product mix as well as an increased volume of passenger transfers, partially offset by lower marketing costs.
During the year ended December 31, 2023, distribution expenses increased $84 million, compared to the year ended December 31, 2022, primarily due to ALG Vacations due to increases in certain variable costs and the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022, as well as expenses related to Mr & Mrs Smith.
Other direct costs.    During the year ended December 31, 2024, other direct costs decreased $242 million, compared to the year ended December 31, 2023, driven by the UVC Transaction and the sale of the Destination Residential Management business, offset by an increase in expenses related to our co-branded credit card programs.
During the year ended December 31, 2023, other direct costs increased $56 million, compared to the year ended December 31, 2022, primarily driven by the Unlimited Vacation Club paid membership program and our co-branded credit card programs. The increase in the Unlimited Vacation Club paid membership program expenses was primarily due to increased marketing and overhead costs from incremental contract sales as well as increased amortization of deferred commission expenses related to membership contract sales, while the increase in our co-branded credit card programs was driven by a higher volume of point transfers. These increases were partially offset by the Destination Residential Management business, which was sold in 2023, and prior to the sale, experienced a decline in operations as certain properties were negatively impacted by the Maui wildfires that occurred during the year ended December 31, 2023.

Transaction and integration costs.    During the year ended December 31, 2024, transaction and integration costs were flat, compared to the year ended December 31, 2023, primarily due to transaction and integration costs related to the Bahia Principe Transaction and the acquisition of Standard International in 2024, offset by transaction costs related to Dream Hotel Group and Mr & Mrs Smith as well as integration costs related to Dream Hotel Group in 2023.
During the year ended December 31, 2023, transaction and integration costs increased $7 million, compared to the year ended December 31, 2022, primarily due to transaction costs related to the acquisitions of Dream Hotel Group and Mr & Mrs Smith, transaction costs associated with dispositions that did not close in the period, and integration costs related to Dream Hotel Group, all of which were partially offset by integration costs related to ALG in 2022. See Part I, Item 1, "Financial Statements—Note 7 to our Consolidated Financial Statements" for additional information.
Depreciation and amortization expenses.    Depreciation and amortization expenses decreased $64 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the UVC Transaction and dispositions of owned hotels, partially offset by assets placed into service.
Depreciation and amortization expenses decreased $29 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the use of an accelerated amortization method for certain intangible assets, which resulted in increased amortization expense in 2022, as well as dispositions of owned hotels.
Reimbursed costs.

	Year Ended December 31,
	2024	2023	2022	Change 2024 vs. 2023		Change 2023 vs. 2022
Reimbursed costs	$3,457	$3,144	$2,632	$313	9.9%	$512	19.4%
Less: rabbi trust impact (1)	(23)	(27)	35	4	14.7%	(62)	(175.7)%
Reimbursed costs, excluding rabbi trust impact	$3,434	$3,117	$2,667	$317	10.1%	$450	16.9%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within revenues for reimbursed costs.
Reimbursed costs increased during the years ended December 31, 2024 and December 31, 2023, compared to the same period in the prior years, driven by increased payroll and related expenses at managed properties where we are the employer and expenses related to system-wide services provided to managed and franchised properties. In 2024, the higher expenses were due to increased demand at our existing properties and portfolio growth. In 2023, the higher expenses were due to improved hotel operating performance, the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022, and portfolio growth.
Additionally, during the year ended December 31, 2024, compared to the year ended December 31, 2023, reimbursed costs increased related to the loyalty program.
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Year Ended December 31,
	2024	2023	2022	Better / (Worse) 2024 vs. 2023		Better / (Worse) 2023 vs. 2022
Rabbi trust gains (losses) allocated to general and administrative expenses	$46	$49	$(67)	$(3)	(10.2)%	$116	174.7%
Rabbi trust gains (losses) allocated to owned and leased expenses	3	6	(8)	(3)	(24.0)%	14	160.9%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$49	$55	$(75)	$(6)	(11.4)%	$130	173.2%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts decreased during the year ended December 31, 2024, compared to the year ended December 31, 2023, and increased during the year ended December 31, 2023, compared to the year ended December 31, 2022, driven by the performance of the underlying invested assets.

Equity earnings (losses) from unconsolidated hospitality ventures.

	Year Ended December 31,
	2024	2023	2022	Better / (Worse) 2024 vs. 2023	Better / (Worse) 2023 vs. 2022
Gain on dilution of ownership interest in an unconsolidated hospitality venture	$79	$—	$—	$79	$—
Net gains from sales activity related to unconsolidated hospitality ventures	20	—	18	20	(18)
Distributions from unconsolidated hospitality ventures	7	6	8	1	(2)
Hyatt's share of unconsolidated hospitality ventures' net losses excluding foreign currency	(44)	(16)	(30)	(28)	14
Impairment charges related to investments in unconsolidated hospitality ventures	(15)	—	—	(15)	—
Hyatt's share of unconsolidated hospitality ventures' foreign currency, net	(11)	4	—	(15)	4
Other (1)	(5)	5	9	(10)	(4)
Equity earnings (losses) from unconsolidated hospitality ventures	$31	$(1)	$5	$32	$(6)
(1) The year ended December 31, 2024 includes equity losses primarily related to a debt repayment guarantee for a hotel property in the United States.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 4 and Note 15 to our Consolidated Financial Statements" for additional information.
Interest expense.     Interest expense increased $35 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the issuances of senior notes in 2024 and 2023, partially offset by the redemption of certain of our senior notes in 2024 and 2023.
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
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements" for additional information.
Gains (losses) on sales of real estate and other.    During the year ended December 31, 2024, we recognized the following:
•    $514 million pre-tax gain related to the sale of Hyatt Regency Orlando and an adjacent undeveloped land parcel;
•    $257 million pre-tax gain related to the sale of Park Hyatt Zurich;
•    $231 million pre-tax gain related to the UVC Transaction;
•    $172 million pre-tax gain related to the sale of the shares of the entities that own Hyatt Regency Aruba Resort Spa and Casino;
•    $100 million pre-tax gain related to the sale of Hyatt Regency San Antonio Riverwalk;
•    $17 million pre-tax loss related to a decrease in the carrying value of the contingent consideration receivable recorded in conjunction with the sale of the Destination Residential Management business in 2023;
•    $5 million pre-tax loss related to the sale of Hyatt Regency O'Hare Chicago; and
•    $4 million pre-tax loss related to the sale of Hyatt Regency Green Bay.
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
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 4 and Note 7 to our Consolidated Financial Statements" for additional information.
Asset impairments.    During the year ended December 31, 2024, we recognized $213 million of impairment charges related to $163 million of goodwill, $24 million of intangible assets, $21 million of property and equipment, and $5 million of operating lease ROU assets. During the year ended December 31, 2023, we recognized $30 million of impairment charges, primarily related to intangible assets. During the year ended December 31, 2022, we recognized $38 million of impairment charges, related to $31 million of intangibles assets and $7 million of goodwill.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 5, Note 8, and Note 9 to our Consolidated Financial Statements" for additional information.
Other income (loss), net.   Other income (loss), net increased $133 million and $158 million during the years ended December 31, 2024 and December 31, 2023, respectively, compared to the same period in the prior years. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 21 to our Consolidated Financial Statements" for additional information.
Benefit (provision) for income taxes.

	Year Ended December 31,
	2024	2023	2022	Change 2024 vs. 2023		Change 2023 vs. 2022
Income before income taxes	$1,563	$310	$363	$1,253	404.2%	$(53)	(14.7)%
Benefit (provision) for income taxes	(267)	(90)	92	(177)	(197.9)%	(182)	(197.8)%
Effective tax rate	17.1%	28.9%	(25.2)%		(11.8)%		54.1%
The increase in the provision for income taxes during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily driven by the gains on sales of Hyatt Regency Orlando and an adjacent undeveloped land parcel, Park Hyatt Zurich, and Hyatt Regency San Antonio Riverwalk.
The change in the provision for income taxes and increase in the effective tax rate for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to the release of a significant portion of the valuation allowance on U.S. federal and state deferred tax assets in 2022 and the non-cash tax benefit from the foreign asset restructuring undertaken in 2023 related to the ALG integration.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to our Consolidated Financial Statements" for further detail.

Non-GAAP Measure Reconciliation
The table below provides a reconciliation of net income attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA:

	Year Ended December 31,
	2024	2023	2022	Change 2024 vs. 2023		Change 2023 vs. 2022
Net income attributable to Hyatt Hotels Corporation	$1,296	$220	$455	$1,076	487.8%	$(235)	(51.5)%
Contra revenue	69	47	31	22	45.4%	16	51.2%
Revenues for reimbursed costs	(3,352)	(3,058)	(2,620)	(294)	(9.7)%	(438)	(16.7)%
Stock-based compensation expense (1)	62	75	60	(13)	(14.5)%	15	24.4%
Transaction and integration costs	42	42	35	—	1.6%	7	16.0%
Depreciation and amortization	333	397	426	(64)	(16.1)%	(29)	(6.7)%
Reimbursed costs	3,457	3,144	2,632	313	9.9%	512	19.4%
Equity (earnings) losses from unconsolidated hospitality ventures	(31)	1	(5)	(32)	NM	6	126.6%
Interest expense	180	145	150	35	24.5%	(5)	(3.4)%
(Gains) losses on sales of real estate and other	(1,245)	(18)	(263)	(1,227)	NM	245	93.5%
Asset impairments	213	30	38	183	617.3%	(8)	(21.1)%
Other (income) loss, net	(257)	(124)	34	(133)	(107.5)%	(158)	(464.1)%
(Benefit) provision for income taxes	267	90	(92)	177	197.9%	182	197.8%
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	62	64	55	(2)	(2.6)%	9	16.8%
Adjusted EBITDA	$1,096	$1,055	$936	$41	3.9%	$119	12.7%
(1) Includes amounts recognized in general and administrative expenses and distribution expenses.
Segment Results
We evaluate segment operating performance using gross fee revenues, owned and leased revenues, distribution revenues, other revenues, and Adjusted EBITDA. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 19 to our Consolidated Financial Statements" for more information, including a reconciliation of segment Adjusted EBITDA to income before income taxes.
During the year ended December 31, 2024, we completed the UVC Transaction, which resulted in decreases in other revenues, general and administrative expenses, and other direct costs within the distribution segment for the year ended December 31, 2024 compared to the same period in the prior year.
Management and franchising segment revenues.

	Year Ended December 31,
	2024	2023	2022	Better / (Worse) 2024 vs. 2023		Better / (Worse) 2023 vs. 2022
Base management fees	$432	$414	$356	$18	4.5%	$58	16.6%
Incentive management fees	252	248	205	4	1.4%	43	21.1%
Franchise and other fees	465	371	307	94	25.2%	64	20.4%
Gross fees (1)	1,149	1,033	868	116	11.2%	165	19.0%
Other revenues	42	110	134	(68)	(61.7)%	(24)	(17.6)%
Segment revenues (2)	$1,191	$1,143	$1,002	$48	4.2%	$141	14.1%
(1) See "—Results of Operations" for further discussion regarding the increases in gross fee revenues.
(2) Includes $49 million, $62 million, and $58 million of intersegment revenues for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 19 to our Consolidated Financial Statements" for additional information.

The decreases in other revenues during the years ended December 31, 2024 and December 31, 2023, compared to the same period in the prior years, were driven by the sale of the Destination Residential Management business in 2023, partially offset by an increase related to our co-branded credit card programs. Prior to the sale of the Destination Residential Management business, operations were negatively impacted by Maui wildfires. See "—Results of Operations" for further discussion.
The tables below include comparable system-wide RevPAR, occupancy, and ADR by geography and for hotels that we manage, franchise, own, lease, or provide services to, excluding all-inclusive properties.

		Year Ended December 31,
	Number of comparable hotels	RevPAR		Occupancy		ADR
			vs. 2023				vs. 2023
		2024	(in constant $)	2024	vs. 2023	2024	(in constant $)
Comparable system-wide hotels	1,080	$142	4.6%	69.9%	2.0% pts	$204	1.6%
United States	645	$147	1.8%	70.0%	1.0% pts	$210	0.3%
Americas (excluding United States)	66	$177	9.3%	69.3%	2.4% pts	$256	5.5%
Greater China	121	$90	(0.1)%	70.2%	2.8% pts	$127	(4.1)%
Asia Pacific (excluding Greater China)	106	$146	15.3%	71.6%	4.6% pts	$204	7.9%
Europe	103	$167	10.9%	68.7%	3.7% pts	$243	5.0%
Middle East & Africa	39	$134	6.7%	67.1%	2.5% pts	$199	2.7%
The increase in RevPAR at our comparable system-wide hotels during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily driven by strong demand in business transient and group travel as well as increased inbound travel, most notably from Greater China and the United States into Asia Pacific (excluding Greater China) and from the United States into Europe. Additionally, the Paris Summer Olympics contributed to the RevPAR increase in Europe, while the RevPAR decrease in Greater China was driven by lower ADR.
During the year ended December 31, 2024, we removed 27 properties from comparable system-wide hotels results, including:
•in the United States, five properties that left the hotel portfolio, four properties that underwent significant renovations, one property that underwent an expansion, and one property that temporarily suspended operations;
•in the Americas (excluding United States), two properties that left the hotel portfolio, one property that temporarily suspended operations, and one property that underwent a significant renovation;
•in Greater China, two properties that temporarily suspended operations and one property that underwent a significant renovation;
•in Asia Pacific (excluding Greater China), three properties that left the hotel portfolio, two properties that underwent significant renovations, and one property that converted from franchised to managed;
•in Europe, one property that temporarily suspended operations and one property that left the hotel portfolio; and
•in Middle East & Africa, one property that temporarily suspended operations.

		Year Ended December 31,
	Number of comparable hotels	RevPAR		Occupancy		ADR
			vs. 2022				vs. 2022
		2023	(in constant $)	2023	vs. 2022	2023	(in constant $)
Comparable system-wide hotels	994	$141	17.0%	69.0%	7.2% pts	$205	4.7%
United States	638	$145	8.2%	69.1%	3.3% pts	$210	3.0%
Americas (excluding United States)	62	$172	16.6%	68.1%	5.4% pts	$252	7.3%
Greater China	102	$99	89.5%	70.9%	23.9% pts	$139	25.6%
Asia Pacific (excluding Greater China)	97	$133	43.5%	68.1%	12.6% pts	$196	16.9%
Europe	58	$183	19.8%	69.4%	7.8% pts	$264	6.4%
Middle East & Africa	37	$128	8.3%	65.9%	4.3% pts	$195	1.2%
The increase in RevPAR at our comparable system-wide hotels during the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily driven by increased demand and ADR in all geographies, with the increase in Greater China due to travel restrictions being eased resulting in RevPAR rates exceeding pre-COVID-19 pandemic levels beginning in the second quarter of 2023. The year ended December 31, 2022 was also negatively impacted by travel disruptions as a result of the Omicron variant in the beginning of 2022.
During the year ended December 31, 2023, we removed 20 properties from comparable system-wide hotels results, including:
•in the United States, nine properties that left the hotel portfolio, one property that temporarily suspended operations, and one property that underwent a significant renovation;
•in Greater China, two properties that underwent significant renovations, one property that experienced a seasonal closure, and one property that left the hotel portfolio;
•in Asia Pacific (excluding Greater China), one property that underwent a significant renovation and one property that left the hotel portfolio; and
•in Europe, two properties that left the hotel portfolio and one property that underwent a significant renovation.
The tables below include comparable system-wide Net Package RevPAR, occupancy, and Net Package ADR by geography and for all-inclusive resorts that we manage, franchise, lease, or provide services to.

		Year Ended December 31,
	Number of comparable resorts	Net Package RevPAR		Occupancy		Net Package ADR
			vs. 2023				vs. 2023
		2024	(in reported $)	2024	vs. 2023	2024	(in reported $)
Comparable system-wide all-inclusive resorts	93	$244	4.4%	75.3%	1.3% pts	$324	2.7%
Americas (excluding United States)	59	$278	3.0%	73.1%	0.3% pts	$380	2.7%
Europe	34	$142	14.0%	82.2%	4.4% pts	$173	7.9%
The increase in Net Package RevPAR at our comparable all-inclusive resorts during the year ended December 31, 2024, compared to the year ended December 31, 2023, was driven by higher Net Package ADR and demand.
During the year ended December 31, 2024, we removed 14 properties from comparable system-wide all-inclusive resorts results, including:
•in the Americas (excluding United States), three properties that underwent expansions, two properties that left the hotel portfolio, and one property that underwent a significant renovation; and
•in Europe, six properties that experienced seasonal closures and two properties that left the hotel portfolio.

		Year Ended December 31,
	Number of comparable resorts	Net Package RevPAR		Occupancy		Net Package ADR
			vs. 2022				vs. 2022
		2023	(in reported $)	2023	vs. 2022	2023	(in reported $)
Comparable system-wide all-inclusive resorts	85	$242	15.3%	74.9%	3.7% pts	$323	9.6%
Americas (excluding United States)	56	$268	14.5%	73.6%	2.9% pts	$365	9.9%
Europe	29	$134	23.3%	80.5%	6.9% pts	$167	12.8%
The increase in Net Package RevPAR at our comparable all-inclusive resorts during the year ended December 31, 2023, compared to the year ended December 31, 2022, was driven by strong Net Package ADR. The year ended December 31, 2022 was also negatively impacted by travel disruptions as a result of the COVID-19 Omicron variant in the beginning of 2022.
During the year ended December 31, 2023, we removed six properties from comparable system-wide all-inclusive resorts results, including:
•in the Americas (excluding United States), one property that closed for an extended period due to hurricane damage, one property that converted from franchised to managed, and one property that left the hotel portfolio; and
•in Europe, three properties that experienced seasonal closures.
Management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2024	2023	2022	Better / (Worse) 2024 vs. 2023		Better / (Worse) 2023 vs. 2022
Segment Adjusted EBITDA	$854	$782	$629	$72	9.2%	$153	24.3%
Adjusted EBITDA increased during the years ended December 31, 2024 and December 31, 2023, compared to the same period in the prior years, primarily driven by increases in gross fee revenues and results of our co-branded credit card programs recognized in other revenues and other direct costs.
General and administrative expenses increased during the years ended December 31, 2024 and December 31, 2023 compared to the same period in the prior years. In 2024, the increase was primarily due to credit loss reserves on certain receivables and payroll and related costs. In 2023, the increase was primarily due to payroll and related costs and travel expenses, partially offset by the reversal of credit loss reserves on certain receivables.
The sale of the Destination Residential Management business and the impact of the Maui wildfires on operations both in 2023 resulted in decreases in other revenues and other direct costs with an insignificant impact to Adjusted EBITDA.
Owned and leased segment revenues.

	Year Ended December 31,
	2024	2023	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$866	$828	$38	4.6%	$(2)
Non-comparable owned and leased revenues	331	540	(209)	(38.8)%	(2)
Segment revenues (1), (2)	$1,197	$1,368	$(171)	(12.5)%	$(4)

	Year Ended December 31,
	2023	2022	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$1,332	$1,142	$190	16.6%	$10
Non-comparable owned and leased revenues	36	121	(85)	(70.2)%	—
Segment revenues (1), (2)	$1,368	$1,263	$105	8.3%	$10
(1) See "—Results of Operations" for further discussion regarding the changes in owned and leased revenues.
(2) Includes $23 million, $29 million and $28 million of intersegment revenues for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.

The tables below include comparable system-wide RevPAR, occupancy, and ADR for owned and leased hotels.

		Year Ended December 31,
		RevPAR		Occupancy		ADR
	Number of comparable hotels	2024	vs. 2023 (in constant $)	2024	vs. 2023	2024	vs. 2023 (in constant $)
Comparable owned and leased hotels	20	$221	5.1%	73.1%	2.2% pts	$302	1.9%
The increase in RevPAR at our comparable owned and leased hotels during the year ended December 31, 2024, compared to the same period in 2023, was driven by continued growth in business transient and group travel, most notably in New York. Additionally, the increase in RevPAR was driven by higher ADR primarily due to the Democratic National Convention, which was held in Chicago, and the Paris Summer Olympics.
During the year ended December 31, 2024, we removed seven properties from comparable owned and leased hotels results as six properties were sold and one property underwent a significant renovation. The sold properties remain in our hotel portfolio under long-term management and franchise agreements.

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
During the year ended December 31, 2023, no properties were removed from comparable owned and leased hotels results.
Owned and leased segment Adjusted EBITDA.

	Year Ended December 31,
	2024	2023	2022	Better / (Worse) 2024 vs. 2023		Better / (Worse) 2023 vs. 2022
Owned and leased Adjusted EBITDA (1)	$199	$256	$253	$(57)	(22.3)%	$3	1.1%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	62	64	55	(2)	(2.6)%	9	16.8%
Segment Adjusted EBITDA	$261	$320	$308	$(59)	(18.3)%	$12	3.9%
(1) See "—Results of Operations" for further discussion regarding the changes in owned and leased revenues and owned and leased expenses.
Our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA increased during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily driven by improved hotel performance and the recovery from the COVID-19 Omicron variant that negatively impacted travel in the beginning of 2022.
Distribution segment revenues.

	Year Ended December 31,
	2024	2023	2022	Better / (Worse) 2024 vs. 2023		Better / (Worse) 2023 vs. 2022
Distribution revenues (1)	$1,023	$1,047	$986	$(24)	(2.3)%	$61	6.2%
Other revenues	26	189	137	(163)	(86.4)%	52	37.7%
Segment revenues	$1,049	$1,236	$1,123	$(187)	(15.2)%	$113	10.1%
(1) See "—Results of Operations" for further discussion regarding the changes in distribution revenues.

Other revenues decreased during the year ended December 31, 2024, compared to the year ended December 31, 2023, driven by the UVC Transaction.
Other revenues increased during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily driven by amortization of incremental Unlimited Vacation Club membership contracts, which were signed at higher average prices.
Distribution segment Adjusted EBITDA.

	Year Ended December 31,
	2024	2023	2022	Better / (Worse) 2024 vs. 2023		Better / (Worse) 2023 vs. 2022
Segment Adjusted EBITDA	$140	$129	$168	$11	8.3%	$(39)	(23.4)%
Excluding the impact of the UVC Transaction, Adjusted EBITDA decreased $38 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease as well as the decrease in Adjusted EBITDA during the year ended December 31, 2023, compared to the year ended December 31, 2022, were primarily driven by distribution revenues and distribution expenses (see "—Results of Operations" for further discussion).
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
During the year ended December 31, 2024, we issued senior notes due 2029, 2031, and 2034 and received approximately $1,380 million of net proceeds. A portion of the proceeds was used to repay the $746 million outstanding balance on the senior notes due 2024, and we intend to use the remaining net proceeds to repay the outstanding balance on the senior notes due 2025 at or prior to maturity and for general corporate purposes. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements" for additional information.
During the year ended December 31, 2024, we exceeded our commitment announced in August 2021 to realize $2.0 billion of gross proceeds from the disposition of owned assets, net of acquisitions.
We may, from time to time, seek to retire or purchase our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an ASR transaction. Such repurchases or exchanges, if any, will depend on prevailing market conditions, restrictions in our existing or future financing arrangements, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. During the year ended December 31, 2024, we returned $1,250 million of capital to our stockholders through $1,190 million of share repurchases, inclusive of $629 million of Class A common stock and $561 million of Class B common stock, and $60 million of quarterly dividend payments. At December 31, 2024, we had approximately $971 million remaining under the share repurchase authorizations. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 16 and Note 18 to our Consolidated Financial Statements."
We believe that our cash position, short-term investments, cash from operations, borrowing capacity under our revolving credit facility, and access to the capital markets will be adequate to meet all of our funding requirements and capital deployment objectives in both the short term and long term.
Recent Transactions Affecting Our Liquidity and Capital Resources
During the years ended December 31, 2024 and December 31, 2023, various transactions impacted our liquidity. See "—Sources and Uses of Cash."

Sources and Uses of Cash

	Year Ended December 31,
	2024	2023
Cash provided by (used in):
Operating activities	$633	$800
Investing activities	81	(365)
Financing activities	(618)	(578)
Effect of exchange rate changes on cash	(3)	(2)
Net increase (decrease) in cash, cash equivalents, and restricted cash classified within assets held for sale	3	(3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$96	$(148)
Cash Flows from Operating Activities
Cash provided by operating activities decreased $167 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the UVC Transaction and an increase in cash paid for interest, partially offset by improved performance of our hotel portfolio.
Cash Flows from Investing Activities
2024 Activity:
•We received $723 million of net proceeds from the sale of Hyatt Regency Orlando and an adjacent undeveloped land parcel.
•We received approximately $244 million of net proceeds from the sale of Park Hyatt Zurich.
•We received $226 million of net proceeds from the sale of Hyatt Regency San Antonio Riverwalk.
•We received $173 million of net proceeds from the sale of the shares of entities that own Hyatt Regency Aruba Resort Spa and Casino.
•We received $62 million of proceeds related to the sales activity related to certain equity method investments and redemption of HTM debt securities.
•We received $51 million of proceeds from financing receivables.
•We received $41 million of net proceeds from the UVC Transaction.
•We received $11 million of net proceeds from the sale of Hyatt Regency O'Hare Chicago.
•We received $3 million of net proceeds from the sale of Hyatt Regency Green Bay.
•We invested $437 million of net proceeds from the sale of marketable securities and short-term investments.
•We completed the Bahia Principe Transaction for approximately $372 million, net of cash acquired.
•We invested $170 million in capital expenditures (see "—Capital Expenditures").
•We acquired 100% of the issued and outstanding equity interests of certain entities collectively doing business as Standard International for $148 million, net of cash acquired.
•We issued $136 million of financing receivables.
•We acquired the Alua Portfolio for approximately $61 million, net of cash acquired.
•We invested $53 million in HTM debt securities.
•We contributed $35 million to unconsolidated hospitality ventures.
•We acquired the Me and All Hotels brand name for $28 million, inclusive of closing costs.

2023 Activity:
•We invested $198 million in capital expenditures (see "—Capital Expenditures").
•We acquired Dream Hotel Group for $125 million of cash.
•We acquired Mr & Mrs Smith for approximately $50 million, net of cash acquired.
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
Cash Flows from Financing Activities
2024 Activity:
•We issued senior notes and received approximately $1,380 million of net proceeds, after deducting $20 million of underwriting discounts and other offering expenses.
•We borrowed CHF 41 million (approximately $44 million) in conjunction with the sale of Park Hyatt Zurich.
•We paid $43 million of withholding taxes for stock-based compensation.
•We paid four quarterly $0.15 per share cash dividends on outstanding shares of Class A and Class B common stock totaling $60 million.
•We repaid outstanding senior notes at maturity for approximately $753 million, inclusive of $7 million of accrued interest.
•We repurchased 7,992,256 shares of Class A and Class B common stock for an aggregate purchase price of $1,190 million.
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

	December 31, 2024	December 31, 2023
Consolidated debt (1)	$3,782	$3,056
Stockholders' equity	3,547	3,564
Total capital	7,329	6,620
Total debt-to-total capital	51.6%	46.2%
Consolidated debt (1)	3,782	3,056
Less: cash and cash equivalents and short-term investments (2)	(1,383)	(896)
Net consolidated debt	$2,399	$2,160
Net debt-to-total capital	32.7%	32.6%
(1) Excludes approximately $370 million and $548 million of our share of unconsolidated hospitality venture indebtedness at December 31, 2024 and December 31, 2023, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
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

	Year Ended December 31,
	2024	2023
Maintenance and technology	$141	$130
Enhancements to existing properties	29	68
Total capital expenditures	$170	$198
The decrease in capital expenditures is primarily driven by a decrease in renovation spend at certain owned hotels, partially offset by increased maintenance and technology spend at certain regional offices and owned hotels.
Senior Notes
The table below sets forth the outstanding principal balance of our various series of senior unsecured notes (collectively, the "Senior Notes") at December 31, 2024, as described in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements." Interest on the outstanding Senior Notes is payable semi-annually.

Outstanding principal amount
$450 million senior unsecured notes maturing in 2025—5.375%	$450
$400 million senior unsecured notes maturing in 2026—4.850%	400
$600 million senior unsecured notes maturing in 2027—5.750%	600
$400 million senior unsecured notes maturing in 2028—4.375%	399
$600 million senior unsecured notes maturing in 2029—5.250%	600
$450 million senior unsecured notes maturing in 2030—5.750%	440
$450 million senior unsecured notes maturing in 2031—5.375%	450
$350 million senior unsecured notes maturing in 2034—5.500%	350
Total Senior Notes	$3,689

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
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at December 31, 2024.
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
Our revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions. At December 31, 2024, we had no loan balance outstanding and $3 million of outstanding undrawn letters of credit issued under our revolving credit facility, and reduced availability thereunder. At December 31, 2024, we had $1,497 million of borrowing capacity available under our revolving credit facility, net of outstanding undrawn letters of credit. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements."
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
At December 31, 2024, the interest rate for a one month Adjusted Term SOFR borrowing under our revolving credit facility would have been 5.482%, or Adjusted Term SOFR, inclusive of a 0.100% credit spread adjustment, of 4.432% plus the applicable margin of 1.050%.

We are also required to pay letter of credit fees with respect to each letter of credit equal to the applicable margin for Adjusted Term SOFR loans on the face amount of each letter of credit. In addition, we must pay a fronting fee to the issuer of each letter of credit of 0.10% per annum on the face amount of such letter of credit.
The revolving credit facility contains a number of affirmative and restrictive covenants, including limitations on the ability to place liens on our direct or indirect subsidiaries' assets; to merge, consolidate, and dissolve; to sell assets; to engage in transactions with affiliates; to change our direct or indirect subsidiaries' fiscal year or organizational documents; to make restricted payments.
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
We are in compliance with all applicable covenants under the revolving credit facility at December 31, 2024.
Letters of Credit
We issue letters of credit either under our revolving credit facility or directly with financial institutions. We had $105 million in letters of credit issued directly with financial institutions outstanding at December 31, 2024. At December 31, 2024, these letters of credit, which mature on various dates through 2025, had weighted-average fees of approximately 92 basis points. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
Surety and Other Bonds
Surety and other bonds issued on our behalf were $268 million at December 31, 2024 and are generally off-balance sheet arrangements. These primarily relate to our insurance programs, litigation, customer deposits associated with ALG Vacations, taxes, licenses, liens, and utilities for our lodging operations. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
Other Indebtedness and Future Debt Maturities
Excluding $3,689 million of Senior Notes, all other third-party indebtedness was $93 million, net of $27 million of unamortized discounts and deferred financing fees, at December 31, 2024.
At December 31, 2024, $456 million of our outstanding debt will mature within the next 12 months. We believe we will have adequate liquidity to repay or refinance our current debt obligations.
Contractual Obligations
Our significant contractual obligations at December 31, 2024 include debt, finance and operating lease obligations, contingent consideration arrangements, purchase obligations, and other commitments, primarily related to deferred compensation plan liabilities.
Our short-term and long-term debt obligations are discussed above and in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements," and our short-term and long-term finance and operating lease obligations are discussed in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 8 to our Consolidated Financial Statements."
Our commitments under contingent consideration arrangements are primarily anticipated to be paid in the long term based on the expected timing of achieving the contractual objectives and are discussed in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 7 and Note 15 to our Consolidated Financial Statements."
Purchase obligations at December 31, 2024 were $14 million, which are due in the short term and primarily consist of construction and renovation commitments at certain owned hotels.
Other commitments primarily consist of deferred compensation plan liabilities, with $2 million due in the short term and $568 million due in the long term. This excludes $464 million in long-term income taxes payable due to the uncertainty related to the timing of the reversal of those liabilities.
We enter into contracts with certain airlines for commercial air transportation provided by third-party air carriers and chartered air transportation provided by ALG Vacations. Obligations under these contracts are due in the short term and may be renegotiated based on customer demand.

Guarantee Commitments
We enter into performance guarantees with third-party owners related to certain hotels we manage, which require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. Under these performance guarantees, we may be required to fund up to $29 million within the next 12 months and up to $121 million thereafter. Through acquisitions, we acquired certain management and hotel services agreements with performance guarantees based on annual performance levels. Contract terms within certain management and hotel services agreements limit our exposure, and therefore, we are unable to reasonably estimate our maximum potential future payments under these guarantees.
We also enter into debt repayment and other guarantees with respect to certain unconsolidated hospitality ventures, certain hospitality venture partners, certain managed or franchised hotels, and indemnifications provided as a result of certain dispositions for liabilities incurred prior to sale. Our debt repayment guarantee commitments include $39 million that expire within the next 12 months and $115 million that expire thereafter. Certain of the underlying debt agreements have extension periods which are not reflected in the aforementioned figures. With respect to certain of these guarantees, we have reimbursement agreements with our unconsolidated hospitality venture partners or the respective third-party owners or franchisees that reduce our maximum potential future payments and are not reflected above.
As a part of the UVC Transaction, we agreed to guarantee up to $70 million of our hospitality venture partner's investment upon the occurrence of certain events in the long term. Additionally, we agreed to indemnify the unconsolidated hospitality venture, the primary obligor to the foreign taxing authorities, for obligations the entity may incur as a result of pre-existing uncertain tax positions. At December 31, 2024, the indemnification for open tax years had a maximum exposure of $72 million. Our exposure related to tax years expiring in the next 12 months and thereafter is $12 million and $60 million, respectively.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
Investment Commitments
We are committed, under certain conditions, to lend, provide certain consideration to, or invest in various business ventures. At December 31, 2024, we expect to fund commitments of $248 million within the next 12 months and $411 million thereafter. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
Critical Accounting Policies and Estimates
Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures in our consolidated financial statements and accompanying notes.
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
At December 31, 2024, our total deferred revenue liability related to the loyalty program was $1,333 million. A 10% decrease in the breakage assumption would increase our deferred revenue liability related to the loyalty program by approximately $75 million.

Equity Method Investments
We assess investments in unconsolidated hospitality ventures accounted for under the equity method for impairment quarterly. We use judgment to determine whether or not there is an indication that a loss in value has occurred and whether a decline is deemed to be other than temporary, and we consider our knowledge of the hospitality industry, historical experience, location of the underlying venture property, market conditions, and/or venture-specific information available at the time of the assessment. When there is an indication that an other-than-temporary loss in value has occurred, judgment is also required in determining the assumptions and estimates to use when calculating the fair value.
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
Contingent and Non-cash Consideration
Contingent consideration payable arising from acquisitions is recorded at fair value as a liability on the acquisition date and remeasured at each reporting date. In order to estimate the fair value, we generally utilize a Monte Carlo simulation to model the probability of possible outcomes. Changes to the significant assumptions or factors used to determine fair value, in particular, assumptions related to the selection of discount rates, probabilities of achieving the contractual objectives, and/or timing of payments, could affect the fair value measurement upon acquisition and each reporting period thereafter.
Contingent consideration receivable and non-cash consideration arising from dispositions are recorded at fair value as an asset upon sale. In order to estimate the fair value, we generally utilize a Monte Carlo simulation to model possible outcomes or a probability-based discounted future cash flow approach. Changes to the significant assumptions or factors used to determine fair value, in particular, assumptions related to the selection of probability weighting, discount rates, probabilities of achieving the contractual objectives, operating results, and/or timing of payments, could affect the fair value measurement upon sale.
See Part IV, Item 15 "Exhibits and Financial Statement Schedule—Note 7 and Note 15 to our Consolidated Financial Statements."
Goodwill and Indefinite-Lived Intangible Assets
We evaluate goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year using balances at October 1 and at interim dates if triggering events occur or if indicators of impairment exist, respectively.
We are required to apply judgment when determining whether or not triggering events occur or indicators of impairment exist. The determination of the occurrence of indicators of impairment is based on our knowledge of the hospitality industry, historical experience, location of the property or properties, market conditions, and/or specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. Judgment is also required in determining the assumptions and estimates used when calculating the fair value of the reporting unit or the indefinite-lived intangible asset.
During the year ended December 31, 2024, we impaired goodwill allocated to one of our reporting units within the management and franchising segment to fair value. The fair value was estimated using a weighted methodology considering the output from both a discounted future cash flow model and the guideline public companies method. The assumptions and judgments included projected future cash flows, discount rate, and capitalization rate. At December 31, 2024, the amount of goodwill allocated to the reporting unit was $1,116 million. Changes in certain assumptions and estimates used in the fair value calculation, including a 5% decline in the underlying cash flows or a 1% increase in the discount rate or capitalization rate, would result in a material impairment charge.

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
Property and Equipment, Operating Lease ROU Assets, and Definite-Lived Intangible Assets
We evaluate property and equipment, operating lease ROU assets, and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing it to the projected undiscounted cash flows of the assets. We use judgment to determine whether indicators of impairment exist and consider our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and/or property-specific information available at the time of the assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When an indicator of impairment exists, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable.
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
At December 31, 2024, we had $278 million of total operating lease liabilities recorded on our consolidated balance sheet. A 1% decrease in our estimated IBR would increase our total operating lease liabilities by approximately $19 million.
Guarantees
We enter into performance guarantees related to certain hotels we manage. We also enter into debt repayment and other guarantees with respect to certain unconsolidated hospitality ventures, certain hospitality venture partners, certain managed or franchised hotels, and indemnifications provided as a result of certain dispositions for liabilities incurred prior to sale. We record a liability for the fair value of these guarantees at their inception date. In order to estimate the fair value, we generally use either scenario-based weighting, which utilizes a Monte Carlo simulation or a probability-based weighting approach to model the probability of possible outcomes, or the with and without method under the income approach, which calculates the difference in present value of anticipated cash flows with and without the guarantee. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, volatility, hotel operating results, hotel property sales prices, and timing of expected cash flows. Our assumptions are based on our knowledge of the hospitality industry, market conditions, location of the property, contractual obligations, and/or likelihood of incurring costs related to claims for which we indemnify third parties, as well as other qualitative factors. See Part IV, Item 15 "Exhibits and Financial Statement Schedule—Note 4 and Note 15 to our Consolidated Financial Statements."
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk, primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At December 31, 2024, we were a party to hedging transactions, including the use of derivative financial instruments.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. We enter into interest rate derivative transactions from time to time, including interest rate swaps and interest rate locks, in order to maintain a level of exposure to interest rate variability that we deem acceptable. At December 31, 2024 and December 31, 2023, we did not hold any interest rate lock contracts.
At December 31, 2024, we held €38 million of interest rate swap contracts not designated as hedging instruments, each of which expires in 2029 and has a fixed rate of 2.97%. The objective of the derivatives is to mitigate our exposure to changes in the Euro Interbank Offered Rate ("EURIBOR"). At December 31, 2024, we had $1 million of derivative liabilities recorded in accrued expenses and other current liabilities on our consolidated balance sheet related to these swaps. At December 31, 2023, we did not hold any interest rate swap contracts.

The following table sets forth the contractual maturities and the total fair values at December 31, 2024 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2025	2026	2027	2028	2029	Thereafter	Total carrying amount (1)	Total fair value (1)
Fixed-rate debt	$450	$400	$600	$399	$600	$1,240	$3,689	$3,695
Average interest rate (2)							5.31%
Floating-rate debt	$4	$5	$5	$6	$51	$45	$116	$118
Average interest rate (2)							4.85%
(1) Excludes $4 million of finance lease obligations and $27 million of unamortized discounts and deferred financing fees.
(2) Average interest rate at December 31, 2024.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amount of the outstanding forward contracts, which relate to intercompany transactions, with terms of less than one year were $129 million and $142 million at December 31, 2024 and December 31, 2023, respectively.
We intend to offset the gains and losses related to our third-party debt and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on our annual net income. At December 31, 2024, a hypothetical 10% change in foreign currency exchange rates would result in an immaterial change in the fair value of the hedging instruments.
During the years ended December 31, 2024, December 31, 2023, and December 31, 2022, the effects of these derivative instruments resulted in $3 million of net gains, $6 million of net losses, and $18 million of net gains, respectively, recognized in other income (loss), net on our consolidated statements of income. We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect on our net income. At December 31, 2024, we had $8 million of assets recorded in prepaids and other assets, and at December 31, 2023, we had $1 million of liabilities recorded in accrued expenses and other current liabilities on our consolidated balance sheets related to derivative instruments.
Item 8.    Financial Statements and Supplementary Data.
The consolidated financial statements and supplementary data required by Item 8 are contained in Part IV, Item 15 of this annual report and are incorporated herein by reference.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this annual report, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
Management's Report on Internal Control Over Financial Reporting and the Attestation Report of the Independent Registered Public Accounting Firm required by this Item 9A are contained in Part IV, Item 15 of this annual report and are incorporated herein by reference.
Changes in Internal Control Over Financial Reporting.
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
On February 10, 2025, we filed a Certificate of Retirement with the Secretary of State of the State of Delaware to retire 236,001 shares of Class B common stock, $0.01 par value per share, of the Company (the "Class B common stock"). All 236,001 shares of Class B common stock were converted into shares of Class A common stock. The Company's Amended and Restated Certificate of Incorporation requires that any shares of Class B common stock that are converted into shares of Class A common stock be retired and may not be reissued.
Effective upon filing, the Certificate of Retirement amended the Amended and Restated Certificate of Incorporation of the Company to reduce the total authorized number of shares of capital stock of the Company by 236,001 shares. The total number of authorized shares of the Company is now 1,395,506,990, such shares consisting of 1,000,000,000 shares designated Class A common stock, 385,506,990 shares designated Class B common stock, and 10,000,000 shares designated Preferred Stock, par value $0.01 per share. A copy of the Certificate of Retirement is included in Exhibit 3.1 of this annual report.
Rule 10b5-1 Trading Arrangements

			Trading Arrangement
	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares to be Sold	Expiration Date
Susan D. Kronick, Director	Adopt	November 20, 2024	X		6,400	February 1, 2026
(1) Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III

Item 10.    Directors, Executive Officers, and Corporate Governance.
The following information with respect to our board of directors is presented as of February 13, 2025:

Name	Age	Position	Principal Employment
Thomas J. Pritzker	74	Executive Chairman of the Board	Executive Chairman, The Pritzker Organization, LLC
Mark S. Hoplamazian	61	President, Chief Executive Officer and Director	President and Chief Executive Officer, Hyatt Hotels Corporation
Paul D. Ballew	61	Director	Chief Data and Analytics Officer, The National Football League
Alessandro Bogliolo	59	Director	Retired
Susan D. Kronick	73	Director	Retired
Cary D. McMillan	66	Director	Retired
Heidi O'Neill	60	Director	President, Consumer, Product & Brand, Nike, Inc.
Jason Pritzker	45	Director	Managing Director and Vice Chairman, The Pritzker Organization, LLC
Michael A. Rocca	80	Director	Retired
Dion Camp Sanders	50	Director	Chief Emerging Business Officer, Peloton Interactive, Inc.
Richard C. Tuttle	69	Director	Founding Principal, Prospect Partners, LLC
James H. Wooten, Jr.	76	Director	Retired
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
Insider Trading Arrangements and Policies
The Company has adopted an Insider Trading Compliance Policy that governs the purchase, sale, and/or other dispositions of its securities by directors, officers, and colleagues (as defined in the policy) that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing requirements of the New York Stock Exchange. The policy also addresses the implementation of certain trading restrictions in the Company's securities by the Company, its directors, executive officers, and certain colleagues. A copy of our Insider Trading Compliance Policy is attached as Exhibit 19.1 to this annual report.
The other information required by this Item 10 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2024 pursuant to Regulation 14A under the Exchange Act in connection with our 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by this Item 11 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended

December 31, 2024 pursuant to Regulation 14A under the Exchange Act in connection with our 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2024 pursuant to Regulation 14A under the Exchange Act in connection with our 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2024 pursuant to Regulation 14A under the Exchange Act in connection with our 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2024 pursuant to Regulation 14A under the Exchange Act in connection with our 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedule.
The following documents are filed as part of this annual report.
(a)    Financial Statements
The following consolidated financial statements are included in this annual report on the pages indicated:

Page
Management's Report on Internal Control Over Financial Reporting	F- 1
Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	F- 2
Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	F- 4
Consolidated Statements of Income for the Years Ended December 31, 2024, December 31, 2023, and December 31, 2022	F- 5
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, December 31, 2023, and December 31, 2022	F- 6
Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023	F- 7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, December 31, 2023, and December 31, 2022	F- 8
Consolidated Statements of Changes in Stockholders' Equity and Noncontrolling Interests for the Years Ended December 31, 2024, December 31, 2023, and December 31, 2022	F- 11
Notes to Consolidated Financial Statements	F- 12
(b)    Financial Statement Schedule
The following financial statement schedule is included in this annual report on the page indicated:

Page
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2024, December 31, 2023, and December 31, 2022	SCHII-1
(c)    Exhibits
The Exhibit Index follows Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2024, December 31, 2023, and December 31, 2022 and is incorporated herein by reference.
Item 16.    Form 10-K Summary.
Omitted at registrant's option.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYATT HOTELS CORPORATION

	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer

Date: February 13, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark S. Hoplamazian	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2025
Mark S. Hoplamazian
/s/ Joan Bottarini	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 13, 2025
Joan Bottarini
/s/ Kinsey Wolf	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 13, 2025
Kinsey Wolf
/s/ Thomas J. Pritzker	Executive Chairman of the Board	February 13, 2025
Thomas J. Pritzker
/s/ Paul D. Ballew	Director	February 13, 2025
Paul D. Ballew
/s/ Alessandro Bogliolo	Director	February 13, 2025
Alessandro Bogliolo
/s/ Susan D. Kronick	Director	February 13, 2025
Susan D. Kronick
/s/ Cary D. McMillan	Director	February 13, 2025
Cary D. McMillan
/s/ Heidi O'Neill	Director	February 13, 2025
Heidi O'Neill
/s/ Jason Pritzker	Director	February 13, 2025
Jason Pritzker
/s/ Michael A. Rocca	Director	February 13, 2025
Michael A. Rocca
/s/ Dion Camp Sanders	Director	February 13, 2025
Dion Camp Sanders
/s/ Richard C. Tuttle	Director	February 13, 2025
Richard C. Tuttle
/s/ James H. Wooten, Jr.	Director	February 13, 2025
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
Management assessed the effectiveness of Hyatt Hotels Corporation's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that Hyatt Hotels Corporation maintained effective internal control over financial reporting as of December 31, 2024. There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Hyatt Hotels Corporation's internal control over financial reporting as of December 31, 2024. That report is included in Item 15 of this Annual Report on Form 10-K.

/s/ Mark S. Hoplamazian
Mark S. Hoplamazian President & Chief Executive Officer

/s/ Joan Bottarini
Joan Bottarini Executive Vice President, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Hyatt Hotels Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hyatt Hotels Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity and noncontrolling interests, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Deferred Revenue Related to the Loyalty Program – Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company operates the loyalty program for the benefit of the Hyatt portfolio of properties during the period of their participation in the loyalty program. The Company's estimate of the value of the deferred revenue liability related to the loyalty program ("the liability") is $1,333 million as of December 31, 2024 and is actuarially determined based on the anticipated timing of future point redemptions, including an estimate of the breakage for points that will not be redeemed. Changes in the estimates used in the determination of the liability could result in a material change to the liability.
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
Goodwill – Refer to Note 9 to the financial statements
Critical Audit Matter Description
The Company evaluates goodwill for impairment annually during the fourth quarter of each year. As a result of the impairment analyses, the Company determined that the carrying value of a reporting unit within the management and franchising segment ("the reporting unit") was in excess of the fair value and recognized $110 million of goodwill impairment charges. The Company's consolidated goodwill balance as of December 31, 2024 was $2,541 million, of which $1,116 million related to the reporting unit.
Management estimated the fair value of the reporting unit using a weighted methodology considering the output from both a discounted future cash flow model and the guideline public companies method. The fair value determination of the reporting unit required management to make significant assumptions and judgments related to the projected future cash flows, discount rate, and capitalization rate.
Given the determination of fair value of the reporting unit required management to make significant assumptions and judgments related to the projected future cash flows, discount rate, and capitalization rate, performing audit procedures to evaluate the reasonableness of these estimates and assumptions involved a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projected future cash flows, discount rate, and capitalization rate included the following, among others:
•We tested the effectiveness of the Company's controls over management's goodwill impairment analyses, including those over management's selection of the projected future cash flows, discount rate, and capitalization rate.
•We evaluated the reasonableness of management's projected future cash flows associated with the reporting unit by comparing them to (1) historical results, (2) internal communications to management and those charged with governance of the reporting unit, and (3) forecasted information included in analyst and industry reports for the Company and its peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate and capitalization rate by (1) testing the source information underlying the determination of the discount rate and capitalization rate, (2) testing the mathematical accuracy of the calculations, (3) developing a range of independent estimates and comparing those to the discount rate selected by management, and (4) evaluating the reasonableness of inputs included in the capitalization rate.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 13, 2025
We have served as the Company's auditor since 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Hyatt Hotels Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Hyatt Hotels Corporation and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2024, of the Company and our report dated February 13, 2025, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
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
February 13, 2025

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2024, December 31, 2023, and December 31, 2022
(In millions of dollars, except per share amounts)

	2024	2023	2022
REVENUES:
Base management fees	$399	$374	$319
Incentive management fees	242	232	192
Franchise and other fees	458	364	297
Gross fees	1,099	970	808
Contra revenue	(69)	(47)	(31)
Net fees	1,030	923	777
Owned and leased	1,174	1,339	1,235
Distribution	1,023	1,047	986
Other revenues	69	300	273
Revenues for reimbursed costs	3,352	3,058	2,620
Total revenues	6,648	6,667	5,891
DIRECT AND GENERAL AND ADMINISTRATIVE EXPENSES:
General and administrative	548	578	435
Owned and leased	925	1,022	916
Distribution	875	859	775
Other direct costs	94	336	280
Transaction and integration costs	42	42	35
Depreciation and amortization	333	397	426
Reimbursed costs	3,457	3,144	2,632
Total direct and general and administrative expenses	6,274	6,378	5,499
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	49	55	(75)
Equity earnings (losses) from unconsolidated hospitality ventures	31	(1)	5
Interest expense	(180)	(145)	(150)
Gains (losses) on sales of real estate and other	1,245	18	263
Asset impairments	(213)	(30)	(38)
Other income (loss), net	257	124	(34)
Income before income taxes	1,563	310	363
Benefit (provision) for income taxes	(267)	(90)	92
Net income	1,296	220	455
Net income attributable to noncontrolling interests	—	—	—
Net income attributable to Hyatt Hotels Corporation	$1,296	$220	$455

EARNINGS PER CLASS A AND CLASS B SHARE:
Net income attributable to Hyatt Hotels Corporation—Basic	$12.99	$2.10	$4.17
Net income attributable to Hyatt Hotels Corporation—Diluted	$12.65	$2.05	$4.09

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2024, December 31, 2023, and December 31, 2022
(In millions of dollars)

	2024	2023	2022
Net income	$1,296	$220	$455
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $6, $(3), and $— for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively	(96)	46	4
Available-for-sale debt securities unrealized fair value adjustments, net of tax of $—, $(4), and $4 for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively	(2)	15	(10)
Derivative instrument adjustments, net of tax of $(1) for the years ended December 31, 2024, December 31, 2023, and December 31, 2022	3	6	5
Pension liabilities adjustments, net of tax of $—, $—, and $(1) for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively	—	—	4
Other comprehensive income (loss)	(95)	67	3
Comprehensive income	1,201	287	458
Comprehensive loss attributable to noncontrolling interests	(1)	—	—
Comprehensive income attributable to Hyatt Hotels Corporation	$1,202	$287	$458

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2024 and December 31, 2023
(In millions of dollars, except share and per share amounts)

	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,011	$881
Restricted cash	1	34
Short-term investments	372	15
Receivables, net of allowances of $62 and $50 at December 31, 2024 and December 31, 2023, respectively	1,121	883
Inventories	8	9
Prepaids and other assets	174	195
Prepaid income taxes	46	51
Assets held for sale	—	62
Total current assets	2,733	2,130
Equity method investments	189	211
Property and equipment, net	1,689	2,340
Financing receivables, net of allowances of $36 and $42 at December 31, 2024 and December 31, 2023, respectively	368	73
Operating lease right-of-use assets	328	369
Goodwill	2,541	3,205
Intangibles, net	2,167	1,670
Deferred tax assets	466	358
Other assets	2,843	2,477
TOTAL ASSETS	$13,324	$12,833
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$456	$751
Accounts payable	475	493
Accrued expenses and other current liabilities	565	468
Current contract liabilities	1,553	1,598
Accrued compensation and benefits	192	210
Current operating lease liabilities	33	41
Liabilities held for sale	—	17
Total current liabilities	3,274	3,578
Long-term debt	3,326	2,305
Long-term contract liabilities	843	1,759
Long-term operating lease liabilities	245	273
Other long-term liabilities	1,810	1,351
Total liabilities	9,498	9,266
Commitments and contingencies (Note 15)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding at both December 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 42,613,090 issued and outstanding at December 31, 2024, and Class B common stock, $0.01 par value per share, 385,525,991 shares authorized, 53,531,579 shares issued and outstanding at December 31, 2024. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 44,275,818 issued and outstanding at December 31, 2023, and Class B common stock, $0.01 par value per share, 390,751,535 shares authorized, 58,757,123 shares issued and outstanding at December 31, 2023	1	1
Additional paid-in capital	—	—
Retained earnings	3,815	3,738
Accumulated other comprehensive loss	(269)	(175)
Total stockholders' equity	3,547	3,564
Noncontrolling interests	279	3
Total equity	3,826	3,567
TOTAL LIABILITIES AND EQUITY	$13,324	$12,833
See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, December 31, 2023, and December 31, 2022
(In millions of dollars)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,296	$220	$455
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) losses on sales of real estate and other	(1,245)	(18)	(263)
Depreciation and amortization	333	397	426
Amortization of share awards	64	75	61
Amortization of operating lease right-of-use assets	36	42	35
Deferred income taxes	(123)	(125)	(259)
Asset impairments	213	30	38
Equity (earnings) losses from unconsolidated hospitality ventures	(31)	1	(5)
Contra revenue	69	47	31
Unrealized (gains) losses, net	(53)	(36)	55
Contingent consideration liability fair value adjustment	(39)	9	—
Payments for key money assets	(153)	(132)	(165)
Other	78	87	98
Increase (decrease) in cash attributable to changes in assets and liabilities
Receivables, net	(15)	—	(209)
Prepaid income taxes	65	(24)	2
Prepaids and other assets	(116)	(66)	(114)
Other long-term assets	(6)	(92)	(110)
Accounts payable, accrued expenses, and other current liabilities	56	(29)	96
Contract liabilities	48	290	378
Deferred revenue related to the loyalty program	203	202	113
Operating lease liabilities	(35)	(43)	(35)
Accrued compensation and benefits	(6)	(22)	46
Other long-term liabilities	(6)	(13)	—
Net cash provided by operating activities	$633	$800	$674
(Continued)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, December 31, 2023, and December 31, 2022
(In millions of dollars)

	2024	2023	2022
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	$(1,775)	$(483)	$(952)
Proceeds from marketable securities and short-term investments	1,338	576	1,060
Contributions to equity method and other investments	(88)	(43)	(8)
Return of equity method and other investments	62	7	54
Acquisitions, net of cash acquired	(609)	(175)	(174)
Capital expenditures	(170)	(198)	(201)
Issuance of financing receivables	(136)	(43)	(25)
Proceeds from financing receivables	51	1	17
Proceeds from sales of real estate and other, net of cash disposed	1,421	(10)	625
Other investing activities	(13)	3	20
Net cash provided by (used in) investing activities	81	(365)	416
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of offering expenses of $14, $4, and $—, respectively	1,424	596	—
Repayments and repurchases of debt	(750)	(660)	(711)
Repurchases of common stock	(1,190)	(453)	(369)
Dividends paid	(60)	(47)	—
Payment of withholding taxes for stock-based compensation	(43)	(16)	(15)
Other financing activities	1	2	(11)
Net cash used in financing activities	(618)	(578)	(1,106)
Effect of exchange rate changes on cash	(3)	(2)	18
Net increase (decrease) in cash, cash equivalents, and restricted cash, including cash, cash equivalents, and restricted cash classified within current assets held for sale	93	(145)	2
Net increase (decrease) in cash, cash equivalents, and restricted cash classified within assets held for sale	3	(3)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	96	(148)	2
Cash, cash equivalents, and restricted cash—Beginning of year	919	1,067	1,065
Cash, cash equivalents, and restricted cash—End of year	$1,015	$919	$1,067
(Continued)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, December 31, 2023, and December 31, 2022
(In millions of dollars)

Supplemental disclosure of cash flow information:

	2024	2023	2022
Cash and cash equivalents	$1,011	$881	$991
Restricted cash	1	34	39
Restricted cash included in other assets	3	4	37
Total cash, cash equivalents, and restricted cash	$1,015	$919	$1,067

	2024	2023	2022
Cash paid during the period for interest	$167	$115	$138
Cash paid during the period for income taxes, net	$160	$153	$101
Cash paid for amounts included in the measurement of operating lease liabilities	$45	$54	$47
Non-cash investing and financing activities are as follows:
Change in accrued capital expenditures	$(4)	$9	$1
Non-cash contributions to equity method and other investments (Note 4, Note 7, Note 15)	$223	$4	$—
Non-cash issuance of financing receivables (Note 4, Note 7)	$185	$—	$—
Non-cash right-of-use assets obtained in exchange for operating lease liabilities	$19	$16	$25
Non-cash legal defeasance of Series 2005 Bonds (Note 7)	$—	$—	$166
Non-cash reduction in right-of-use assets and operating lease liabilities for lease reassessment	$—	$—	$13
Non-cash held-to-maturity debt security received (Note 7)	$—	$—	$19
Non-cash repurchases of common stock (Note 16)	$—	$—	$9
Non-cash contingent consideration liability assumed in acquisition (Note 7)	$141	$107	$—
Non-cash contingent consideration receivable recorded in disposition (Note 4, Note 7)	$5	$28	$—
Non-cash deferred consideration liability assumed in acquisition (Note 7)	$58	$—	$—
Non-cash redemption of HTM debt security in exchange for equity method investment (Note 4)	$—	$32	$—
Non-cash redemption of financing receivables	$—	$20	$—
Non-cash dividends declared (Note 16)	$1	$1	$—

(Concluded)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
For the Years Ended December 31, 2024, December 31, 2023, and December 31, 2022
(In millions of dollars, except share and per share amounts)

	Stockholders' equity attributable to Hyatt Hotels Corporation
	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Class A	Class B	Class A	Class B
BALANCE—January 1, 2022	50,322,050	59,653,271	$1	$—	$640	$3,167	$(245)	$3	$3,566
Net income	—	—	—	—	—	455	—	—	455
Other comprehensive income	—	—	—	—	—	—	3	—	3
Repurchases of common stock	(4,233,894)	—	—	—	(369)	—	—	—	(369)
Liability for repurchases of common stock (1)	—	—	—	—	(9)	—	—	—	(9)
Employee stock plan issuance	60,543	—	—	—	5	—	—	—	5
Share-based payment activity	598,566	—	—	—	51	—	—	—	51
Class share conversions	735,522	(735,522)	—	—	—	—	—	—	—
BALANCE—December 31, 2022	47,482,787	58,917,749	$1	$—	$318	$3,622	$(242)	$3	$3,702
Net income	—	—	—	—	—	220	—	—	220
Other comprehensive income	—	—	—	—	—	—	67	—	67
Repurchases of common stock (2)	(4,123,828)	—	—	—	(391)	(56)	—	—	(447)
Employee stock plan issuance	61,977	—	—	—	6	—	—	—	6
Share-based payment activity	694,256	—	—	—	67	—	—	—	67
Cash dividends declared of $0.15 per share (Note 16) (3)	—	—	—	—	—	(48)	—	—	(48)
Class share conversions	160,626	(160,626)	—	—	—	—	—	—	—
BALANCE—December 31, 2023	44,275,818	58,757,123	$1	$—	$—	$3,738	$(175)	$3	$3,567
Net income	—	—	—	—	—	1,296	—	—	1,296
Other comprehensive loss	—	—	—	—	—	—	(94)	(1)	(95)
Acquisition of noncontrolling interest (Note 7)	—	—	—	—	—	—	—	277	277
Repurchases of common stock (2)	(4,362,776)	(3,629,480)	—	—	(40)	(1,158)	—	—	(1,198)
Employee stock plan issuance	53,366	—	—	—	8	—	—	—	8
Share-based payment activity	1,050,618	—	—	—	32	—	—	—	32
Cash dividends declared of $0.15 per share (Note 16) (3)	—	—	—	—	—	(61)	—	—	(61)
Class share conversions	1,596,064	(1,596,064)	—	—	—	—	—	—	—
BALANCE—December 31, 2024	42,613,090	53,531,579	$1	$—	$—	$3,815	$(269)	$279	$3,826
(1) Represents repurchases of 106,116 shares for $9 million that were initiated prior to December 31, 2022, but settled in the first quarter of 2023. At December 31, 2022, the shares were included in shares outstanding, and the liability was recorded in accrued expenses and other current liabilities on our consolidated balance sheet.

(2) Includes a $8 million and $3 million liability recorded in accrued expenses and other current liabilities on our consolidated balance sheets at December 31, 2024 and December 31, 2023, respectively, related to the 1% U.S. federal excise tax on certain share repurchases enacted by the Inflation Reduction Act of 2022.

(3) Includes a $1 million liability recorded in accrued expenses and other current liabilities on our consolidated balance sheets to be paid upon vesting of certain stock-based compensation awards.

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions of dollars, unless otherwise indicated)
1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries have offerings that consist of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential and vacation units. We also offer distribution and destination management services through ALG Vacations and distribution services through Mr & Mrs Smith, a boutique and luxury global travel platform. At December 31, 2024, our hotel portfolio included 1,442 hotels, comprising 347,301 rooms throughout the world, of which 721 hotels are located in the United States, comprising 159,829 rooms, and 149 are all-inclusive resorts, comprising 55,708 rooms. At December 31, 2024, our portfolio of properties operated in 79 countries around the world. Additionally, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other trade names or marks owned by such hotels or licensed by third parties.
Transaction and Integration Costs—During the year ended December 31, 2024, we presented a new financial statement line item to provide enhanced visibility on our consolidated statements of income and reclassified prior-period results for comparability. Transaction and integration costs include the following:
•integration costs, which were previously recognized in integration costs during the three months ended March 31, 2024 and general and administrative expenses during the years ended December 31, 2023 and December 31, 2022 and primarily include expenses incurred related to the integration of recently acquired businesses, including certain compensation expenses, professional fees, sales and marketing expenses, and technology expenses;
•transaction costs for potential transactions, primarily related to professional fees incurred for acquisitions and dispositions, which were previously recognized in general and administrative expenses; and
•transaction costs for transactions completed during the period, primarily related to professional fees incurred for acquisitions, which were previously recognized in other income (loss), net. Transaction costs incurred during the period of a completed disposition continue to be recognized in gains (losses) on sales of real estate and other.
Segment Realignment—During the year ended December 31, 2024, we realigned our operating and reportable segments to align with our business strategy, certain organizational changes within our leadership team, and the manner in which our CODM assesses performance and makes decisions regarding the allocation of resources. The segment realignment had no impact on our consolidated financial position or results of operations. Prior-period segment results have been recast to reflect our new reportable segments. See Note 19 for a summary of our revised reportable segments and summarized consolidated financial information by segment.
In conjunction with the segment realignment, certain financial statement line item descriptions were revised within our consolidated statements of income. With the exception of the new transaction and integration costs financial statement line item described above, the composition of the accounts within these financial statement line items remains unchanged. The changes include:

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

Additionally, distribution and destination management revenues and expenses are no longer presented as the accounts under these previously-used financial statement line items are now included in the following:
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
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—Our consolidated financial statements present the results of operations, financial position, and cash flows of Hyatt Hotels Corporation and its majority owned and controlled subsidiaries as well as entities consolidated under the variable interest entity ("VIE") model. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates—We are required to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying footnotes (the "Notes"). Our estimates and assumptions are subject to inherent risk and uncertainty, and actual results could differ materially from our estimated amounts.
Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.
Revenue Recognition—Our revenues are primarily derived from the products and services provided to our customers and are generally recognized when control of the product or service has transferred to the customer. Our customers primarily include third-party owners and franchisees, guests at owned and leased hotels, customers that use our distribution services through ALG Vacations and Mr & Mrs Smith, a third-party partner through our co-branded credit card programs, and owners and guests of residential and vacation units. A summary of our revenue streams is as follows:
•Gross fees—Gross fees include base management fees, incentive management fees, and franchise and other fees. Base management fees are generally calculated as a percentage of gross revenues, and incentive management fees are generally computed based on a hotel profitability measure. Included in the management fees are fees that we earn in exchange for providing the hotel access to Hyatt's intellectual property ("IP"). Franchise and other fees consist of (i) an initial franchise fee and ongoing royalty fees computed as a percentage of gross room revenues and as applicable, food and beverage revenues, (ii) termination fees, (iii) license fees associated with the licensing of the Hyatt brand names through our co-branded credit card programs and with sales of our branded residential units, (iv) management and royalty fees related to the management and licensing of certain of our brands to the Unlimited Vacation Club following the UVC Transaction, and (v) fees from hotel services provided to certain all-inclusive resorts.
•Net fees—Net fees represent gross fees reduced by key money assets amortization and performance cure payments, which constitute payments to customers. Consideration provided to customers related to key money assets is recorded in other assets and amortized to Contra revenue over the expected customer life, which is typically the initial term of the management and hotel services agreement or franchise agreement.
•Owned and leased revenues—Owned and leased revenues are derived from room rentals and services provided at our owned and leased hotels. We present revenues net of sales, occupancy, and other taxes. Taxes collected on behalf of, and remitted to, governmental taxing authorities are excluded from the transaction price of the underlying products and services.
•Distribution revenues—Distribution revenues include revenues from the sale of vacation packages, experiences, and charter flights through ALG Vacations, destination services and excursions offered through Amstar, and commission fees related to Mr & Mrs Smith for bookings made directly through the platform and through third-party partners.
•Other revenues—Other revenues include revenues from the sale of promotional awards through our co-branded credit programs as well as the paid membership program prior to the UVC Transaction (see Note 4) and the Destination Residential Management business, which was sold during the year ended December 31, 2023 (see Note 7).
•Revenues for reimbursed costs—Revenues for reimbursed costs represent the reimbursement of costs incurred on behalf of third-party owners and franchisees. These reimbursed costs relate primarily to payroll at managed properties where we are the employer, as well as costs associated with system-wide services and the loyalty program operated on behalf of owners.

The products and services we offer to our customers are comprised of the following performance obligations:
Management and hotel services agreements and franchise agreements
•Access to Hyatt's IP, including the Hyatt brand names—We receive sales-based fees from hotel owners in exchange for providing access to our IP, including the Hyatt brand names and systems, among other services. Fees are generally payable on a monthly basis as third-party owners and franchisees derive value from access to our IP. Fees are recognized over time as services are rendered. Under our franchise agreements, we also receive initial fees from third-party owners and franchisees. The initial fees do not represent a distinct performance obligation, and therefore, are combined with the royalty fees and deferred and recognized in franchise and other fees over the expected customer life, which is typically the initial term of the franchise agreement.
•System-wide services—We provide system-wide services on behalf of owners of managed and franchised properties. The promise to provide system-wide services is not a distinct performance obligation because it is attendant to the access to our IP. Therefore, this promise is combined with the access to our IP to form a single performance obligation.
Hyatt's system-wide services are accounted for under a fund model whereby third-party owners and franchisees are invoiced a system-wide assessment fee on a monthly basis. We recognize the revenues over time as services are provided in revenues for reimbursed costs on our consolidated statements of income. We have discretion over how we spend program revenues, and therefore, we are the principal. Expenses related to the system-wide programs are recognized as incurred in reimbursed costs on our consolidated statements of income. Over time, we intend to manage the system-wide programs to break-even and not earn a profit on these services, but the timing of revenues received from the owners may not align with the timing of the expenses incurred to operate the programs. Therefore, any difference between the revenues and expenses will impact our net income.
•Management and hotel services agreement services—Under the terms of our management and hotel services agreements, we provide management and hotel services, which form a single performance obligation that qualifies as a series. In exchange, we receive variable consideration in the form of management or hotel services fees which are comprised of base and/or incentive management fees. Incentive fees are typically subject to the achievement of certain profitability targets, and therefore, we apply judgment in determining the amount of incentive management fees recognized each period. Incentive management fees are recognized to the extent it is probable that we will not reverse a significant portion of the fees in a subsequent period. We rely on internal financial forecasts and historical trends to estimate the amount of incentive management fees recognized and the probability that incentive fees will reverse in the future. Generally, base management and hotel services fees are due and payable on a monthly basis as services are provided, and incentive fees are due and payable based on the terms of the agreement, but at a minimum, incentive fees are billed and collected annually. Revenues are recognized over time as services are rendered.
Under the terms of certain management agreements, primarily within the U.S., we are the employer of hotel employees. When we are the employer, we are reimbursed for costs incurred related to the employee management services with no added margin, and the reimbursements are recognized over time as services are rendered in revenues for reimbursed costs on our consolidated statements of income. In jurisdictions in which we are the employer, we have discretion over how employee management services are provided, and therefore, we are the principal.
•Loyalty program administration—We administer the loyalty program for the benefit of Hyatt's portfolio of properties during the period of their participation in the loyalty program. Under the program, members earn points based on their spend at our properties and through our experience platform; by transacting with our strategic loyalty alliances, including American Airlines and Peloton; or in connection with spend on the World of Hyatt co-branded consumer and business credit cards. Loyalty program points can be redeemed for the right to stay at participating properties, as well as for other goods and services from third parties. Points earned by loyalty program members represent a material right to free or discounted goods or services in the future.
The loyalty program has one performance obligation that consists of marketing and managing the program and arranging for award redemptions by members. These two promises are not distinct because the promise to market and manage the program does not benefit the customer without the related arrangement for award redemptions. The costs of administering the loyalty program are charged to the properties through an assessment fee based on members' qualified expenditures. The assessment fee is billed and collected monthly, and revenues received by the program are deferred until a member redeems points. Upon redemption of points at managed and franchised properties, we recognize the previously deferred revenue in revenues for reimbursed costs on our consolidated statements of income, net of redemption expense paid to managed and franchised hotels. We are responsible for arranging for the redemption of promotional awards, but we do not directly fulfill the award night obligation except at owned and leased hotels. Therefore, we are the agent with respect to this performance obligation for managed and franchised hotels, and we are the principal with respect to owned and leased hotels. A portion of our owned and leased revenues is deferred upon initial stay as points are earned by program members at owned or leased hotels, and revenues are recognized upon redemption at owned or leased hotels.
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
Global travel platform bookings
Through Mr & Mrs Smith, we offer direct booking access primarily to properties that are unaffiliated with our hotel portfolio and operate under other trade names or marks owned by such hotels or licensed by third parties. Mr & Mrs Smith also has arrangements with third-party partners that market hotel offerings through their respective booking channels. In exchange for bookings made directly through Mr & Mrs Smith and through third-party partners, we receive variable consideration representing a commission fee from hotel owners, which is based on the total transaction value of the associated booking. Commission fee revenues are recognized at the time of the guest's stay in distribution revenues. Certain bookings require prepayment for travel prior to stay. These deposits are recorded as contract liabilities on our consolidated balance sheets until the stay occurs, at which point revenues are recognized in distribution revenues, net of amounts paid to hotel owners or third-party partners.
Distribution and destination management
ALG Vacations offers traditional leisure travel products and services on an individual and package basis to destinations primarily within Mexico and the Caribbean. Travel products and services include some or all of the following:
•Performance obligations in which third-party suppliers are primarily responsible for providing the services and ALG Vacations is the agent:
•Commercial air transportation provided by third-party air carriers—revenues are recognized at the time of booking, net of related payments to suppliers;
•Hotel accommodations provided by our all-inclusive resorts and third-party branded hotels and resorts—revenues are recognized on a net basis as the guest occupies the room;
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
In exchange for the products and services provided, we receive fixed and variable consideration that is allocated between the performance obligations based on relative standalone selling prices. For all performance obligations, we utilize a cost plus margin approach to determine the standalone selling price. For car rental reservations and excursions provided by third-party companies, we allocate the standalone selling price using observable transaction prices. Customers pay for travel prior to trip departure, and these deposits are recorded as contract liabilities on our consolidated balance sheets until the transfer of control of the related performance obligation occurs, at which point the related revenues are recognized in distribution revenues on our consolidated statements of income. For certain airline, hotel, and car rental transactions, we also receive fees through global distribution systems ("GDS") that provide the computer systems through which travel supplier inventory is made available and reservations are booked. Payments received through GDS are considered commissions from suppliers and are recognized as revenues at the time of booking in distribution revenues on our consolidated statements of income.
We provide advertising services to travel suppliers on our consumer websites and travel agent websites, in travel brochures, and via other media. Revenues from advertising are recognized in distribution revenues on our consolidated statements of income when the service is provided.
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
In exchange for the products and services provided, we receive fixed and variable consideration which is allocated between the performance obligations based on their relative standalone selling prices. Significant judgment is involved in determining the relative standalone selling prices, and therefore, we engage a third-party valuation specialist for assistance. We utilize a relief from royalty method to determine the revenues allocated to the license, and the revenues are recognized over time as the licensee derives value from access to Hyatt's brand name in other revenues on our consolidated statements of income. We utilize observable transaction prices and adjusted market assumptions to determine the standalone selling price of a loyalty point, and we utilize a cost plus margin approach to determine the standalone selling price of the free room nights. The revenues allocated to loyalty program points and free night awards are deferred and recognized in revenues for reimbursed costs on our consolidated statements of income upon redemption or expiration of a card member's promotional awards, net of redemption expense when we are the agent. We are responsible for arranging for the redemption of promotional awards, but we do not directly fulfill the award night obligation except at owned and leased hotels. Therefore, we are the agent for managed and franchised hotels, and we are the principal with respect to owned and leased hotels.
We satisfy the following performance obligations over time: access to Hyatt's symbolic IP, services provided under management and hotel services agreements, administration of the loyalty program, and the license of our brand name through our co-branded credit card agreements. Each of these performance obligations is considered a sales-based royalty or a series of distinct services, and although the activities to fulfill each of these promises may vary from day to day, the nature of each promise is the same and the customer benefits from the services every day.

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
We have applied the practical expedient that permits the omission of prior-period information about revenues allocated to future performance obligations, and we do not estimate revenues allocated to remaining performance obligations for the following:
•deferred revenue related to the loyalty program, base management fees, and incentive management fees as the revenues are allocated to a wholly unperformed performance obligation in a series;
•revenues related to royalty fees as they are considered sales-based royalty fees;
•revenues received for free nights granted through our co-branded credit card programs as the awards have an original duration of 12 months;
•revenues related to advanced bookings at owned and leased hotels as each stay has a duration of 12 months or less; and
•revenues related to ALG Vacations and Mr & Mrs Smith distribution services as bookings are generally for travel within 12 months or less.
Contract Balances—Our payments from customers are based on the billing terms established in our contracts. Customer billings are recorded as accounts receivable when our right to consideration is unconditional. If our right to consideration is conditional on future performance under the contract, the balance is recorded as a contract asset in receivables, net on our consolidated balance sheets. Due to certain profitability hurdles in our management and hotel services agreements, incentive management fees are considered contract assets until the risk related to achieving the profitability metric no longer exists. When the profitability hurdle has been met, the incentive management fee receivable balance is recorded in accounts receivable in receivables, net on our consolidated balance sheets. Payments received in advance of performance under the contract are recorded as current or long-term contract liabilities on our consolidated balance sheets and recognized as revenues as we perform under the contract.
Costs Incurred to Obtain Contracts with Customers—Prior to the UVC Transaction (see Note 4), we incurred incremental costs to obtain membership contracts, primarily related to sales commissions. At December 31, 2023, we had $27 million of these deferred costs recorded in prepaids and other assets and $194 million recorded in other assets on our consolidated balance sheets. During the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we recognized $4 million, $27 million, and $9 million, respectively, of amortization expense related to these deferred costs in other direct costs on our consolidated statements of income using the straight-line method over the same period as the associated revenues.
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
•Level Two—Fair values based on quoted market prices for similar assets and liabilities in active markets, quoted prices in inactive markets for identical assets and liabilities, and inputs other than quoted market prices that are observable for the asset or liability; and
•Level Three—Fair values based on inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. Valuation techniques may include the use of discounted future cash flow models, certain of which utilize probability weighting, and similar techniques and may be internally developed.
We recognize transfers in and transfers out of the levels of the fair value hierarchy at the end of each quarterly reporting period.
We typically utilize the market approach and income approach for valuing our financial instruments. The market approach utilizes prices and information generated by market transactions involving identical or similar assets and liabilities, and the income approach uses valuation techniques to convert future cash flows or earnings to a single, discounted present value. For instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the classification within the fair value hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy.
The carrying values of our current financial assets and current financial liabilities approximate fair values with the exception of debt and equity securities as discussed below and in Note 4 and financing receivables as discussed in Note 6. The fair value of long-term debt is discussed in Note 11, and the fair value of our guarantee liabilities and contingent consideration receivables and liabilities is discussed below and in Note 4, Note 7, and Note 15. We do not have nonfinancial assets or nonfinancial liabilities required to be measured at fair value on a recurring basis.
Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Except for time deposits as discussed below and in Note 4, cash equivalents are classified as Level One in the fair value hierarchy as we are able to obtain market pricing information on an ongoing basis.
Restricted Cash—Cash deposited or held in escrow under contractual or regulatory requirements is classified as restricted cash. Our restricted cash may include sales proceeds pursuant to like-kind exchanges, escrow deposits, deposits with banks that collateralize our obligations to certain vendors, and other arrangements.
Variable Interest Entities—We determine at the inception of each arrangement whether an entity in which we have made an investment or in which we have other variable interests is considered a VIE. We consolidate VIEs when we are the primary beneficiary. We are the primary beneficiary of a VIE when we have the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If we are not the primary beneficiary of a VIE, we account for the investment or other variable interests in a VIE in accordance with the applicable GAAP. On a quarterly basis, we determine whether any changes in the interest or relationship with the entity impact the determination of whether we are still the primary beneficiary. For additional information about variable interest entities, see Note 4.
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
We assess investments in unconsolidated hospitality ventures for impairment quarterly, and when there is an indication that a loss in value has occurred, we may evaluate the carrying value in comparison to the estimated fair value of the investment, among other factors, to determine if the loss in value is other than temporary. Fair value is based on internally-developed discounted cash flow models, third-party appraisals, and if appropriate, pending third-party offers. Under the discounted cash flow approach, we utilize various assumptions requiring judgment, including projected future cash flows, discount rates, and capitalization rates, which are primarily Level Three assumptions. Our estimates of projected future cash flows are based on historical data, internal estimates, and/or external sources and are developed as part of our routine, long-term planning process.
We apply judgment to determine whether the decline in value is other than temporary. We consider factors including, but not limited to, the length of time and extent of the decline, loss of value as a percentage of the cost, financial condition and near-term financial projections, our intent and ability to recover the lost value, and current economic conditions. If the estimated fair value is less than the carrying value and the decline in value is deemed other than temporary, impairments are recognized in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income.
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
•Debt securities include preferred shares, convertible debt, time deposits, and fixed income securities, including U.S. government obligations, obligations of other government agencies, corporate debt, mortgage-backed and asset-backed securities, and municipal and provincial notes and bonds. Debt securities are classified as trading, available-for-sale ("AFS"), or HTM.
•Trading securities are recorded at fair value based on listed market prices or dealer price quotations, where available. Net gains and losses, both realized and unrealized, on trading securities are recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts or other income (loss), net, depending on the nature of the investment, on our consolidated statements of income.
•AFS securities are recorded at fair value based on listed market prices or dealer price quotations, where available. Unrealized gains and losses on AFS debt securities are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheets. Realized gains and losses on AFS debt securities are recognized in other income (loss), net on our consolidated statements of income. AFS securities are assessed quarterly for expected credit losses, which are recognized in other income (loss), net on our consolidated statements of income. In determining the allowance for credit losses, we evaluate AFS securities at the individual security level and consider our investment strategy, current market conditions, financial strength of the underlying investments, term to maturity, credit rating, and our intent and ability to sell the securities.
•HTM securities are investments that we have the intent and ability to hold until maturity are recorded at amortized cost, net of expected credit losses and unamortized discounts calculated using an imputed interest rate. HTM securities are assessed for expected credit losses quarterly, and credit losses are recognized in other income (loss), net on our consolidated statements of income. In determining the allowance for credit losses, we evaluate HTM securities individually due to the unique risks associated with each security, and we consider the financial strength of the underlying assets, including the current and forecasted performance of the property, term to maturity, credit quality of the owner, and current market conditions.
We classify debt securities as current or long-term based on their contractual maturity dates and our intent and ability to hold the investment. Our debt securities are primarily classified as Level Two in the fair value hierarchy.

Time deposits are recorded at par value, which approximates fair value, and are therefore classified as Level Two. The remaining securities, other than our investments in preferred shares, are classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Our preferred equity investments and a convertible debt security are classified as Level Three as discussed in Note 4.
Interest income on preferred equity investments that earn a return is recognized in other income (loss), net.
For additional information about debt and equity securities, including where we record these securities on our consolidated balance sheets, see Note 4.
Accounts Receivables—Our accounts receivables primarily consist of trade receivables due from the following: hotel owners with whom we have management and hotel services agreements and franchise agreements for services rendered and for reimbursed costs; guests at our owned and leased properties for services rendered; third-party financial institutions for credit and debit card transactions; customers through ALG Vacations and Mr & Mrs Smith for using our distribution services; and a third-party partner for our co-branded credit card programs. We assess all accounts receivables for credit losses quarterly and establish an allowance to reflect the net amount expected to be collected. The allowance for credit losses is based on an assessment of historical collection activity, geographic considerations, and/or the current business environment and is recognized in general and administrative expenses, owned and leased expenses, or distribution expenses on our consolidated statements of income, based on the nature of the receivable. For additional information about accounts receivables, see Note 6.
Financing Receivables—Financing receivables represent contractual rights to receive money either on demand or on fixed or determinable dates and are recorded on our consolidated balance sheets at amortized cost, net of expected credit losses and unamortized discounts calculated using an imputed interest rate. We recognize interest as earned and include accrued interest in the amortized cost basis of the asset.
We may offer seller financing as part of our dispositions. Seller financing is generally accounted for as a significant financing component and recorded as a financing receivable on our consolidated balance sheets. We estimate the fair value of the financing receivable upon sale using discounted future cash flow models. The valuation methodology includes assumptions and judgments regarding discount rates and expected timing of payments, which are primarily Level Three assumptions.
Our financing receivables represent one portfolio segment based on the level at which we develop and document a systematic methodology to determine the allowance for credit losses. Based on initial measurement attributes, risk characteristics, and our method for monitoring and assessing credit risk, we have identified the following classes of financing receivables within our portfolio segment:
•Secured financing to hotel owners—These financing receivables are junior and senior secured mortgage loans and are collateralized by underlying hotel properties.
•Unsecured financing to hotel owners or unconsolidated hospitality ventures—These financing receivables are primarily made up of individual loans and other types of unsecured financing arrangements provided to hotel owners or unconsolidated hospitality ventures. These financing receivables are generally subordinate to senior financing and have stated maturities and interest rates, but the repayment terms vary and may be dependent on future cash flows of the hotel or unconsolidated hospitality venture.
We individually assess all financing receivables for credit losses quarterly and establish an allowance to reflect the net amount expected to be collected. We estimate credit losses based on an analysis of several factors, including current economic conditions, industry trends, and/or specific risk characteristics of the financing receivable, including capital structure, loan performance, market factors, and/or the underlying hotel performance. Adjustments to credit losses are recognized in other income (loss), net on our consolidated statements of income.
We evaluate accrued interest allowances separately from the financing receivable assets. On an ongoing basis, we monitor the credit quality of our financing receivables based on historical and expected future payment activity. We determine if financing to hotel owners and unconsolidated hospitality ventures is nonperforming based on facts and circumstances of the individual financing receivables, including, but not limited to, if interest or principal is greater than 90 days past due based on the contractual terms of the individual financing receivables or if an allowance has been established for our other financing arrangements with that borrower. If we consider a financing receivable to be nonperforming, we place the financing receivable on nonaccrual status.
For financing receivables on nonaccrual status, we recognize interest income in other income (loss), net on our consolidated statements of income when cash is received. Accrual of interest income is resumed and potential reversal of any associated allowance for credit loss occurs when the receivable becomes contractually current and collection doubts are removed.
After an allowance for credit losses has been established, we may determine the receivable balance is uncollectible when all commercially reasonable means of recovering the receivable balance have been exhausted. We write off uncollectible balances by reversing the financing receivable and the related allowance for credit losses.
Financing receivables acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased with credit deterioration ("PCD") assets. PCD assets are accounted for at the purchase price or acquisition date fair value with an estimate of expected credit losses to arrive at an initial amortized cost basis. We use certain indicators, such as past due status and specific risk characteristics of the financing receivable, including capital structure, loan performance, market factors, and/or the underlying hotel performance, in identifying and assessing whether the acquired financing receivables are considered PCD assets.
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
Property and equipment are depreciated over the following useful lives:

Buildings and improvements	10–50 years
Leasehold improvements	The shorter of the lease term or useful life of asset
Furniture and equipment	3–20 years
Computers	3–7 years
Definite-lived intangible assets are amortized over the following useful lives:

Management and hotel services agreement and franchise agreement intangibles	4–31 years
Customer relationships intangibles	4–12 years
Other intangibles	Varies based on the nature of the asset
We assess property and equipment and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing it to the projected undiscounted future cash flows of the assets. Under the undiscounted cash flow approach, the primary assumption requiring judgment is our estimate of projected future operating cash flows, which are based on historical data, internal estimates, and/or external resources, which are primarily Level Three assumptions, and are developed as part of our routine, long-term planning process.
If the projected undiscounted future cash flows are less than the net book value of the assets, the fair value is determined based on internally-developed discounted cash flows of the assets, third-party appraisals or broker valuations, or if appropriate, pending third-party offers. Under the discounted cash flow approach, we utilize various assumptions requiring judgment, including projected future cash flows, discount rates, and capitalization rates. The excess of the net book value over the estimated fair value is recognized in asset impairments on our consolidated statements of income.
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
Our operating leases may include the following terms: (i) fixed minimum lease payments, (ii) variable lease payments based on a percentage of the hotel's profitability measure, as defined in the lease, (iii) lease payments equal to the greater of a fixed minimum or variable amount based on a percentage of the hotel's profitability measure, as defined in the lease, (iv) lease payments adjusted for changes in an index or market value, or (v) variable lease payments based on a percentage split of the total gross revenues, as defined in the lease. Future lease payments that are contingent are not included in the measurement of the operating lease liability or in the future maturities table (see Note 8).
For office space, land, and building leases, we do not separate the lease and nonlease components, which primarily relate to common area maintenance and utilities. We combine lease and nonlease components for those leases where we are the lessor, and we exclude all leases with terms of 12 months or less from the operating lease ROU assets and lease liabilities.
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
The results of operations of properties or businesses are included in our consolidated statements of income beginning on the respective acquisition dates. Assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree are recorded on our consolidated balance sheets at the respective acquisition dates based on their estimated fair values. In business combinations, purchase price allocations may be based on preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive and review final information, including contracts, appraisals, and/or other analyses.
Acquisition-related costs incurred in conjunction with a business combination are recognized in transaction and integration costs on our consolidated statements of income. In an asset acquisition, these costs are included in the total consideration paid and allocated to the acquired assets.

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
Contingent and Non-cash Consideration—As part of our acquisitions and dispositions, we may enter into contingent consideration arrangements whereby the buyer pays the seller additional consideration after transaction close upon the achievement of certain milestones, performance-based metrics, or other objectives as prescribed per the terms of the related agreement. In conjunction with our dispositions, we may receive non-cash consideration, such as preferred shares in the buyer entity or its affiliates.
Contingent consideration payable arising from acquisitions is recorded at fair value as a liability on the acquisition date. In order to estimate the fair value, we generally utilize a Monte Carlo simulation to model the probability of possible outcomes. The valuation methodology includes assumptions and judgments regarding discount rates, estimated probability of achieving the contractual objectives, and/or expected timing of payments, which are primarily Level Three assumptions. Contingent consideration liabilities are recorded in accrued expenses and other current liabilities or other long-term liabilities on our consolidated balance sheets and are remeasured at fair value on a quarterly basis. Changes in fair value are recognized in other income (loss), net on our consolidated statements of income.
Contingent consideration receivable and non-cash consideration arising from dispositions are recorded at fair value as an asset upon sale. In order to estimate the fair value, we generally utilize a Monte Carlo simulation to model possible outcomes or a probability-based discounted future cash flow approach. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, estimated probability of achieving the contractual objectives, operating results, and/or expected timing of payments, which are primarily Level Three assumptions. Contingent consideration receivables are recorded in receivables, net or other assets on our consolidated balance sheets. Changes in the carrying value are recognized when realizable, and if it is determined that the contingent consideration receivable is not recoverable, we recognize a loss. The corresponding offset depends on the underlying nature of the transaction and is recognized in gains (losses) on sales of real estate and other or equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income. Non-cash consideration is generally recorded in other assets on our consolidated balance sheets based on the underlying nature of the consideration.
For additional information about contingent and non-cash consideration, see Note 7 and Note 15.
Goodwill—Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified or separately recognized. We evaluate goodwill for impairment annually during the fourth quarter of each year using balances at October 1 and at interim dates if a triggering event occurs. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount.
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
When determining fair value, we utilize internally-developed discounted future cash flow models, third-party valuation specialist models, which may include income-based and/or market-based approaches, third-party appraisals or broker valuations, and if appropriate, pending third-party offers. Under an income-based approach, we utilize various assumptions requiring judgment, including projected future cash flows, discount rates, and capitalization rates. Our estimates of projected future cash flows are based on historical data, internal estimates, and/or external sources, which are primarily Level Three assumptions, and are developed as part of our routine, long-term planning process. For certain reporting units, we apply a weighting of an income-based approach and a market-based approach, which utilizes the guideline public companies method and is based on earnings multiple data derived from publicly traded peer group companies. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we recognize an impairment charge in asset impairments on our consolidated statements of income based on the amount by which the carrying value of the reporting unit exceeded the fair value, limited to the carrying amount of goodwill. For additional information about goodwill, see Note 9.
Indefinite-Lived Intangible Assets—We have certain brand and other indefinite-lived intangible assets that were acquired through various asset acquisitions and business combinations. We evaluate indefinite-lived intangible assets for impairment annually during the fourth quarter of each year using balances at October 1 and at interim dates if indicators of impairment exist. We use the relief from royalty method to estimate the fair value. When determining fair value, we utilize internally-developed discounted future cash flow models and third-party valuation specialist models, which include various assumptions requiring judgment, including projected future cash flows, discount rates, and market royalty rates. Our estimates of projected cash flows are based on historical data, internal estimates, and/or external sources, which are primarily Level Three assumptions, and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we recognize an impairment charge in asset impairments on our consolidated statements of income. For additional information about indefinite-lived intangible assets, see Note 9.
Guarantees—We enter into performance guarantees related to certain hotels we manage. We also enter into debt repayment and other guarantees with respect to certain unconsolidated hospitality ventures, certain hospitality venture partners, certain managed or franchised hotels, and indemnifications provided as a result of certain dispositions for liabilities incurred prior to sale. We record a liability for the fair value of these guarantees at their inception date. In order to estimate the fair value, we generally use either scenario-based weighting, which utilizes a Monte Carlo simulation or a probability-based weighting approach to model the probability of possible outcomes, or the with and without method under the income approach, which calculates the difference in present value of anticipated cash flows with and without the guarantee. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, volatility, hotel operating results, hotel property sales prices, and timing of expected cash flows, which are primarily Level Three assumptions. The fair value is not revalued due to future changes in assumptions. The non-cash corresponding offset depends on the circumstances in which the guarantee was issued and is generally recorded to equity method investments or key money assets. We amortize the liability for the fair value of a guarantee into income over the term of the guarantee using a systematic and rational, risk-based approach. Guarantees related to our managed or franchised hotels, hospitality venture partners, and indemnifications for liabilities incurred prior to sale are amortized into income in other income (loss), net on our consolidated statements of income. Guarantees related to our unconsolidated hospitality ventures are amortized into income in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income.
•Performance and other guarantees—On a quarterly basis, we evaluate the likelihood of funding under a guarantee. To the extent we determine an obligation to fund is both probable and estimable based on performance during the period or facts and circumstances of the underlying indemnification liability, we record a separate contingent liability and recognize expense in other income (loss), net on our consolidated statements of income.
•Debt repayment guarantees—At guarantee inception and on a quarterly basis, we evaluate the risk of funding under a guarantee. We assess credit risk based on the current and forecasted performance of the underlying property, whether the property owner is current on debt service, the historical performance of the underlying property, and the current market, and we record a separate liability and recognize expense in other income (loss), net or equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income based on the nature of the guarantee.
For additional information about guarantees, see Note 4 and Note 15.
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
Stock-Based Compensation—As part of our LTIP, we award time-vested stock appreciation rights ("SARs"), time-vested restricted stock units ("RSUs"), and performance-vested restricted stock units ("PSUs") to certain employees and non-employee directors. In addition, non-employee directors may elect to receive their annual fees and/or annual equity retainers in the form of shares of our Class A common stock. Under the LTIP, we are authorized to issue up to 28,025,000 shares:
•SARs—Each vested SAR gives the holder the right to the difference between the value of one share of our Class A common stock at the exercise date and the value of one share of our Class A common stock at the grant date. The value of the SARs is determined using the fair value of our common stock at the grant date based on the closing stock price of our Class A common stock. SARs generally vest 25% annually over four years, beginning on the first anniversary of the grant date. Vested SARs can be exercised over their life as determined in accordance with the LTIP. All SARs have a 10-year contractual term, are settled in shares of our Class A common stock, and are accounted for as equity instruments.
We recognize compensation expense on a straight-line basis from the date of grant through the requisite service period, which is generally the vesting period, unless the employee meets applicable retirement eligibility criteria resulting in immediate recognition. We recognize the effect of forfeitures as they occur.
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
Under certain circumstances, we have issued time-vested RSUs with performance requirements, which vest based on the satisfaction of a continued employment requirement and the attainment of specified performance-vesting conditions that are established annually and eligible to be earned in tranches. Generally, these RSUs fully vest and settle in Class A common stock to the extent performance requirements for the applicable tranche are achieved, and if the requisite service period, which is generally three to five years, is satisfied. The value of the RSUs is set at award issuance or is determined using the fair value of our common stock at the grant date based on the closing stock price of our Class A common stock. Due to the fact that the performance conditions are established annually, each tranche typically has its own grant date. We issued $15 million of these RSUs during the year ended December 31, 2024, of which $12 million have not met the grant date criteria and were therefore not deemed granted at December 31, 2024. We did not issue any such RSUs during the years ended December 31, 2023 and December 31, 2022.
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
For additional information about stock-based compensation, including where we recognize compensation expense on our consolidated statements of income, see Note 17.
Loyalty Program—The loyalty program is funded through contributions from participating properties and third-party loyalty alliances based on eligible revenues from loyalty program members and returns on marketable securities. The funds are used for the redemption of member awards and payment of operating expenses. Operating costs are expensed as incurred and recognized in reimbursed costs on our consolidated statements of income.

The program invests amounts received from the participating properties and third-party loyalty alliances in marketable securities, which are included in cash and cash equivalents, short-term investments, and other assets on our consolidated balance sheets (see Note 4). Additionally, from time to time, the program may loan excess funds to the Company and receive market-rate interest in return. Any such loans are due on demand, if needed to fund expenses of the program. Deferred revenue related to the loyalty program is classified as current and long-term contract liabilities on our consolidated balance sheets (see Note 3). The costs of administering the loyalty program, including the estimated cost of award redemption, are charged to the participating properties and third-party loyalty alliances based on members' qualified expenditures.
Advertising Costs—We expense costs to produce advertising in the period incurred and costs to communicate advertising as the communication occurs. Advertising costs are generally reimbursed by our third-party owners and franchisees and are recognized in revenues for reimbursed costs and reimbursed costs on our consolidated statements of income. Certain advertising costs associated with our distribution segment are not reimbursable. During each of the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we recognized $67 million of advertising costs in distribution expenses on our consolidated statements of income.
Government Assistance—We receive government subsidies, primarily in the form of cash, related to expenses such as salaries, wages, and taxes. The subsidies are recorded when there is reasonable assurance the conditions of the subsidies will be met and the subsidies will be received. The subsidies are recognized as a benefit against the related expense on our consolidated statements of income over the period that the subsidies are intended to compensate. Our subsidies primarily relate to the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and the American Rescue Plan Act of 2021 ("ARPA"). The CARES Act, enacted in March 2020, as well as subsequently enacted legislation, including ARPA, provided economic support due to the COVID-19 pandemic. The CARES Act included an employee retention credit, which is a refundable tax credit against certain employment taxes. ARPA provided a refundable subsidy tax credit to employers to offset the costs of COBRA coverage for certain qualified employees from April 1, 2021 through September 30, 2021. During the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we received $2 million, $19 million, and $6 million, respectively, of government assistance related to these programs in the form of cash. The benefit from the government subsidies was primarily recognized against the related expenses in prior periods. At December 31, 2024 and December 31, 2023, we had $5 million and $7 million, respectively, related to these programs recorded in receivables, net on our consolidated balance sheets.
Adopted Accounting Standards
Reference Rate Reform—In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2020-04 ("ASU 2020-04"), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions that we can elect to adopt, subject to meeting certain criteria, regarding contract modifications, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued Accounting Standards Update No. 2022-06 ("ASU 2022-06"), Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 was effective upon issuance and defers the sunset date of Topic 848 by two years, extending the provisions of ASU 2020-04 through December 31, 2024. During the year ended December 31, 2023, we adopted the provisions of ASU 2020-04. We amended certain LIBOR-based contracts during the years ended December 31, 2024 and December 31, 2023. ASU 2020-04 did not materially impact our consolidated financial statements upon adoption.
Segment Reporting—In November 2023, the FASB issued Accounting Standards Update No. 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to evaluate segment performance. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted the provisions of ASU 2023-07 for the year ended December 31, 2024 on a retrospective basis and included enhanced disclosures in Note 19.
Future Adoption of Accounting Standards
Disclosure Improvements—In October 2023, the FASB issued Accounting Standards Update No. 2023-06 ("ASU 2023-06"), Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. ASU 2023-06 modifies the disclosure and presentation requirements for certain FASB Accounting Standards Codification topics to align with the SEC's regulation. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from its regulations becomes effective, if the SEC removes the disclosure by June 30, 2027. The provisions of ASU 2023-06 are to be applied prospectively, with early adoption prohibited. We do not expect the adoption of ASU 2023-06 to have a material impact on our consolidated financial statements and accompanying Notes.

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
Expense Disaggregation Disclosures—In November 2024, the FASB issued Accounting Standards Update No. 2024-03 ("ASU 2024-03"), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of disaggregated information about certain costs and expenses presented on the consolidated statements of income, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively for any or all prior periods presented. We are currently assessing the impact of adopting ASU 2024-03.
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
See Note 19 for our revenues disaggregated by the nature of the product or service.
Contract Balances
Contract assets were insignificant at both December 31, 2024 and December 31, 2023.
Contract liabilities were comprised of the following:

	December 31, 2024	December 31, 2023
Deferred revenue related to the loyalty program	$1,333	$1,130
Deferred revenue related to distribution and destination management services	705	719
Deferred revenue related to insurance programs	112	75
Deferred revenue related to co-branded credit card programs	66	49
Advanced deposits	53	57
Initial fees received from franchise owners	47	45
Deferred revenue related to the paid membership program (1)	—	1,204
Other deferred revenue	80	78
Total contract liabilities	$2,396	$3,357

(1) The change from December 31, 2023 is due to balances written off to gains (losses) on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2024 as a result of the UVC Transaction (see Note 4).

Revenue recognized during the years ended December 31, 2024 and December 31, 2023 included in the contract liabilities balance at the beginning of each year was $1,208 million and $1,224 million, respectively. This revenue primarily relates to distribution and destination management services and the loyalty program.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $125 million at December 31, 2024, approximately 10% of which we expect to recognize over the next 12 months, with the remainder to be recognized thereafter.
4.    DEBT AND EQUITY SECURITIES
We invest in debt and equity securities that we believe are strategically and operationally important to our business. These investments take the form of (i) investments in variable interest entities, (ii) equity method investments where we have the ability to significantly influence the operations of the entity, (iii) marketable securities held to fund operating programs and for investment purposes, and (iv) other types of investments.

Variable Interest Entities
Bahia Principe—During the year ended December 31, 2024, we entered into a shareholders' agreement with an unrelated third-party and acquired 50% of the outstanding shares of Management Hotelero Piñero, S.L. The joint venture, which is a VIE, owns the Bahia Principe brand and manages Bahia Principe Hotels & Resorts-branded properties (see Note 7). Through our variable interest, we have the power to direct the activities that most significantly affect the economic performance of the VIE and have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE and therefore, we are the primary beneficiary. We consolidate the operating results and financial position of this VIE in our consolidated financial statements within our management and franchising segment.
The following table summarizes the VIE's assets and liabilities, including the effect of foreign currency translation, recorded on our consolidated balance sheet at December 31, 2024. The assets may only be used to settle obligations of the consolidated VIE, if any. In addition, there is no recourse to us for the consolidated VIE's liabilities.

Cash and cash equivalents	$2
Receivables	15
Total current assets	17
Operating lease right-of-use assets	1
Goodwill	147
Intangibles, net	515
Other assets	50
Total assets	$730

Accounts payable	$15
Accrued expenses and other current liabilities	1
Total current liabilities	16
Long-term operating lease liabilities	1
Other long-term liabilities	161
Total liabilities	$178
The joint venture increases our all-inclusive portfolio giving guests and loyalty program members more opportunities to experience all-inclusive travel. In conjunction with the transaction, we entered into various agreements with the joint venture and its related parties to provide certain commercial and management support services to the joint venture and to support the growth of the Bahia Principe brand and the operation of the Bahia Principe Hotels & Resorts-branded properties.
UVC Transaction—During the year ended December 31, 2024, we completed the UVC Transaction and accounted for the sale of our controlling financial interest in the entity as a business disposition. We received $41 million of proceeds, net of $39 million of cash disposed; recorded a $20 million equity method investment representing the fair value of our retained investment in the entity; and recorded $86 million of guarantee liabilities as described below. The transaction resulted in a $231 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2024. We continue to manage the Unlimited Vacation Club business under a long-term management agreement and license and royalty agreement. The operating results of the Unlimited Vacation Club business prior to the UVC Transaction are reported within our distribution segment.
The fair value of our retained investment in the entity was determined using a Black-Scholes-Merton option-pricing model of our common shares in the entity. The valuation methodology includes assumptions and judgments regarding volatility and discount rates, which are primarily Level Three assumptions.
In conjunction with the transaction, we agreed to guarantee up to $70 million of our hospitality venture partner's investment upon the occurrence of certain events, and we recorded a $25 million guarantee liability at fair value in other long-term liabilities on our consolidated balance sheet. The fair value was estimated using the with and without method, which includes projected cash flows based on contract terms. The valuation methodology includes assumptions and judgments regarding discount rates and length of time, which are primarily Level Three assumptions.
Additionally, we agreed to indemnify the unconsolidated hospitality venture, the primary obligor to the foreign taxing authorities, for obligations the entity may incur as a result of pre-existing uncertain tax positions as of the date of the transaction. Following the transaction, we accounted for the indemnification as a guarantee. We derecognized the long-term income taxes payable related to the uncertain tax positions and recorded a $61 million guarantee liability at fair value in other long-term liabilities on our consolidated balance sheet. The fair value of the indemnification was estimated using a probability-based weighting approach to determine the likelihood of payment of the tax liability, penalties, and interest related to the 2013 through 2018 tax years. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, and expected timing of cash flows, which are primarily Level Three assumptions. At December 31, 2024, the indemnification for open tax years had a maximum exposure of $72 million.
The entity that owns the Unlimited Vacation Club business is a VIE in which we hold a variable interest but are not the primary beneficiary, and we account for our common ownership interest as an equity method investment. At December 31, 2024, we had $68 million recorded in other long-term liabilities (see Note 13) on our consolidated balance sheet related to our guaranteed obligations of this unconsolidated VIE. At December 31, 2024, our maximum exposure to loss was $142 million, which includes the maximum exposure under the aforementioned guarantee and indemnification (see Note 15).
Equity Method Investments
The carrying values and ownership interests of our investments in unconsolidated hospitality ventures accounted for under the equity method were as follows:

Investee	Ownership interest	Carrying value
		December 31, 2024	December 31, 2023
Juniper Hotels Limited	38.8%	$76	$28
HP Boston Partners, LLC	50.0%	20	22
Hotel am Belvedere Holding GmbH & Co KG	50.0%	15	13
HRM HoldCo, LLC	50.0%	15	13
HC Lenox JV Holdings LLC	50.0%	15	9
Atona Impact Fund LP	49.8%	12	—
Hotel Hoyo Uno, S. de R.L. de C.V.	40.0%	7	7
Denver Downtown Hotel Partners LLC	50.0%	5	5
H.E. Philadelphia HC Hotel, L.L.C.	40.0%	5	7
Hyatt of Baja, S. de. R.L. de C.V.	—%	—	74
Other		19	33
Total equity method investments		$189	$211
During the year ended December 31, 2024, we recognized $15 million of impairment charges, primarily related to two of our unconsolidated hospitality ventures in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income as the estimated fair values were less than the carrying values, and the impairments were deemed other than temporary. We estimated the fair values of our investments, which are classified as Level Three in the hierarchy, using an internally-developed cash flow model, which included assumptions and judgments regarding projected future cash flows, discount rate, and capitalization rate.
Juniper Hotels Limited—During the year ended December 31, 2023, we acquired 50% of the outstanding shares of a third-party entity that owns three of our managed properties in India in exchange for the non-cash redemption of a HTM debt security. Upon completion, Juniper Hotels Limited acquired 100% of the outstanding shares of the entity, and we recorded a $32 million equity method investment.
On September 28, 2023, our unconsolidated hospitality venture publicly filed a draft red herring prospectus with the Securities and Exchange Board of India in conjunction with a proposed initial public offering ("IPO") of equity shares, subject to market conditions and regulatory approvals. On February 28, 2024, Juniper Hotels Limited completed its IPO on the BSE Limited and National Stock Exchange of India Limited stock exchanges and issued 50,000,000 equity shares. Both prior and subsequent to the IPO, we hold 86,251,192 equity shares in the entity. At December 31, 2024, the aggregate value of our equity shares was $354 million based on the price per share of the principal market.
As a result of the IPO, our ownership interest in the unconsolidated hospitality venture was diluted from 50.0% to 38.8%. As we maintain the ability to significantly influence the operations of the entity, we recorded an increase to our equity method investment and recognized a $79 million non-cash pre-tax dilution gain in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income during the year ended December 31, 2024.

Hyatt of Baja, S. de. R.L. de C.V.—During the year ended December 31, 2024, we received $21 million of proceeds related to the sale of our ownership interest in an equity method investment and recognized an $8 million pre-tax gain in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income, net of a $2 million reclassification from accumulated other comprehensive loss (see Note 16). At the time of sale, we had $28 million of outstanding financing receivables related to the unconsolidated hospitality venture, which were repaid in conjunction with the sale. Additionally, we retained long-term management and licensing agreements for the related hotel and residential units, respectively, upon sale.
We provided $10 million of seller financing with a maturity date of two years. Upon sale, we estimated the fair value of the seller financing to be approximately $8 million and recorded an unsecured financing receivable on our consolidated balance sheet. The fair value was estimated using a discounted future cash flow model and includes assumptions and judgments regarding the discount rate, which is primarily a Level Three assumption.
As part of total consideration, we may earn up to $13 million of contingent consideration. The contingent consideration will be earned upon the achievement of certain performance-based metrics subsequent to hotel opening. Upon sale, we recorded a $5 million contingent consideration receivable at fair value in other assets on our consolidated balance sheet. The fair value of the contingent consideration receivable was estimated using a Monte Carlo simulation to model the likelihood of achieving the performance-based metrics. The valuation methodology includes assumptions and judgments regarding discount rates and operating results, which are primarily Level Three assumptions.
Other—During the year ended December 31, 2024, we received $16 million of proceeds related to the sale of our ownership interest in an equity method investment and recognized a $12 million pre-tax gain in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income. Following the sale, we continue to manage the related property under a long-term management agreement.
During the year ended December 31, 2023, we did not have any other activity.
During the year ended December 31, 2022, we received $23 million of proceeds related to the sale of our ownership interest in an equity method investment and recognized a $4 million pre-tax gain in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income, net of a $5 million reclassification from accumulated other comprehensive loss. Following the sale, we continue to manage the related property under a long-term management agreement. Additionally, during the year ended December 31, 2022, an equity method investment, in which we hold an ownership interest, sold the underlying hotel to a third party, and we received $16 million of proceeds. We recognized a $15 million net gain in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income. Upon sale, we entered into a long-term franchise agreement for the property.
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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value on our consolidated balance sheets, were as follows:

	December 31, 2024	December 31, 2023
Loyalty program (Note 10)	$642	$807
Deferred compensation plans held in rabbi trusts (Note 10 and Note 13)	548	489
Captive insurance company (Note 10)	86	94
Total marketable securities held to fund operating programs	$1,276	$1,390
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents and short-term investments	(55)	(320)
Marketable securities held to fund operating programs included in other assets	$1,221	$1,070
At December 31, 2024 and December 31, 2023, marketable securities held to fund operating programs included:
•$473 million and $330 million, respectively, of AFS debt securities with contractual maturity dates ranging from 2025 through 2069. The amortized cost of our AFS debt securities approximates fair value;

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
Net unrealized and realized gains (losses) from marketable securities held to fund operating programs recognized on our consolidated financial statements were as follows:

	Year Ended December 31,
	2024	2023	2022
Unrealized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$6	$42	$(89)
Revenues for reimbursed costs (2)	2	21	(42)
Other income (loss), net (Note 21)	4	10	(37)
Other comprehensive income (loss) (Note 16)	(5)	10	(14)

Realized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$43	$13	$14
Revenues for reimbursed costs (2)	21	6	7
Other income (loss), net (Note 21)	1	(2)	—
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
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at cost or fair value, depending on the nature of the investment, on our consolidated balance sheets, were as follows:

	December 31, 2024	December 31, 2023
Interest-bearing money market funds	$600	$284
Common shares in Playa N.V. (Note 10)	154	105
Time deposits (1)	379	11
Total marketable securities held for investment purposes	$1,133	$400
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(975)	(294)
Marketable securities held for investment purposes included in other assets	$158	$106
(1) Time deposits have contractual maturities on various dates through 2027. The amortized cost of our time deposits approximates fair value.
We hold common shares in Playa Hotels & Resorts N.V. ("Playa N.V."), which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. We did not sell any of these common shares during the years ended December 31, 2024 or December 31, 2023. Net unrealized gains (losses) recognized on our consolidated statements of income were as follows:

	Year Ended December 31,
	2024	2023	2022
Other income (loss), net (Note 21)	$49	$26	$(18)

Fair Value—We measure marketable securities at fair value on a recurring basis:

	December 31, 2024	Cash and cash equivalents	Short-term investments	Other assets
Level One—Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$638	$638	$—	$—
Mutual funds and exchange-traded funds	555	—	—	555
Common shares	164	—	—	164
Level Two—Significant Other Observable Inputs
Time deposits	404	20	355	29
U.S. government obligations	307	—	5	302
U.S. government agencies	21	—	—	21
Corporate debt securities	249	—	12	237
Mortgage-backed securities	29	—	—	29
Asset-backed securities	38	—	—	38
Municipal and provincial notes and bonds	4	—	—	4
Total	$2,409	$658	$372	$1,379

	December 31, 2023	Cash and cash equivalents	Short-term investments	Other assets
Level One—Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$599	$599	$—	$—
Mutual funds and exchange-traded funds	495	—	—	495
Common shares	114	—	—	114
Level Two—Significant Other Observable Inputs
Time deposits	36	—	10	26
U.S. government obligations	250	—	—	250
U.S. government agencies	37	—	—	37
Corporate debt securities	212	—	5	207
Mortgage-backed securities	19	—	—	19
Asset-backed securities	24	—	—	24
Municipal and provincial notes and bonds	4	—	—	4
Total	$1,790	$599	$15	$1,176
During the years ended December 31, 2024 and December 31, 2023, there were no transfers between levels of the fair value hierarchy.
Other Investments
HTM Debt Securities—We hold investments in third-party entities associated with certain of our hotels. The investments are redeemable on various dates through 2062 and recorded as HTM debt securities within other assets on our consolidated balance sheets:

	December 31, 2024	December 31, 2023
HTM debt securities (1)	$276	$53
Less: allowance for credit losses	(9)	(13)
Total HTM debt securities, net of allowances	$267	$40
(1) At December 31, 2024, HTM debt securities included a $194 million preferred equity investment, net of a $35 million unamortized discount based on an imputed interest rate of approximately 8.9% and a probability-weighted fair value adjustment related to our investment in the third-party entity that owns Hyatt Regency Orlando (see Note 7).

The following table summarizes the activity in our HTM debt securities allowance for credit losses:

	2024	2023
Allowance at January 1	$13	$31
Provisions (reversals), net (1)	(2)	(15)
Write-offs	(2)	(3)
Allowance at December 31	$9	$13
(1) Provisions for credit losses were partially or fully offset by interest income recognized in the same periods (see Note 21).
We estimated the fair value of these HTM debt securities to be approximately $270 million and $41 million at December 31, 2024 and December 31, 2023, respectively. The fair values of our preferred equity investments, which are classified as Level Three in the fair value hierarchy, are estimated using probability-based discounted future cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is the selection of appropriate discount rates and probability weighting. Fluctuations in these assumptions could result in different estimates of fair value. The remaining HTM debt securities are classified as Level Two in the fair value hierarchy due to the use and weighting of multiple market inputs being considered in the final price of the security.
Convertible Debt Security—During the year ended December 31, 2023, we invested in a $30 million convertible debt security associated with a franchised property, which is classified as AFS and recorded in other assets on our consolidated balance sheets. The investment has a contractual maturity date in 2029. The convertible debt investment is remeasured at fair value on a recurring basis and is classified as Level Three in the fair value hierarchy. We estimated the fair value of this investment to be $42 million and $39 million at December 31, 2024 and December 31, 2023, respectively. The fair value is estimated using a discounted future cash flow model, and the primary sensitivity in the model is the selection of an appropriate discount rate. Fluctuations in our assumptions could result in different estimates of fair value. Net unrealized gains recognized on our consolidated financial statements were as follows:

	Year Ended December 31,
	2024	2023	2022
Other comprehensive income (loss) (Note 16)	$3	$9	$—
Equity Securities Without a Readily Determinable Fair Value—At December 31, 2024 and December 31, 2023, we held $12 million and $16 million, respectively, of investments in equity securities without a readily determinable fair value, which are recorded within other assets on our consolidated balance sheets and represent investments in entities where we do not have the ability to significantly influence the operations of the entity.
Due to ongoing operating cash flow shortfalls in the business underlying an equity security during the year ended December 31, 2024, we recognized a $5 million impairment charge of our full investment balance in other income (loss), net on our consolidated statements of income (see Note 21) as the carrying value was in excess of the fair value.
5.    PROPERTY AND EQUIPMENT, NET

	December 31, 2024	December 31, 2023
Land	$482	$564
Buildings and improvements	1,591	2,645
Leasehold improvements	209	191
Furniture, equipment, and computers	891	1,166
Construction in progress	44	23
Total property and equipment	3,217	4,589
Less: accumulated depreciation	(1,528)	(2,249)
Total property and equipment, net	$1,689	$2,340

	Year Ended December 31,
	2024	2023	2022
Depreciation expense	$202	$219	$216

During the year ended December 31, 2024, we identified changes in circumstances that indicated that the carrying values of certain asset groups, inclusive of property and equipment and operating lease ROU assets (see Note 8), may not be recoverable. We assessed the recoverability of the net book values and determined that the carrying values of certain asset groups were not fully recoverable. We then estimated the fair values of these assets, which are classified as Level Three in the hierarchy, using pending third-party offers or internally-developed cash flow models, which incorporated cash flow assumptions based on current economic trends, historical experience, and future growth projections. We determined that the carrying values of certain asset groups were in excess of the fair values, and we allocated the impairment charges to the long-lived assets within the asset group. We recognized $21 million of impairment charges related to property and equipment. The impairment charges were recognized in asset impairments on our consolidated statements of income during the year ended December 31, 2024 within our owned and leased segment.
For additional information about acquisition and disposition activity impacting property and equipment, see Note 7.
6.    RECEIVABLES
Receivables
At December 31, 2024 and December 31, 2023, we had $1,121 million and $883 million, respectively, of net receivables recorded on our consolidated balance sheets.
The following table summarizes the activity in our receivables allowance for credit losses:

	2024	2023
Allowance at January 1	$50	$63
Provisions (reversals), net	19	(5)
Write-offs	(7)	(8)
Allowance at December 31	$62	$50
Financing Receivables

	December 31, 2024	December 31, 2023
Secured financing to hotel owners (1)	$150	$—
Unsecured financing to hotel owners and unconsolidated hospitality ventures (2)	295	137
Total financing receivables	$445	$137
Less: current portion of financing receivables included in receivables, net	(41)	(22)
Less: allowance for credit losses (3)	(36)	(42)
Total long-term financing receivables, net of allowances	$368	$73

(1) Includes an $85 million loan purchased, a CHF 41 million loan issued in conjunction with the sale of Park Hyatt Zurich, and a $20 million loan issued in conjunction with the sale of Hyatt Regency O'Hare Chicago (see Note 7).

(2) At December 31, 2024, unsecured financing included a $35 million loan, net of a $15 million unamortized discount based on an imputed interest rate of approximately 9.5%, related to the seller financing issued in conjunction with the sale of an undeveloped land parcel (see Note 7).

(3) At December 31, 2024, there was no allowance for credit losses recorded for secured financing to hotel owners.
Allowance for Credit Losses—The following table summarizes the activity in our unsecured financing receivables allowance for credit losses:

	2024	2023
Allowance at January 1	$42	$44
Write-offs	(6)	(2)
Foreign currency exchange, net	(2)	—
Provisions (reversals), net	2	—
Allowance at December 31	$36	$42

Credit Monitoring—Our unsecured financing receivables were as follows:

	December 31, 2024
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$259	$(33)	$226	$20
Other financing arrangements	36	(3)	33	—
Total unsecured financing receivables	$295	$(36)	$259	$20

	December 31, 2023
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$128	$(39)	$89	$22
Other financing arrangements	9	(3)	6	—
Total unsecured financing receivables	$137	$(42)	$95	$22
Fair Value—We estimated the fair value of financing receivables to be approximately $440 million and $133 million at December 31, 2024 and December 31, 2023, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using discounted future cash flow models. The principal inputs used are projected future cash flows and the discount rate, which is generally the effective interest rate of the loan.
7.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Bahia Principe—During the year ended December 31, 2024, we completed the Bahia Principe Transaction (see Note 4) for €419 million of base consideration, subject to customary adjustments related to working capital, cash, and indebtedness, and including €60 million of deferred consideration payable at future dates. We may pay additional variable contingent consideration through 2034 primarily related to the achievement of certain milestones for the development of additional hotels to be managed by the joint venture. The contingent consideration is payable at each hotel opening and is based on a multiple of stabilized base and incentive management fee revenues, and therefore, we are unable to reasonably estimate our maximum potential future consideration.
We closed on the transaction on December 27, 2024, paid cash of €359 million (approximately $374 million) and accounted for the transaction as a business combination as we are the primary beneficiary of the VIE (see Note 4). Upon acquisition, we recorded a $58 million deferred consideration liability at fair value, of which $20 million is recorded in accrued expenses and other current liabilities and $38 million is recorded in other long-term liabilities on our consolidated balance sheet. The fair value was estimated using a discounted future cash flow model and includes assumptions and judgments regarding the discount rate, which is primarily a Level Three assumption. We also recorded a $33 million contingent consideration liability at fair value in other long-term liabilities on our consolidated balance sheet. The fair value was estimated using a discounted future cash flow model and includes assumptions and judgments regarding the discount rate, estimated probability of achieving the hotel development milestones, and expected amount and timing of payments, which are primarily Level Three assumptions. Total purchase consideration was determined as follows:

Cash paid, net of cash acquired	$372
Cash acquired	2
Fair value of deferred consideration	58
Fair value of contingent consideration	33
Total purchase consideration	$465
The acquisition includes management and hotel services agreements for operating hotels and the Bahia Principe trade name. In addition, the acquisition contemplates the future management of undeveloped Bahia Principe Hotels & Resorts-branded properties. For the period from the acquisition date through December 31, 2024, total revenues and net income attributable to Bahia Principe were insignificant.

Our consolidated balance sheet at December 31, 2024 reflects preliminary estimates of the fair value of the assets acquired, liabilities assumed, and noncontrolling interest in the entity based on available information as of the acquisition date. The fair values of intangible assets acquired were estimated using either discounted future cash flow models or the relief from royalty method, both of which include revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three assumptions. The fair value of the noncontrolling interest related to the equity interests in the VIE held by our venture partner was estimated based on 50% of enterprise value of the entity. The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
We will continue to evaluate the contracts acquired and the underlying inputs and assumptions used in our valuation of assets acquired, liabilities assumed, and the noncontrolling interest in the entity. Accordingly, these estimates, along with any related tax impacts, are subject to change during the measurement period, which is up to one year from the date of acquisition.
The following table summarizes the preliminary fair value of the identifiable net assets acquired at the acquisition date:

Cash and cash equivalents	$2
Receivables (1)	15
Operating lease right-of-use assets	1
Goodwill (2)	336
Indefinite-lived intangibles (3)	84
Management and hotel services agreement intangibles (4)	433
Other assets (5)	50
Total assets acquired	$921

Accounts payable (1)	$15
Accrued expenses and other current liabilities	1
Long-term operating lease liabilities	1
Other long-term liabilities (5)	162
Total liabilities assumed	179
Noncontrolling interest	277
Total net assets acquired attributable to Hyatt Hotels Corporation	$465
(1) Relates to value added taxes. We recorded an offsetting payable as amounts to be received are due to a third-party.
(2) The goodwill is attributable to the growth opportunities we expect to realize by expanding our all-inclusive resort offerings and destination management services as well as synergies we expect to realize in the future through our management of and licensing of the Bahia Principe brand to the Unlimited Vacation Club business. Goodwill is not tax deductible. At December 31, 2024, we have not completed the assignment of goodwill to reporting units due to the close proximity of the closing date and our year end (see Note 9).
(3) Relates to the Bahia Principe brand name.
(4) Amortized over useful lives of approximately 25 to 31 years, with a weighted-average useful life of approximately 28 years.
(5) Includes $50 million of prior year tax liabilities relating to certain foreign filing positions, including interest. We recorded an offsetting indemnification asset in other assets that we expect to collect under contractual agreements (see Note 10 and Note 14).
During the year ended December 31, 2024, we recognized $11 million of transaction costs, primarily related to regulatory, financial advisory, and legal fees, in transaction and integration costs on our consolidated statements of income.
Alua Portfolio—During the year ended December 31, 2024, we completed an asset acquisition of Alua Atlántico Golf Resort, Alua Tenerife, and AluaSoul Orotava Valley through a locked box structure. The enterprise value of €117 million was subject to customary adjustments related to indebtedness and net working capital as of the locked box date, as well as a value accrual representing the economic value of the locked box date through the acquisition date. At closing, we paid €61 million of cash (approximately $65 million), including $4 million of cash acquired. Assets acquired primarily include $123 million of property and equipment, and liabilities assumed primarily include $53 million of long-term debt (see Note 11). All assets acquired and liabilities assumed are recorded within our owned and leased segment on our consolidated balance sheet.
Standard International—During the year ended December 31, 2024, we acquired 100% of the issued and outstanding equity interests of certain entities collectively doing business as Standard International for $150 million of base consideration, subject to customary adjustments related to working capital, cash, and indebtedness, and up to an additional $185 million of contingent consideration to be paid upon the achievement of certain milestones related to the development of additional hotels and/or potential new hotels identified by the sellers through 2028.

We closed on the transaction on October 1, 2024 and paid $151 million of cash. Upon acquisition, we recorded a $108 million contingent consideration liability at fair value in other long-term liabilities on our consolidated balance sheet. The fair value was estimated using a Monte Carlo simulation to model the likelihood of achieving the agreed-upon milestones based on available information as of the acquisition date. The valuation methodology includes assumptions and judgments regarding the discount rate, estimated probability of achieving the milestones, and expected timing of payments, which are primarily Level Three assumptions. Total purchase consideration was determined as follows:

Cash paid, net of cash acquired	$148
Cash acquired	3
Fair value of contingent consideration	108
Total purchase consideration	$259
The acquisition includes management, franchise, and license agreements for both operating and additional hotels that are expected to open in the future and the affiliated trade names. Following the acquisition date, fee revenues and operating expenses of Standard International were recognized on our consolidated statements of income. For the period from the acquisition date through December 31, 2024, total revenues and net loss attributable to Standard International were $6 million and $5 million, respectively.
Our consolidated balance sheet at December 31, 2024 reflects preliminary estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired were estimated using either discounted future cash flow models or the relief from royalty method, both of which include revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three assumptions. The fair values of performance guarantee liabilities assumed were estimated using Monte Carlo simulations to model the probability of possible outcomes. The valuation methodology includes assumptions and judgments regarding discount rates, volatility, and hotel operating results, which are primarily Level Three assumptions (see Note 15). The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
We will continue to evaluate the contracts acquired and the underlying inputs and assumptions used in our valuation of assets acquired and liabilities assumed. Accordingly, these estimates, along with any related tax impacts, are subject to change during the measurement period, which is up to one year from the date of acquisition.
The following table summarizes the preliminary fair value of the identifiable net assets acquired at the acquisition date:

Cash and cash equivalents	$3
Receivables	4
Operating lease right-of-use assets	6
Goodwill (1)	86
Indefinite-lived intangibles (2)	96
Management and franchise agreement intangibles (3)	84
Total assets acquired	$279

Accounts payable	$1
Accrued expenses and other current liabilities	1
Accrued compensation and benefits	3
Current operating lease liabilities	1
Long-term operating lease liabilities	5
Other long-term liabilities	9
Total liabilities assumed	$20
Total net assets acquired attributable to Hyatt Hotels Corporation	$259
(1) The goodwill, which is primarily tax deductible and recorded on the management and franchising segment, is attributable to the growth opportunities we expect to realize by enhancing our lifestyle portfolio and offering immersive brand experiences.
(2) Includes intangible assets related to The Standard, Bunkhouse Hotels, and The Manner brand names.
(3) Amortized over useful lives of approximately 5 to 25 years, with a weighted-average useful life of approximately 19 years.
During the year ended December 31, 2024, we recognized $10 million of transaction costs, primarily related to financial advisory and legal fees, in transaction and integration costs on our consolidated statements of income.

Me and All Hotels—During the year ended December 31, 2024, we acquired the Me and All Hotels brand name from an unrelated third party for approximately $28 million, inclusive of closing costs. Upon completion of the asset acquisition, we recorded an indefinite-lived brand intangible within intangibles, net on our consolidated balance sheet (see Note 9).
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
We closed on the transaction on June 2, 2023 and paid cash of £58 million (approximately $72 million). Total purchase consideration was determined as follows:

Cash paid, net of cash acquired	$50
Cash acquired	22
Total purchase consideration	$72
The acquisition includes technology related to a boutique and luxury global travel platform, brand name, and relationships with affiliated hotel owners. Following the acquisition date, fee revenues and operating expenses of Mr & Mrs Smith were recognized on our consolidated statements of income. For the period from the acquisition date through December 31, 2023, total revenues and net income attributable to Mr & Mrs Smith were $15 million and $2 million, respectively.
Our consolidated balance sheet at December 31, 2023 reflected estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired were estimated using discounted future cash flow models, the relief from royalty method, or a cost-based approach. Depending on the valuation method, these estimates include revenue projections based on long-term growth rates, expected attrition, historical cost information, and/or an obsolescence factor, all of which are primarily Level Three assumptions. The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
We finalized the fair values of the assets acquired and liabilities assumed in the second quarter of 2024, which resulted in insignificant measurement period adjustments.
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

During the year ended December 31, 2023, we recognized $5 million of transaction costs, primarily related to financial advisory and legal fees, in transaction and integration costs on our consolidated statements of income.
Dream Hotel Group—During the year ended December 31, 2023, we acquired 100% of the limited liability company interests of each of Chatwal Hotels & Resorts, LLC, DHG Manager, LLC, and each of the subsidiaries of DHG Manager, LLC (collectively, Dream Hotel Group) for $125 million of base consideration, subject to customary adjustments related to working capital and indebtedness, and up to an additional $175 million of contingent consideration to be paid upon the achievement of certain milestones related to the development of additional hotels and/or potential new hotels previously identified by the sellers.
We closed on the transaction on February 2, 2023 and paid $125 million of cash. Upon acquisition, we recorded a $107 million contingent consideration liability at fair value in other long-term liabilities on our consolidated balance sheet. The fair value was estimated using a Monte Carlo simulation to model the likelihood of achieving the agreed-upon milestones based on available information as of the acquisition date. The valuation methodology includes assumptions and judgments regarding the discount rate, estimated probability of achieving the milestones, and expected timing of payments, which are primarily Level Three assumptions. Total purchase consideration was determined as follows:

Cash paid	$125
Fair value of contingent consideration	107
Total purchase consideration	$232
The acquisition includes management and license agreements for both operating and additional hotels that are expected to open in the future, primarily across North America, and the affiliated trade names. Following the acquisition date, fee revenues and operating expenses of Dream Hotel Group were recognized on our consolidated statements of income. For the period from the acquisition date through December 31, 2023, total revenues and net income attributable to Dream Hotel Group were $7 million and $4 million, respectively.
During the year ended December 31, 2023, the fair values of certain assets acquired and liabilities assumed, which were estimated based on available information as of the acquisition date, were finalized. The fair values of intangible assets acquired were estimated using either discounted future cash flow models or the relief from royalty method, both of which include revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three assumptions. The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values. During the measurement period, we recorded adjustments to the intangible assets acquired with a corresponding offset to goodwill as a result of the refinement of certain assumptions, including contract terms and useful lives, which affected the underlying cash flows in the valuation and were based on facts and circumstances that existed at the acquisition date.
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
During the year ended December 31, 2023, we recognized $7 million of transaction costs, primarily related to regulatory, financial advisory, and legal fees, in transaction and integration costs on our consolidated statements of income.

Hyatt Regency Irvine—During the year ended December 31, 2022, we acquired Hyatt Regency Irvine from an unrelated third party for $135 million, net of closing costs and proration adjustments. Upon completion of the asset acquisition, we recorded $135 million of property and equipment within our owned and leased segment on our consolidated balance sheet.
Dispositions
Hyatt Regency O'Hare Chicago—During the year ended December 31, 2024, we sold Hyatt Regency O'Hare Chicago to an unrelated third party and accounted for the transaction as an asset disposition. We received $11 million of proceeds, net of closing costs and proration adjustments, issued a $20 million secured financing receivable with a maturity date of five years (see Note 6), and committed to loan up to $45 million for a future renovation. Upon sale, we entered into a long-term franchise agreement for the property. The sale resulted in a $5 million pre-tax loss, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Hyatt Regency Orlando—During the year ended December 31, 2024, we sold Hyatt Regency Orlando and an adjacent undeveloped land parcel to an unrelated third party. We received $723 million of cash consideration, net of cash disposed, closing costs, and proration adjustments, and accounted for the transaction as an asset disposition.
In conjunction with the sale, we received a $265 million preferred equity investment in the parent of the third-party entity that owns the property. Upon sale, we estimated the fair value of our preferred equity investment, which is redeemable at our option on various dates starting in 2030, to be approximately $188 million and recorded a HTM debt security within other assets on our consolidated balance sheet (see Note 4). The fair value was estimated using a probability-based discounted future cash flow model and includes assumptions and judgments regarding the probability weighting, discount rates, and expected timing of payments, which are primarily Level Three assumptions.
Additionally, we provided $50 million of seller financing with an initial maturity date of five years for the adjacent undeveloped land parcel. Upon sale, we estimated the fair value of the seller financing to be approximately $34 million and recorded an unsecured financing receivable on our consolidated balance sheet (see Note 6). The fair value was estimated using a discounted future cash flow model and includes assumptions and judgments regarding the discount rate and expected timing of payments, which are primarily Level Three assumptions.
Upon sale, we entered into a long-term management agreement for the property and a development agreement for the adjacent undeveloped land parcel. The sale resulted in a $514 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Park Hyatt Zurich—During the year ended December 31, 2024, we sold Park Hyatt Zurich to an unrelated third party and accounted for the transaction as an asset disposition. We received proceeds of CHF 220 million (approximately $244 million), net of closing costs and proration adjustments, and issued a CHF 41 million (approximately $45 million) secured financing receivable with an initial maturity date of five years (see Note 6). Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $257 million pre-tax gain, including the reclassification of $6 million of currency translation gains from accumulated other comprehensive loss (see Note 16), which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Hyatt Regency San Antonio Riverwalk—During the year ended December 31, 2024, we sold Hyatt Regency San Antonio Riverwalk to an unrelated third party for $226 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $100 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Hyatt Regency Green Bay—During the year ended December 31, 2024, we sold Hyatt Regency Green Bay to an unrelated third party for $3 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term franchise agreement for the property. The sale resulted in a $4 million pre-tax loss, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Hyatt Regency Aruba Resort Spa and Casino—During the year ended December 31, 2024, we sold the shares of the entities that own Hyatt Regency Aruba Resort Spa and Casino to an unrelated third party and accounted for the transaction as an asset disposition. We received $173 million of proceeds, net of cash disposed, closing costs, and proration adjustments, and issued a $41 million unsecured financing receivable with an initial maturity date of five years (see Note 6). Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $172 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2024. In connection with the disposition, we recognized a $15 million goodwill impairment charge in asset impairments on our consolidated statements of income during the year ended December 31, 2024 (see Note 9). The assets disposed represented the entirety of the reporting unit and therefore, no business operations remained to support the related goodwill, which was therefore impaired. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment. At December 31, 2023, we classified the assets and liabilities as held for sale on our consolidated balance sheet.
Destination Residential Management—During the year ended December 31, 2023, we sold our interests in the entities that own the Destination Residential Management business to an unrelated third party for $2 million of base consideration, subject to customary adjustments related to working capital and indebtedness, and up to an additional $48 million of contingent consideration. The contingent consideration can be earned within two years following the sale upon the achievement of certain performance-based metrics and the extensions of certain contracts related to the rental programs and/or homeowner associations. Upon sale, we recorded a $28 million contingent consideration receivable at fair value in other assets on our consolidated balance sheet.
The fair value of the contingent consideration receivable was estimated using a Monte Carlo simulation to model the likelihood of achieving the performance-based metrics and a probability-based weighting approach to determine the likelihood of extending certain contracts. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, operating results, and expected timing of payments, which are primarily Level Three assumptions. During the year ended December 31, 2024, we recorded a $17 million decrease in the carrying value of the contingent consideration receivable and recognized the offset in gains (losses) on sales of real estate and other on our consolidated statements of income. We did not recognize any changes in the carrying value of the contingent consideration receivable during the year ended December 31, 2023.
The transaction was accounted for as a business disposition, and we recognized a $19 million pre-tax gain in gains (losses) on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2023. In conjunction with the disposition, we transferred $10 million of cash to the buyer related to advanced deposits. The operating results and financial position of this business prior to the sale remain within our management and franchising segment.
Hyatt Regency Greenwich—During the year ended December 31, 2022, we sold Hyatt Regency Greenwich to an unrelated third party for approximately $38 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $14 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2022. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Hyatt Regency Mainz—During the year ended December 31, 2022, we sold the share of the entity that is the operating lessee of Hyatt Regency Mainz to an unrelated third party for a nominal amount, net of closing costs, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term franchise agreement for the property. The sale resulted in an insignificant pre-tax loss, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income during year ended December 31, 2022. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
The Confidante Miami Beach—During the year ended December 31, 2022, we sold The Confidante Miami Beach to an unrelated third party for approximately $227 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $24 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2022. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
The Driskill—During the year ended December 31, 2022, we sold The Driskill to an unrelated third party for approximately $119 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $51 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2022. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.

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
The sale resulted in a $137 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2022. In connection with the disposition, we recognized a $7 million goodwill impairment charge in asset impairments on our consolidated statements of income during the year ended December 31, 2022 (see Note 9). The assets disposed represented the entirety of the reporting unit and therefore, no business operations remained to support the related goodwill, which was therefore impaired. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Hyatt Regency Indian Wells Resort & Spa—During the year ended December 31, 2022, we sold Hyatt Regency Indian Wells Resort & Spa, which was subsequently rebranded to Grand Hyatt Indian Wells Resort & Villas in 2024, to an unrelated third party for approximately $136 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $40 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2022. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
8.    LEASES
Lessee
A summary of operating lease expenses, net of insignificant sublease income, was as follows:

	Year Ended December 31,
	2024	2023	2022
Minimum rentals	$45	$49	$44
Contingent rentals	29	98	111
Total operating lease expenses	$74	$147	$155
Total lease expenses related to short-term leases and finance leases were insignificant for the years ended December 31, 2024, December 31, 2023, and December 31, 2022.
During the year ended December 31, 2024, certain operating ROU assets were included in asset groups deemed not fully recoverable (see Note 5). We recognized $5 million of impairment charges related to these operating ROU assets in asset impairments on our consolidated statements of income within our owned and leased segment.
Supplemental balance sheet information related to finance leases was as follows:

	December 31, 2024	December 31, 2023
Property and equipment, net (1)	$3	$5

Current maturities of long-term debt	$2	$2
Long-term debt	2	4
Total finance lease liabilities	$4	$6
(1) Finance lease assets are net of $18 million and $14 million of accumulated amortization at December 31, 2024 and December 31, 2023, respectively.

Weighted-average remaining lease terms and discount rates were as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term in years
Operating leases (1)	14	15
Finance leases	2	3

Weighted-average discount rate
Operating leases	3.8%	3.7%
Finance leases	2.0%	1.2%
(1) Certain of our hotel and land leases have nominal or contingent rental payments and are excluded from the weighted-average remaining lease term calculation resulting in a lower weighted-average term.
The maturities of lease liabilities for the next five years and thereafter are as follows:

Year Ending December 31,	Operating leases (1)	Finance leases
2025	$41	$2
2026	37	2
2027	34	—
2028	34	—
2029	33	—
Thereafter	174	—
Total minimum lease payments	$353	$4
Less: amount representing interest	(75)	—
Present value of minimum lease payments	$278	$4
(1) Operating lease payments have not been reduced by $55 million of future sublease receipts.
Lessor—We lease retail space under operating leases at certain of our owned hotels. Rental payments are primarily fixed with certain variable payments based on a contractual percentage of revenues. Rental income recognized in owned and leased revenues on our consolidated statements of income was follows:

	Year Ended December 31,
	2024	2023	2022
Rental income	$8	$11	$12
The future minimum lease receipts scheduled to be received for the next five years and thereafter are as follows:

Year Ending December 31,	((1)
2025	$5
2026	3
2027	3
2028	1
2029	1
Thereafter	5
Total minimum lease receipts	$18

9.    GOODWILL AND INTANGIBLES, NET
Goodwill

	Management and franchising	Owned and leased	Distribution (1)	Overhead	Unallocated (2)	Total
Balance at January 1, 2023
Goodwill	$1,465	$210	$1,589	$2	$—	$3,266
Accumulated impairment losses	(4)	(161)	—	—	—	(165)
Goodwill, net	$1,461	$49	$1,589	$2	$—	$3,101
Activity during the year
Additions	62	—	39	—	—	101
Foreign currency translation adjustments	3	—	—	—	—	3
Balance at December 31, 2023
Goodwill	1,530	210	1,628	2	—	3,370
Accumulated impairment losses	(4)	(161)	—	—	—	(165)
Goodwill, net	$1,526	$49	$1,628	$2	$—	$3,205
Activity during the year
Additions	86	—	—	—	336	422
Disposals	—	—	(914)	—	—	(914)
Impairment losses	(110)	(15)	(38)	—	—	(163)
Measurement period adjustments (Note 7)	—	—	(1)	—	—	(1)
Foreign currency translation adjustments	(7)	—	—	—	(1)	(8)
Balance at December 31, 2024
Goodwill	1,609	210	713	2	335	2,869
Accumulated impairment losses	(114)	(176)	(38)	—	—	(328)
Goodwill, net	$1,495	$34	$675	$2	$335	$2,541
(1) At December 31, 2023, one of our reporting units with $914 million of allocated goodwill had a negative carrying value.
(2) At December 31, 2024, we have not completed the assignment of goodwill attributed to the Bahia Principe Transaction to reporting units (see Note 7).
During the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we recognized goodwill impairment charges of $15 million, $0 million, and $7 million, respectively, related to the sales of certain hotels. These goodwill impairment charges were recognized in asset impairments on our consolidated statements of income within our owned and leased segment (see Note 7). During the year ended December 31, 2024, as a result of our annual impairment analyses (see Note 2), we determined that the carrying values of two of our reporting units were in excess of the fair values, and we recognized $148 million of goodwill impairment charges in asset impairments on our consolidated statements of income within our management and franchising and distribution segments. We estimated the fair values of the goodwill allocated to the reporting units, which are classified as Level Three in the fair value hierarchy, using a weighted methodology considering the output from both a discounted future cash flow model and the guideline public companies method. The assumptions and judgments included projected future cash flows, discount rate, and capitalization rate. For the reporting unit within our management and franchising segment, changes in projected business performance expectations or specific valuation factors outside of our control, such as the discount rate, may significantly impact the estimated fair value of the reporting unit. A 5% decline in the underlying cash flows or a 1% increase in the discount rate or capitalization rate would result in a material impairment charge.

Intangibles

		December 31, 2024
	Weighted-average useful lives in years	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	19	$1,368	$(290)	$1,078
Brand and other indefinite-lived intangibles	—	806	—	806
Customer relationships intangibles	10	410	(153)	257
Other intangibles	10	35	(9)	26
Total		$2,619	$(452)	$2,167

	December 31, 2023
	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	$906	$(248)	$658
Brand and other indefinite-lived intangibles	608	—	608
Customer relationships intangibles	620	(243)	377
Other intangibles	33	(6)	27
Total	$2,167	$(497)	$1,670

	Year Ended December 31,
	2024	2023	2022
Amortization expense	$131	$178	$210
We estimate amortization expense for definite-lived intangibles for the next five years and thereafter as follows:

Year Ending December 31,
2025	$141
2026	119
2027	117
2028	113
2029	108
Thereafter	763
Total amortization expense	$1,361
During the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we recognized $8 million, $17 million, and $21 million, respectively, of impairment charges related to brand intangibles, as we determined that the carrying values of certain assets were in excess of the fair values, and $16 million, $12 million, and $10 million, respectively, of impairment charges related to management and franchise agreement intangibles, primarily as a result of contract terminations. The impairment charges were recognized in asset impairments on our consolidated statements of income, primarily within our management and franchising segment. The judgments and assumptions used in determining the impairment charges are classified as Level Three in the fair value hierarchy.
For additional information about acquisition and disposition activity impacting goodwill and intangibles, see Note 7.

10.    OTHER ASSETS

	December 31, 2024	December 31, 2023
Key money assets	$994	$896
Marketable securities held to fund the loyalty program (Note 4)	608	495
Marketable securities held to fund rabbi trusts (Note 4)	548	489
Long-term investments (Note 4)	325	96
Common shares in Playa N.V. (Note 4)	154	105
Marketable securities held for captive insurance company (Note 4)	65	86
Indemnification asset (Note 7)	50	—
Deferred costs related to the paid membership program	—	194
Other	99	116
Total other assets	$2,843	$2,477
11.    DEBT

	December 31, 2024	December 31, 2023
$750 million senior unsecured notes maturing in 2024—1.800%	$—	$746
$450 million senior unsecured notes maturing in 2025—5.375%	450	450
$400 million senior unsecured notes maturing in 2026—4.850%	400	400
$600 million senior unsecured notes maturing in 2027—5.750%	600	600
$400 million senior unsecured notes maturing in 2028—4.375%	399	399
$600 million senior unsecured notes maturing in 2029—5.250%	600	—
$450 million senior unsecured notes maturing in 2030—5.750%	440	440
$450 million senior unsecured notes maturing in 2031—5.375%	450	—
$350 million senior unsecured notes maturing in 2034—5.500%	350	—
Variable rate mortgage loan	52	—
Variable rate term loan	45	—
Floating average rate loan	19	28
Total debt before finance lease obligations	3,805	3,063
Finance lease obligations (Note 8)	4	6
Total debt	3,809	3,069
Less: current maturities	(456)	(751)
Less: unamortized discounts and deferred financing fees (1)	(27)	(13)
Total long-term debt	$3,326	$2,305
(1) Includes an insignificant amount and $1 million of unamortized discounts and deferred financing fees related to current maturities at December 31, 2024 and December 31, 2023, respectively.
Under existing agreements, maturities of debt for the next five years and thereafter are as follows:

Year Ending December 31,
2025	$454
2026	405
2027	605
2028	405
2029	651
Thereafter	1,285
Total maturities of debt (1)	$3,805
(1) Excludes $4 million of finance lease obligations and $27 million of unamortized discounts and deferred financing fees.
Senior Notes—Interest on the outstanding Senior Notes is payable semi-annually. We may redeem some or all of the Senior Notes at any time prior to their maturity at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption plus a make-whole amount, if any. The amount of any make-whole payment depends, in part, on the yield of U.S. Treasury securities with a comparable maturity to the Senior Notes at the date of redemption. A summary of the terms of our outstanding Senior Notes, by year of issuance, is as follows:
•In 2013, we issued $350 million of 3.375% senior notes due 2023 at an issue price of 99.498% (the "2023 Notes").
•In 2016, we issued $400 million of 4.850% senior notes due 2026 at an issue price of 99.920% (the "2026 Notes").
•In 2018, we issued $400 million of 4.375% senior notes due 2028 at an issue price of 99.866% (the "2028 Notes").
•In 2020, we issued $450 million of 5.375% senior notes due 2025 (the "2025 Notes") and $450 million of 5.750% senior notes due 2030 (the "2030 Notes").
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
•In 2024, we issued an aggregate $600 million of 5.250% senior notes due 2029 at an aggregate issue price of 99.693% (the "2029 Notes"), $450 million of 5.375% senior notes due 2031 at an issue price of 99.745% (the "2031 Notes"), and $350 million of 5.500% senior notes due 2034 at an issue price of 98.860% (the "2034 Notes"). We received approximately $1,380 million of net proceeds, after deducting $20 million of underwriting discounts and other offering expenses. We used the net proceeds from a portion of 2029 Notes and the 2034 Notes to repay the outstanding balance on the 2024 Fixed Rate Notes, as described below. We temporarily invested the net proceeds from the remaining portion of the 2029 Notes and 2031 Notes in marketable securities (see Note 4), and we intend to use the net proceeds to repay the outstanding balance on the 2025 Notes at or prior to maturity and for general corporate purposes.
Senior Notes Redemptions, Repayments, and Repurchases—During the year ended December 31, 2024, we repaid the 2024 Fixed Rate Notes, of which there was $746 million outstanding, at maturity for approximately $753 million, inclusive of $7 million of accrued interest.
During the year ended December 31, 2023, we repaid the 2023 Fixed Rate Notes, of which there was $638 million outstanding, at maturity for approximately $642 million, inclusive of $4 million of accrued interest. Additionally, we repurchased approximately $18 million of principal on the 2023 Fixed Rate Notes in the open market.
During the year ended December 31, 2022, we redeemed the 2023 Floating Rate Notes, of which there was $300 million of aggregate principal outstanding, at a redemption price of approximately $302 million, which included principal and $2 million of accrued interest. We also redeemed the 2023 Notes, of which there was $350 million of aggregate principal outstanding, at a redemption price of approximately $353 million, which included principal and $3 million of accrued interest. Additionally, we paid approximately $58 million to repurchase $44 million of principal on the 2023 Fixed Rate Notes, $4 million of principal on the 2024 Fixed Rate Notes, $1 million of principal on the 2028 Notes, and $10 million of principal on the 2030 Notes in the open market. During the year ended December 31, 2022, we incurred an insignificant net loss on extinguishment of debt recognized in other income (loss), net on our consolidated statements of income related to this activity.
Variable Rate Mortgage Loan—During the year ended December 31, 2024, we assumed a €50 million secured mortgage loan through a facility agreement with Banco Bilbao Vizcaya Argentaria, S.A. ("BBVA") in conjunction with the acquisition of the Alua Portfolio (see Note 7). The variable rate loan, which had approximately $52 million outstanding at December 31, 2024, matures in 2031. Additionally, we assumed €38 million of interest rate swaps with BBVA that expire in 2029 and reduce our exposure to fluctuations in EURIBOR. The interest rate swaps are remeasured at fair value on a recurring basis and are classified as Level Two in the fair value hierarchy. The fair value is estimated using an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rates and yield curves. At December 31, 2024, the fair value of the interest rate swaps was insignificant.
Variable Rate Term Loan—During the year ended December 31, 2024, we entered into a credit agreement with Bank of America to correspond with the total amount of the secured financing receivable we issued to the buyer in conjunction with the sale of Park Hyatt Zurich (see Note 7) for a CHF 41 million (approximately $45 million outstanding at December 31, 2024) variable rate term loan, which matures in 2029.

Series 2005 Bonds—During the year ended December 31, 2022, the Series 2005 Bonds were legally defeased in conjunction with the sale of Grand Hyatt San Antonio River Walk (see Note 7). The Series 2005 Bonds had $166 million outstanding prior to defeasance, inclusive of accrued interest and net of $4 million of unamortized discounts, and we recognized an $8 million loss on extinguishment of debt related to restricted cash utilized to defease the debt. The loss was recognized in other income (loss), net on our consolidated statements of income during the year ended December 31, 2022.
Floating Average Rate Loan—During the year ended December 31, 2012, we obtained a secured construction loan with Banco Nacional de Desenvolvimento Econômico e Social - BNDES ("BNDES") in order to develop Grand Hyatt Rio de Janeiro. The loan was split into four separate sub-loans. Sub-loans (a) and (b) mature in 2031 and bear interest at the Brazilian Long Term Interest Rate - TJLP plus 2.02%, and when the TJLP rate exceeds 6%, the amount corresponding to the TJLP portion above 6% is required to be capitalized daily. Sub-loans (c) and (d) matured during the year ended December 31, 2023. At December 31, 2024, the weighted-average interest rates for the sub-loans we have drawn upon is 8.02%. At December 31, 2024 and December 31, 2023, we had Brazilian Real ("BRL") 119 million, or $19 million, and BRL 136 million, or $28 million, outstanding, respectively.
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
During the years ended December 31, 2024 and December 31, 2023, we had no borrowings or repayments on our revolving credit facility. At both December 31, 2024 and December 31, 2023, we had no balance outstanding. At December 31, 2024, we had $1,497 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding.
At December 31, 2024 and December 31, 2023, we had $105 million and $256 million, respectively, of letters of credit outstanding, excluding letters of credit outstanding that reduce our borrowing capacity under our revolving credit facility (see Note 15).
Fair Value—We estimated the fair value of debt, which consists of our Senior Notes and other long-term debt, excluding finance leases. Our Senior Notes are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. We estimated the fair value of other debt instruments using a discounted cash flow analysis based on current market inputs for similar types of arrangements. Based on the lack of available market data, we have classified our other debt instruments and revolving credit facility, if applicable, as Level Three in the fair value hierarchy. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in our assumptions will result in different estimates of fair value.

	December 31, 2024
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$3,805	$3,813	$—	$3,695	$118
(1) Excludes $4 million of finance lease obligations and $27 million of unamortized discounts and deferred financing fees.

	December 31, 2023
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$3,063	$3,062	$—	$3,032	$30
(2) Excludes $6 million of finance lease obligations and $13 million of unamortized discounts and deferred financing fees.

12.    EMPLOYEE BENEFIT PLANS
Defined Benefit Plans—We sponsor supplemental executive retirement plans consisting of funded and unfunded defined benefit plans for certain former executives. Retirement benefits are based primarily on the former employees' salary, as defined, and are payable upon satisfaction of certain service and age requirements as defined by the plans. At December 31, 2024 and December 31, 2023, the accumulated benefit obligation related to the unfunded U.S. plan was $14 million and $16 million, respectively, of which $13 million and $15 million were recorded in other long-term liabilities on our consolidated balance sheets (see Note 13). At December 31, 2024, we expect $1 million of benefits to be paid annually over the next 10 years.
Defined Contribution Plans—We provide retirement benefits to certain eligible employees under the Retirement Savings Plan (a qualified plan under Internal Revenue Code Section 401(k)), the FRP, and other similar plans. During the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we recognized $48 million, $43 million, and $38 million, respectively, of expenses related to the Retirement Savings Plan based on a percentage of eligible employee contributions on stipulated amounts. The majority of these contributions relate to property-level employees, which are reimbursable to us, and are recognized in revenues for reimbursed costs and reimbursed costs on our consolidated statements of income.
Deferred Compensation Plans—We provide nonqualified deferred compensation for certain employees. Contributions and investment elections are determined by the employees, and we provide contributions to certain eligible employees according to pre-established formulas. The DCP is fully funded through a rabbi trust, and therefore changes in the underlying securities impact the deferred compensation liability, which is recorded in other long-term liabilities (see Note 13), and the corresponding marketable securities, which are recorded in other assets (see Note 10), on our consolidated balance sheets.
Employee Stock Purchase Program—We provide the ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code. The ESPP provides eligible employees the opportunity to purchase shares of our Class A common stock on a quarterly basis through payroll deductions at a price equal to 95% of the fair value on the last trading day of each quarter. We issued 53,366, 61,977, and 60,543 shares under the ESPP during the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.
Foreign Labor Liabilities—We provide post-employment benefits to certain eligible employees primarily in Mexico based on their seniority and the nature and timing of their departure, as required by labor laws. At December 31, 2024 and December 31, 2023, we had $7 million and $15 million, respectively, of total liabilities related to the benefits, which included $6 million and $11 million recorded in other long-term liabilities (see Note 13) and $1 million and $4 million recorded in accrued expenses and other current liabilities, respectively, on our consolidated balance sheets.
13.    OTHER LONG-TERM LIABILITIES

	December 31, 2024	December 31, 2023
Deferred compensation plans funded by rabbi trusts (Note 4)	$548	$489
Income taxes payable	464	407
Guarantee liabilities (Note 15)	229	142
Contingent consideration liabilities (Note 15)	214	115
Deferred income taxes (Note 14)	171	66
Self-insurance liabilities (Note 15)	83	73
Deferred consideration liability (Note 7)	38	—
Other	63	59
Total other long-term liabilities	$1,810	$1,351
14.    TAXES
Our tax provision includes federal, state, local, and foreign income taxes.

	Year Ended December 31,
	2024	2023	2022
U.S. income before income taxes	$742	$188	$349
Foreign income before income taxes	821	122	14
Income before income taxes	$1,563	$310	$363

The provision (benefit) for income taxes was comprised of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$202	$106	$100
State	47	21	10
Foreign	141	88	57
Total current	$390	$215	$167
Deferred:
Federal	$(41)	$(62)	$(184)
State	(9)	(4)	(77)
Foreign	(73)	(59)	2
Total deferred	$(123)	$(125)	$(259)
Provision (benefit) for income taxes	$267	$90	$(92)
The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

	Year Ended December 31,
	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes—net of federal tax benefit	2.1	4.2	5.2
Impact of foreign operations (1)	2.0	15.3	6.6
Impact of foreign transactions	(7.0)	—	—
Foreign asset restructuring	—	(15.3)	—
Change in valuation allowances	(3.1)	(7.7)	(58.6)
Tax contingencies	2.0	9.4	6.2
U.S. foreign tax credits valuation allowance	—	—	(4.7)
Other	0.1	2.0	(0.9)
Effective income tax rate	17.1%	28.9%	(25.2)%
(1) Excludes unconsolidated hospitality ventures losses.
During the year ended December 31, 2024, significant items affecting the effective tax rate included the benefit of gains on the sale of the shares of the entities that own Hyatt Regency Aruba Resort Spa and Casino and the UVC Transaction that carry a low effective tax rate and a non-cash tax benefit as a result of the release of a valuation allowance on certain foreign deferred tax assets. These benefits were partially offset by the impact of foreign operations, tax contingencies, and state income taxes. Further, during the year ended December 31, 2024, we purchased $69 million of Investment Tax Credits from a third party, and we recognized a $4 million benefit as a reduction to income tax expense.
During the year ended December 31, 2023, significant items affecting the effective tax rate included the rate differential on foreign operations and the impact of tax contingencies. These expenses were partially offset by a non-cash tax benefit from the foreign asset restructuring undertaken related to the ALG integration and the release of a valuation allowance on U.S. federal and state deferred tax assets.
During the year ended December 31, 2022, significant items affecting the effective tax rate included a $250 million non-cash benefit as a result of the release of a valuation allowance on U.S. federal and state deferred tax assets and U.S. foreign tax credit carryforwards. This benefit was partially offset by the impact of tax contingencies and the impact of foreign operations.

The components of the net deferred tax assets and deferred tax liabilities were comprised of the following:

	December 31, 2024	December 31, 2023
Deferred tax assets related to:
Loyalty program	$288	$238
Employee benefits	155	146
Foreign net operating losses and credit carryforwards	120	144
Long-term operating lease liabilities	89	88
Interest deduction limitations	65	66
Deferred revenues	31	115
Federal and state net operating losses and credit carryforwards	28	34
Allowance for uncollectible assets	23	24
Investments	16	10
Unrealized losses	10	11
Other	76	72
Valuation allowance	(90)	(253)
Total deferred tax assets	$811	$695
Deferred tax liabilities related to:
Intangibles	$(277)	$(169)
Operating lease ROU assets	(95)	(95)
Investments	(69)	(18)
Property and equipment	(43)	(74)
Prepaid expenses	(8)	(24)
Unrealized gains	(5)	(5)
Other	(19)	(18)
Total deferred tax liabilities	$(516)	$(403)
Net deferred tax assets	$295	$292
Recorded on our consolidated balance sheets as:
Deferred tax assets—noncurrent	$466	$358
Deferred tax liabilities—noncurrent	(171)	(66)
Total	$295	$292
During the year ended December 31, 2024, significant changes to our deferred tax assets included an increase of $50 million related to the loyalty program deferred tax asset as a result of changes in the loyalty program's deferred revenue liability and a $62 million reduction of valuation allowance balance due to the release of a valuation allowance on certain foreign deferred tax assets. Further, the deferred tax asset on the deferred revenue liability related to the paid membership program decreased $84 million with a corresponding decrease to the valuation allowance as a result of the UVC Transaction. Significant changes to our deferred tax liabilities during the year ended December 31, 2024 included a $108 million increase in intangibles driven by the Bahia Principe Transaction.
At December 31, 2024, we had $144 million of deferred tax assets for future tax benefits related to federal, state, and foreign net operating losses and $4 million of benefits related to federal and state credits. Of these deferred tax assets, $44 million related to net operating losses and federal and state credits that expire in 2025 through 2044 and $104 million related to federal, state, and foreign net operating losses that have no expiration date and may be carried forward indefinitely. A $90 million valuation allowance was recorded on deferred tax assets that we do not believe are more likely than not to be realized.
At December 31, 2024, we had $645 million of accumulated undistributed earnings generated by our foreign subsidiaries, the majority of which have been subject to U.S. tax. Any potential additional taxes due with respect to such earnings or the excess of book basis over tax basis of our foreign investments would generally be limited to an insignificant amount of foreign withholding and/or U.S. state income taxes. We continue to assert that undistributed net earnings with respect to certain foreign subsidiaries that have not previously been taxed in the U.S. are indefinitely reinvested.

At December 31, 2024, December 31, 2023, and December 31, 2022, total unrecognized tax benefits recorded in other long-term liabilities on our consolidated balance sheets were $366 million, $301 million, and $253 million, of which $137 million, $120 million, and $102 million, respectively, would impact the effective tax rate, if recognized. It is reasonably possible that a reduction of up to $5 million of unrecognized tax benefits could occur within 12 months resulting from the expiration of certain tax statutes of limitations. Further, while it is reasonably possible that the amount of uncertain tax benefits associated with the U.S. treatment of the loyalty program discussed below could significantly change within the next 12 months, at this time, we are not able to estimate the range by which the reasonably possible outcomes of the pending litigation could impact our uncertain tax benefits within the next 12 months.
A reconciliation of unrecognized tax benefits is as follows:

	2024	2023	2022
Unrecognized tax benefits—January 1	$301	$253	$205
Total increases—current-period tax positions	67	54	38
Total increases (decreases)—prior-period tax positions	11	(3)	22
Lapse of statute of limitations	(8)	(9)	(5)
Foreign currency translation adjustments	(5)	6	(7)
Unrecognized tax benefits—December 31	$366	$301	$253
In 2024, the $65 million net increase in uncertain tax positions was primarily related to an accrual for the U.S. treatment of the loyalty program. The increase in prior-period tax positions includes a $38 million increase related to foreign tax filing positions recorded as part of the Bahia Principe Transaction offset by a $32 million reduction related to foreign tax filing positions as a result of the UVC Transaction.
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
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total gross accrued interest and penalties were $103 million, $133 million, and $111 million at December 31, 2024, December 31, 2023, and December 31, 2022, respectively.
The amount of interest and penalties recognized as a component of our income tax expense in 2024 and 2023 was $42 million and $23 million, respectively, primarily related to interest accrued on the U.S. treatment of the loyalty program and foreign tax matters. The amount of interest and penalties recognized as a component of our income tax expense in 2022 was a $21 million expense, primarily related to foreign tax matters.
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
The Tax Court issued an opinion on October 2, 2023 related to the aforementioned case and determined that the Company must recognize approximately $12 million in net taxable income for the tax years 2009 through 2011, but that the Company need not recognize approximately $228 million in net taxable income related to tax years that preceded 2009. The Tax Court entered its decision on September 13, 2024. The Company filed a Notice of Appeal to the U.S. Court of Appeals on December 9, 2024. As part of the appeal, the Company will pay the tax liability and interest related to the 2009 through 2011 tax years as determined by the Tax Court, which is estimated to be $2 million. If the Tax Court's opinion is upheld on appeal, the estimated income tax payment due for the subsequent years 2012 through 2024 is $280 million, including $46 million of estimated interest, net of federal benefit. We believe we have an adequate uncertain tax liability recorded in accordance with Accounting Standards Codification 740, Income Taxes, for this matter and believe that the ultimate outcome of this matter will not have a material effect on our consolidated financial position, results of operations, or liquidity.
Through a prior acquisition, we assumed an assessment of additional corporate income tax from the Mexican tax authorities, which was in the process of being appealed, primarily related to disallowed deductions taken on historical tax returns. During the year ended December 31, 2024, our request for appeal to a higher court for one of the tax years was denied, and the assessment was finalized. At December 31, 2024, we had an $18 million tax liability recorded in other long-term liabilities on our consolidated balance sheet in connection with this matter. Our filing position for the additional tax years and matters assessed is more likely than not to be sustained. As the tax benefit that is more than 50% likely of being realized upon settlement is zero, we recorded a $13 million uncertain tax liability in other long-term liabilities on our consolidated balance sheet at December 31, 2024.
Further, the Mexican tax authorities disallowed credits taken on historical tax returns and applied value added taxes to certain transactions. In accordance with Accounting Standards Codification 450, Contingencies, we have not recorded a liability associated with the additional value added tax as we do not believe a loss is probable. At December 31, 2024, our maximum exposure is not expected to exceed $12 million.
We have several state audits pending, including in California and Illinois. State income tax returns are generally subject to examination for a period of three to five years after filing of the return. However, the state impact of any federal changes remains subject to examination by various states for a period generally up to one year after formal notification to the states of the federal changes. We also have several foreign audits pending. The statutes of limitations for the foreign jurisdictions ranges from three to ten years after filing the applicable tax return.
15.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety and other bonds, and letter of credit agreements.
Commitments—At December 31, 2024, we are committed, under certain conditions, to lend, provide certain consideration to, or invest in various business ventures up to $659 million, net of any related letters of credit.
Performance Guarantees—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. Except as described below, at December 31, 2024, our performance guarantees had $150 million of remaining maximum exposure and expire between 2025 and 2042.
Through acquisitions, we acquired certain management and hotel services agreements with performance guarantees based on annual performance levels and with expiration dates between 2027 and 2045. Contract terms within certain management and hotel services agreements limit our exposure, and therefore, we are unable to reasonably estimate our maximum potential future payments.
At December 31, 2024 and December 31, 2023, we had $113 million and $99 million, respectively, of total performance guarantee liabilities, which included $104 million and $91 million, respectively, recorded in other long-term liabilities and $9 million and $8 million, respectively, recorded in accrued expenses and other current liabilities on our consolidated balance sheets.
Additionally, we enter into certain management and hotel services agreements where we have the right, but not an obligation, to make payments to certain third-party owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the contract. At December 31, 2024 and December 31, 2023, we had no amount and an insignificant amount, respectively, recorded in accrued expenses and other current liabilities on our consolidated balance sheets related to these performance cure payments.
Debt Repayment Guarantees—We enter into various debt repayment guarantees in order to assist third-party owners, franchisees, and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Geographical region	Maximum potential future payments (1)	Maximum exposure net of recoverability from third parties (1)	Other long-term liabilities recorded at December 31, 2024	Other long-term liabilities recorded at December 31, 2023	Year of guarantee expiration (2)
United States (3), (4)	$125	$25	$51	$30	various, through 2030
All foreign (3)	29	18	7	21	various, through 2026
Total	$154	$43	$58	$51
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

At December 31, 2024, we are not aware, nor have we received any notification, that our third-party owners, franchisees, or unconsolidated hospitality ventures are not current on their debt service obligations where we have provided a debt repayment guarantee.
Other Guarantees—We may be obligated to fund up to $142 million related to certain guarantees as a result of the UVC Transaction (see Note 4). At December 31, 2024, we had $67 million of guarantee liabilities recorded in other long-term liabilities on our consolidated balance sheet associated with these guarantees.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $213 million and $148 million at December 31, 2024 and December 31, 2023, respectively. Based on the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Contingent Consideration Fair Value—As part of acquisitions, we have entered into various contingent consideration arrangements. At December 31, 2024, we have $359 million of potential future consideration remaining under these arrangements. However, we are unable to reasonably estimate our maximum potential future consideration remaining related to the Bahia Principe Transaction (see Note 7).
At December 31, 2024 and December 31, 2023, we had $214 million and $115 million, respectively, recorded in other long-term liabilities, and $3 million and no amount, respectively, recorded in accrued expenses and other current liabilities on our consolidated balance sheets related to contingent consideration. Our contingent consideration liabilities are remeasured at fair value on a recurring basis and are classified as Level Three in the fair value hierarchy. The following table summarizes the change in fair value recognized in other income (loss), net on our consolidated statements of income:

	2024	2023
Fair value at January 1	$115	$—
Fair value as of acquisition dates (Note 7)	141	107
Change in fair value (1) (Note 21)	(39)	9
Payments	—	(1)
Fair value at December 31	$217	$115

(1) During the year ended December 31, 2024, we amended certain terms of the Dream Hotel Group contingent consideration arrangement, including an extension through 2031.
Insurance—We obtain insurance for potential losses from general liability, property, automobile, aviation, environmental, workers' compensation, employment practices, crime, cyber, and other miscellaneous risks. A portion of these risks is retained through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance company to be paid within 12 months are $46 million and $41 million at December 31, 2024 and December 31, 2023, respectively, and are recorded in accrued expenses and other current liabilities on our consolidated balance sheets. Reserves for losses in our captive insurance company to be paid in future periods are $83 million and $73 million at December 31, 2024 and December 31, 2023, respectively, and are recorded in other long-term liabilities on our consolidated balance sheets (see Note 13).
Collective Bargaining Agreements—At December 31, 2024, approximately 21% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between various unions and us. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety and Other Bonds—Surety and other bonds issued on our behalf were $268 million at December 31, 2024 and primarily relate to our insurance programs, litigation, customer deposits associated with ALG Vacations, taxes, licenses, liens, and utilities for our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at December 31, 2024 were $108 million, which primarily relate to our ongoing operations, collateral for customer deposits associated with ALG Vacations, collateral for estimated insurance claims, and securitization of our performance under certain debt repayment guarantees, which are only called on if the borrower defaults on its obligations. Of the letters of credit outstanding, $3 million reduces the available capacity under our revolving credit facility (see Note 11).

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
We are subject to various claims and contingencies arising in the normal course of business, which are primarily related to lawsuits and taxes (see Note 14), as well as commitments under contractual obligations. Many of these claims are covered under our current insurance programs, subject to deductibles. We record a liability when the loss is probable and reasonably estimable, and if the loss is recoverable from third parties, we record a receivable when the realization of the claim is probable. Based on information currently available, we do not expect the ultimate resolution of such claims and litigation to have a material effect on our consolidated financial statements.
During the year ended December 31, 2024, the Missouri Court of Appeals issued an opinion affirming a previous verdict awarding damages to a guest at one of our managed hotels. We have requested the Missouri Supreme Court exercise jurisdiction over the appeal, which remains pending. In connection with this matter, we have recorded an estimated liability in accrued expenses and other current liabilities with an offsetting receivable from insurance recorded in receivables, net on our consolidated balance sheet. At December 31, 2024, our maximum exposure, which is fully insured, is not expected to exceed $177 million.
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recorded a liability in connection with this matter. At December 31, 2024, our maximum exposure is not expected to exceed $19 million.
16.    STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
Common Stock—At December 31, 2024, Pritzker family business interests beneficially owned, in the aggregate, approximately 95.8% of our Class B common stock and approximately 1.8% of our Class A common stock, representing approximately 54.1% of the outstanding shares of our common stock and approximately 88.8% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests are able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors and other significant corporate transactions. While the voting agreements are in effect, they may provide our board of directors with effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. Pursuant to the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, the Pritzker family business interests have agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock. In addition, other stockholders beneficially own, in the aggregate, approximately 4.2% of our outstanding Class B common stock representing approximately 2.4% of the outstanding shares of our common stock and approximately 3.9% of the total voting power of our outstanding common stock. Pursuant to the 2007 Stockholders' Agreement, these entities have also agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock.
Share Repurchase—On December 18, 2019, May 10, 2023, and May 8, 2024 our board of directors authorized repurchases of up to $750 million, $1,055 million, and $1,000 million, respectively, of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an ASR transaction, at prices we deem appropriate and subject to market conditions, applicable law, and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A and Class B common stock. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time and does not have an expiration date.

	Year Ended December 31,
	2024	2023	2022
Total number of shares repurchased (1)	7,992,256	4,123,828	4,233,894
Weighted-average price per share	$148.90	$109.86	$87.07
Aggregate purchase price (2)	$1,190	$453	$369
Shares repurchased as a percentage of total common stock outstanding (3)	8%	4%	4%
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
The shares of Class A common stock repurchased in the open market were retired and returned to the status of authorized and unissued shares, while the shares of Class B common stock repurchases were retired and the total number of authorized Class B shares was thereby reduced by the number of shares returned (see Note 18). At December 31, 2024, we had $971 million remaining under the total share repurchase authorization.
Dividend—The following tables summarize dividends declared to Class A and Class B stockholders of record:

	Year Ended December 31,
	2024	2023	2022
Class A common stock	$27	$21	$—
Class B common stock	34	27	—
Total cash dividends declared	$61	$48	$—

Date declared	Dividend per share amount for Class A and Class B	Date of record	Date paid
February 14, 2024	$0.15	February 28, 2024	March 12, 2024
May 9, 2024	$0.15	May 29, 2024	June 11, 2024
August 6, 2024	$0.15	August 27, 2024	September 10, 2024
October 31, 2024	$0.15	November 22, 2024	December 6, 2024
May 11, 2023	$0.15	May 30, 2023	June 12, 2023
August 3, 2023	$0.15	August 25, 2023	September 8, 2023
November 2, 2023	$0.15	November 22, 2023	December 6, 2023

Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss, net of tax impacts, were as follows:

	Balance at January 1, 2024	Other comprehensive income (loss) before reclassification	Amounts reclassified from accumulated other comprehensive loss	Balance at December 31, 2024
Foreign currency translation adjustments (1)	$(156)	$(94)	$(1)	$(251)
AFS debt securities unrealized fair value adjustments	4	(2)	—	2
Pension liabilities adjustments (2)	—	2	(2)	—
Derivative instrument adjustments (3)	(23)	(2)	5	(20)
Accumulated other comprehensive loss	$(175)	$(96)	$2	$(269)
(1) Amounts reclassified from accumulated other comprehensive loss included realized losses recognized in equity earnings (losses) from unconsolidated hospitality ventures related to the dilution of our ownership interest in an unconsolidated hospitality venture in India (see Note 4), realized gains recognized in equity earnings (losses) from unconsolidated hospitality ventures related to the sale of our ownership interest in an unconsolidated hospitality venture (see Note 4), and realized gains recognized in gains (losses) on sales of real estate and other related to the sale of Park Hyatt Zurich (see Note 7).
(2) Amounts reclassified from accumulated other comprehensive loss primarily included realized gains recognized in gains (losses) on sales of real estate and other related to the UVC Transaction (see Note 4) and the sale of Park Hyatt Zurich (see Note 7).
(3) Amounts reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks. We expect to reclassify $5 million of losses, net of insignificant tax impacts, over the next 12 months.

	Balance at January 1, 2023	Other comprehensive income (loss) before reclassification	Amounts reclassified from accumulated other comprehensive loss	Balance at December 31, 2023
Foreign currency translation adjustments	$(202)	$46	$—	$(156)
AFS debt securities unrealized fair value adjustments (4)	(11)	12	3	4
Derivative instrument adjustments (5)	(29)	1	5	(23)
Accumulated other comprehensive loss	$(242)	$59	$8	$(175)
(4) Amounts reclassified from accumulated other comprehensive loss included realized losses recognized in other income (loss), net related to marketable securities held for our captive insurance company (see Note 21).
(5) Amounts reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense related to the settlement of interest rate locks.
17.    STOCK-BASED COMPENSATION
Compensation expense and unearned compensation presented below exclude (i) amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as these expenses have been, and will continue to be, reimbursed by our third-party owners and are recognized in revenues for reimbursed costs and reimbursed costs on our consolidated statements of income and (ii) insignificant amounts related to employees of our owned and leased hotels recognized in owned and leased expenses on our consolidated statements of income. Stock-based compensation expense recognized in general and administrative expenses, distribution expenses, and transaction and integration costs on our consolidated statements of income related to our awards was as follows:

	Year Ended December 31,
	2024	2023	2022
SARs	$15	$13	$12
RSUs	34	40	36
PSUs	15	22	13
Total	$64	$75	$61

The income tax benefit recognized at the time of vest related to our awards was as follows:

	Year Ended December 31,
	2024	2023	2022
SARs	$1	$1	$—
RSUs	7	5	5
PSUs	1	2	1
Total	$9	$8	$6
SARs—A summary of SAR activity is presented below:

	SARs	Weighted-average exercise price	Weighted-average remaining contractual term
Outstanding at December 31, 2023	3,883,347	$67.20	5.68
Granted	223,410	156.97
Exercised	(864,715)	55.19
Forfeited or expired	—	—
Outstanding at December 31, 2024	3,242,042	$76.59	5.68
Exercisable at December 31, 2024	2,541,081	$65.23	5.03
The weighted-average grant date fair value for the awards granted in 2024, 2023, and 2022 was $68.77, $48.54, and $37.56, respectively.
The fair value of each SAR was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	2024	2023	2022
Exercise price	$156.97	$111.71	$94.60
Expected life in years	6.24	6.24	6.24
Risk-free interest rate	4.31%	3.70%	2.40%
Expected volatility	38.60%	37.37%	36.07%
Annual dividend yield	0.38%	—%	—%
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
During the years ended December 31, 2024, December 31, 2023, and December 31, 2022, the intrinsic value of exercised SARs was $85 million, $47 million, and $21 million, respectively. The total intrinsic value of SARs outstanding at December 31, 2024 was $261 million, and the total intrinsic value for exercisable SARs at December 31, 2024 was $233 million.
RSUs—A summary of the status of the nonvested RSU awards outstanding under the LTIP, including certain RSUs with a performance component, is presented below:

	RSUs	Weighted-average grant date fair value
Nonvested at December 31, 2023	1,140,535	$93.01
Granted	327,657	156.75
Vested	(561,679)	86.81
Forfeited or canceled	(32,834)	112.47
Nonvested at December 31, 2024	873,679	$120.17

The weighted-average grant date fair value for the awards granted in 2024, 2023, and 2022 was $156.75, $111.26, and $91.95, respectively. The liability and related expense for granted cash-settled RSUs are insignificant at and for the year ended December 31, 2024. The fair value of RSUs vested during the years ended December 31, 2024, December 31, 2023, and December 31, 2022 was $49 million, $55 million, and $41 million, respectively.
At December 31, 2024, the total intrinsic value of nonvested RSUs was $137 million.
PSUs—A summary of the status of the nonvested PSU awards outstanding under the LTIP is presented below:

	PSUs	Weighted-average grant date fair value
Nonvested at December 31, 2023	555,401	$91.45
Granted	177,795	159.69
Vested	(226,038)	119.56
Forfeited or canceled	—	—
Nonvested at December 31, 2024	507,158	$102.84
The weighted-average grant date fair value for the awards granted in 2024, 2023, and 2022 was $159.69, $120.64, and $83.58, respectively. During the year ended December 31, 2024, $27 million of PSUs vested. During the year ended December 31, 2023, no PSUs vested. During the year December 31, 2022, $10 million of PSUs vested.
At December 31, 2024, the total intrinsic value of nonvested PSUs was $80 million, if target performance is achieved.
Unearned Compensation—Our total unearned compensation for our stock-based compensation programs at December 31, 2024 was $2 million for SARs, $33 million for RSUs, and $13 million for PSUs, which will be recognized in general and administrative expenses, distribution expenses, and transaction and integration costs over a weighted-average period of one year with respect to PSUs, two years with respect to SARs, and three years with respect to RSUs.
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
18.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout 2024, 2023, and 2022 is the brother-in-law of our Executive Chairman. During the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we incurred $23 million, $15 million, and $14 million, respectively, of legal fees with this firm. At both December 31, 2024 and December 31, 2023, we had $2 million due to the law firm.
Equity Method Investments—We have equity method investments in entities that own, operate, manage, or franchise properties or other hospitality-related businesses, including the Unlimited Vacation Club paid membership program, for which we receive management, franchise, license, or royalty fees. We recognized $83 million, $23 million, and $22 million of fee revenues during the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. In addition, in some cases we provide loans or guarantees to these entities (see Note 4, Note 6, and Note 15). During the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we recognized $2 million, $6 million, and $7 million, respectively, of income related to these guarantees. At December 31, 2024 and December 31, 2023, we had $112 million and $43 million, respectively, due from these entities, inclusive of $67 million and $22 million, respectively, recorded in receivables, net and $45 million and $21 million, respectively, recorded in financing receivables, net on our consolidated balance sheets. During the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we recognized $5 million, $3 million, and $4 million, respectively, of interest income related to these receivables. Our ownership interest in these unconsolidated hospitality ventures varies from 20% to 50%.
In addition to the aforementioned fees, we provide system-wide services on behalf of owners of managed and franchised properties and administer the loyalty program for the benefit of Hyatt's portfolio of properties. These expenses have been, and will continue to be, reimbursed by our third-party owners and franchisees and are recognized in revenues for reimbursed costs and reimbursed costs on our consolidated statements of income.
Class B Share Conversion—During the years ended December 31, 2024, December 31, 2023, and December 31, 2022, 1,596,064 shares, 160,626 shares, and 735,522 shares, respectively, of Class B common stock were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.
Class B Share Repurchase—During the year ended December 31, 2024, we repurchased 3,629,480 shares of Class B common stock at a weighted-average price of $154.66 per share, for an aggregate purchase price of approximately $561 million. The shares of Class B common stock were repurchased in privately negotiated transactions from a limited liability company owned directly and indirectly by trusts for the benefit of certain Pritzker family members, a private foundation affiliated with certain Pritzker family members, and a charitable trust affiliated with certain Pritzker family members, and were retired, thereby reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.
Charitable Contribution—During the year ended December 31, 2022, we contributed $5 million to the Hyatt Hotels Foundation. The charitable contribution was recognized in general and administrative expenses on our consolidated statements of income.
19.    SEGMENT AND GEOGRAPHIC INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. Our CODM is our President and Chief Executive Officer. We define our operating and reportable segments as follows:
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
•Distribution—This segment derives its earnings from distribution and destination management services offered through ALG Vacations and the boutique and luxury global travel platform offered through Mr & Mrs Smith. Prior to the UVC Transaction, this segment also included earnings from a paid membership program offering benefits exclusively at certain all-inclusive resorts primarily in Latin America and the Caribbean. Adjusted EBITDA includes intercompany commission fee expenses paid to our management and franchising segment, which are eliminated in consolidation.
Within overhead, we include unallocated corporate expenses.
During the year ended December 31, 2024, we revised our definition of Adjusted EBITDA to exclude transaction and integration costs (see Note 1), and we recast prior-period results to provide comparability. The revised definition excludes integration costs, which were previously recognized in integration costs during the three months ended March 31, 2024 and general and administrative expenses during the years ended December 31, 2023 and December 31, 2022, and transaction costs, which were previously recognized in general and administrative expenses during the three months ended March 31, 2024 and the years ended December 31, 2023 and December 31, 2022. Previously, only transaction costs recognized in gains (losses) on sales of real estate and other and other income (loss), net were excluded from Adjusted EBITDA. As these costs may vary in frequency or magnitude, we believe the revised definition presents a more representative measure of our core operations, assists in the comparability of results, and provides information consistent with how our management evaluates operating performance.
Our CODM evaluates performance based on gross fee revenues, owned and leased revenues, distribution revenues, other revenues, and Adjusted EBITDA. Our CODM uses these measures to evaluate trends and assess segment operating performance as compared to our industry and competitors in order to determine how to allocate resources to each segment. Significant segment expenses include Adjusted general and administrative expenses, owned and leased expenses, and distribution expenses. Our CODM does not evaluate our operating segments using discrete asset information.
We define Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus net income (loss) attributable to noncontrolling interests and our pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA based on our ownership percentage of each owned and leased venture, adjusted to exclude Contra revenue; revenues for reimbursed costs; stock-based compensation expense; transaction and integration costs; depreciation and amortization; reimbursed costs that we intend to recover over the long term; equity earnings (losses) from unconsolidated hospitality ventures; interest expense; gains (losses) on sales of real estate and other; asset impairments; other income (loss), net; and benefit (provision) for income taxes.
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
The following tables present revenues disaggregated by the nature of the product or service and by segment:

	Year Ended December 31, 2024
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$432	$—	$—	$432	$(33)	$399
Incentive management fees	252	—	—	252	(10)	242
Franchise and other fees	465	—	—	465	(7)	458
Gross fees	1,149	—	—	1,149	(50)	1,099
Rooms and packages	—	777	—	777	(23)	754
Food and beverage	—	279	—	279	—	279
Other	—	141	—	141	—	141
Owned and leased	—	1,197	—	1,197	(23)	1,174
Distribution	—	—	1,023	1,023	—	1,023
Other revenues	42	—	26	68	1	69
Segment revenues	1,191	1,197	1,049	3,437	(72)	3,365
Contra revenue	(69)	—	—	(69)	—	(69)
Revenues for reimbursed costs	3,352	—	—	3,352	—	3,352
Total revenues	$4,474	$1,197	$1,049	$6,720	$(72)	$6,648

Intersegment revenues	$49	$23	$—	$72

	Year Ended December 31, 2023
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$414	$—	$—	$414	$(40)	$374
Incentive management fees	248	—	—	248	(16)	232
Franchise and other fees	371	—	—	371	(7)	364
Gross fees	1,033	—	—	1,033	(63)	970
Rooms and packages	—	874	—	874	(29)	845
Food and beverage	—	333	—	333	—	333
Other	—	161	—	161	—	161
Owned and leased	—	1,368	—	1,368	(29)	1,339
Distribution	—	—	1,047	1,047	—	1,047
Other revenues	110	—	189	299	1	300
Segment revenues	1,143	1,368	1,236	3,747	(91)	3,656
Contra revenue	(47)	—	—	(47)	—	(47)
Revenues for reimbursed costs	3,058	—	—	3,058	—	3,058
Total revenues	$4,154	$1,368	$1,236	$6,758	$(91)	$6,667

Intersegment revenues	$62	$29	$—	$91

	Year Ended December 31, 2022
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$356	$—	$—	$356	$(37)	$319
Incentive management fees	205	—	—	205	(13)	192
Franchise and other fees	307	—	—	307	(10)	297
Gross fees	868	—	—	868	(60)	808
Rooms and packages	—	800	—	800	(28)	772
Food and beverage	—	305	—	305	—	305
Other	—	158	—	158	—	158
Owned and leased	—	1,263	—	1,263	(28)	1,235
Distribution	—	—	986	986	—	986
Other revenues	134	—	137	271	2	273
Segment revenues	1,002	1,263	1,123	3,388	(86)	3,302
Contra revenue	(31)	—	—	(31)	—	(31)
Revenues for reimbursed costs	2,620	—	—	2,620	—	2,620
Total revenues	$3,591	$1,263	$1,123	$5,977	$(86)	$5,891

Intersegment revenues	$58	$28	$—	$86

The following tables provide a reconciliation of segment revenues to segment Adjusted EBITDA:

	Year Ended December 31, 2024
	Management and franchising	Owned and leased	Distribution	Segment Total
Segment revenues	$1,191	$1,197	$1,049	$3,437
Significant segment expenses:
Adjusted general and administrative expenses	(268)	(10)	(6)	(284)
Owned and leased expenses (1)	—	(991)	—	(991)
Distribution expenses (2)	—	—	(882)	(882)
Other segment items:
Other income (expenses) (3)	(69)	3	(21)	(87)
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	—	62	—	62
Segment Adjusted EBITDA	$854	$261	$140	$1,255

(1) Includes intercompany management fee expenses paid to our management and franchising segment and promotional award redemptions earned by our owned and leased hotels related to our co-branded credit card programs, which are eliminated in consolidation.
(2) Includes intercompany commission fee expenses paid to our management and franchising segment, which are eliminated in consolidation.
(3) Primarily includes direct costs associated with our co-branded credit card programs and the paid membership program prior to the UVC Transaction recognized in other direct costs. Owned and leased includes the change in market performance of the underlying invested assets recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Year Ended December 31, 2023
	Management and franchising	Owned and leased	Distribution	Segment Total
Segment revenues	$1,143	$1,368	$1,236	$3,747
Significant segment expenses:
Adjusted general and administrative expenses	(218)	(11)	(51)	(280)
Owned and leased expenses (1)	—	(1,107)	—	(1,107)
Distribution expenses (2)	—	—	(866)	(866)
Other segment items:
Other income (expenses) (3)	(143)	6	(190)	(327)
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	—	64	—	64
Segment Adjusted EBITDA	$782	$320	$129	$1,231

(1) Includes intercompany management fee expenses paid to our management and franchising segment and promotional award redemptions earned by our owned and leased hotels related to our co-branded credit card programs, which are eliminated in consolidation.
(2) Includes intercompany commission fee expenses paid to our management and franchising segment, which are eliminated in consolidation.
(3) Primarily includes direct costs associated with our co-branded credit card programs, the Unlimited Vacation Club paid membership program, and the Destination Residential Management business prior to sale recognized in other direct costs. Owned and leased includes the change in market performance of the underlying invested assets recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Year Ended December 31, 2022
	Management and franchising	Owned and leased	Distribution	Segment Total
Segment revenues	$1,002	$1,263	$1,123	$3,388
Significant segment expenses:
Adjusted general and administrative expenses	(216)	(11)	(45)	(272)
Owned and leased expenses (1)	—	(991)	—	(991)
Distribution expenses (2)	—	—	(785)	(785)
Other segment items:
Other income (expenses) (3)	(157)	(8)	(125)	(290)
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	—	55	—	55
Segment Adjusted EBITDA	$629	$308	$168	$1,105

(1) Includes intercompany management fee expenses paid to our management and franchising segment and promotional award redemptions earned by our owned and leased hotels related to our co-branded credit card programs, which are eliminated in consolidation.
(2) Includes intercompany commission fee expenses paid to our management and franchising segment, which are eliminated in consolidation.
(3) Primarily includes direct costs associated with our co-branded credit card programs, the Unlimited Vacation Club paid membership program, and the Destination Residential Management business recognized in other direct costs. Owned and leased includes the change in market performance of the underlying invested assets recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
The following table provides a reconciliation of segment Adjusted EBITDA to income before income taxes:

	Year Ended December 31,
	2024	2023	2022
Segment Adjusted EBITDA	$1,255	$1,231	$1,105
Unallocated overhead expenses	(160)	(177)	(170)
Eliminations	1	1	1
Contra revenue	(69)	(47)	(31)
Revenues for reimbursed costs	3,352	3,058	2,620
Stock-based compensation expense (Note 17) (1)	(62)	(75)	(60)
Transaction and integration costs	(42)	(42)	(35)
Depreciation and amortization	(333)	(397)	(426)
Reimbursed costs	(3,457)	(3,144)	(2,632)
Equity earnings (losses) from unconsolidated hospitality ventures	31	(1)	5
Interest expense	(180)	(145)	(150)
Gains (losses) on sales of real estate and other	1,245	18	263
Asset impairments	(213)	(30)	(38)
Other income (loss), net	257	124	(34)
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	(62)	(64)	(55)
Income before income taxes	$1,563	$310	$363
(1) Includes amounts recognized in general and administrative expenses and distribution expenses.

The following tables present revenues and long-lived assets, including property and equipment, net and operating lease ROU assets, by geographical region:

	Year Ended December 31,
	2024	2023	2022
Revenues:
United States	$5,036	$5,074	$4,560
All foreign	1,612	1,593	1,331
Total	$6,648	$6,667	$5,891

	December 31, 2024	December 31, 2023
Long-lived assets:
United States	$1,316	$2,001
All foreign	701	708
Total	$2,017	$2,709
20.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per Class A and Class B share, including a reconciliation of the numerator and denominator, is as follows:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$1,296	$220	$455
Net income attributable to noncontrolling interests	—	—	—
Net income attributable to Hyatt Hotels Corporation	$1,296	$220	$455
Denominator:
Basic weighted-average shares outstanding (1)	99,791,270	104,861,037	109,093,790
Stock-based compensation	2,632,830	2,865,924	2,171,149
Diluted weighted-average shares outstanding (1)	102,424,100	107,726,961	111,264,939
Basic Earnings Per Class A and Class B Share:
Net income	$12.99	$2.10	$4.17
Net income attributable to noncontrolling interests	—	—	—
Net income attributable to Hyatt Hotels Corporation	$12.99	$2.10	$4.17
Diluted Earnings Per Class A and Class B Share:
Net income	$12.65	$2.05	$4.09
Net income attributable to noncontrolling interests	—	—	—
Net income attributable to Hyatt Hotels Corporation	$12.65	$2.05	$4.09
(1) The computations reflect a reduction in shares outstanding at December 31, 2022 for the repurchases of 106,116 shares that were initiated prior to December 31, 2022, but settled in the first quarter of 2023.

The computations of diluted earnings per Class A and Class B share do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Year Ended December 31,
	2024	2023	2022
SARs	100	57,200	9,800
RSUs	1,500	2,400	3,200

21.    OTHER INCOME (LOSS), NET

	Year Ended December 31,
	2024	2023	2022
Interest income	$123	$74	$44
Unrealized gains (losses), net (Note 4)	53	36	(55)
Guarantee amortization income (Note 15)	49	17	20
Contingent consideration liability fair value adjustment (Note 15)	39	(9)	—
Depreciation recovery	23	21	15
Foreign currency exchange, net	7	(10)	(12)
Credit loss reversals, net (Note 4 and Note 6)	1	17	16
Impairment of an equity security without a readily determinable fair value (Note 4)	(5)	—	—
Restructuring costs	(5)	(4)	(39)
Guarantee expense (Note 15)	(11)	(19)	(13)
Other, net	(17)	1	(10)
Other income (loss), net	$257	$124	$(34)
During the year ended December 31, 2022, we recognized $39 million of restructuring expenses for severance costs related to the planned future redevelopment of an owned hotel, net of $10 million reimbursed by the developer.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2024, December 31, 2023, and December 31, 2022
(In millions of dollars)

Description	Balance at beginning of period	Additions charged to revenues, costs, and expenses	Additions charged to other accounts	Deductions		Balance at end of period
Year Ended December 31, 2024:
Deferred tax assets—valuation allowance	$253	$17	$(15)	$(165)	A	$90
Year Ended December 31, 2023:
Deferred tax assets—valuation allowance	262	28	13	(50)		253
Year Ended December 31, 2022:
Deferred tax assets—valuation allowance	478	31	3	(250)	B	262
A—This amount relates to a reduction due to the impacts of the UVC Transaction and the release of the valuation allowance recorded on certain foreign deferred tax assets.
B—This amount primarily relates to the release of the valuation allowance recorded on U.S. federal and state deferred tax assets.
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
4.9
Eighth Supplemental Indenture, dated as of April 23, 2020, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 24, 2020)

4.10
Twelfth Supplemental Indenture, dated as of July 6, 2023, between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on July 6, 2023)

4.11
Thirteenth Supplemental Indenture, dated as of July 6, 2023, between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on July 6, 2023)

4.12
Indenture, dated as of August 30, 2023, between Hyatt Hotels Corporation and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 (File No. 333-274272) filed with the Securities and Exchange Commission on August 30, 2023)

4.13
First Supplemental Indenture, dated as of June 17, 2024, between the Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on June 17, 2024)

4.14
Second Supplemental Indenture, dated as of November 20, 2024, between the Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on November 20, 2024)

4.15
Form of 4.850% Senior Notes due 2026 (included as part of Exhibit 4.7 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 8, 2016)

4.16
Form of 4.375% Senior Note due 2028 (included as part of Exhibit 4.8 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 16, 2018)

4.17
Form of 5.375% Senior Note due 2025 (included as part of Exhibit 4.9 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 24, 2020)

4.18
Form of 5.750% Senior Note due 2030 (included as part of Exhibit 4.9 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 24, 2020)

4.19
Form of 5.750% Senior Note due 2027 (included as part of Exhibit 4.11 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on July 6, 2023)

4.20
Form of 5.250% Senior Note due 2029 (included as part of Exhibit 4.13 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on June 17, 2024)

Exhibit Number	Exhibit Description
4.21
Form of 5.500% Senior Note due 2034 (included as part of Exhibit 4.13 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on June 17, 2024)

4.22
Form of 5.375% Senior Note due 2031 (included as part of Exhibit 4.14 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on November 20, 2024)

4.23
Registration Rights Agreement, dated as of October 12, 2009, by and among Hyatt Hotels Corporation and Thomas J. Pritzker, Marshall E. Eisenberg and Karl J. Breyer, solely in their capacity as co-trustees (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

4.24	Description of Registered Securities

10.1
2007 Stockholders' Agreement, dated as of August 28, 2007, as amended, by and among Hyatt Hotels Corporation, Madrone GHC, LLC, Lake GHC, LLC, Shimoda GHC, LLC, GS Sunray Holdings, L.L.C., GS Sunray Holdings Subco I, L.L.C., GS Sunray Holdings Subco II, L.L.C., GS Sunray Holdings Parallel, L.L.C., GS Sunray Holdings Parallel Subco, L.L.C., Mori Building Capital Investment LLC and others party thereto (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.2
Joinder Agreement to 2007 Stockholders' Agreement, dated as of January 26, 2010, by and among Hyatt Hotels Corporation and Mori Building Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the Securities and Exchange Commission on February 25, 2010)

10.3
Joinder Agreement to 2007 Stockholders' Agreement, dated as of March 12, 2014, by and among Hyatt Hotels Corporation and Gregory B. Penner (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-34521) filed with the Securities and Exchange Commission on February 18, 2015)

+10.4
Fifth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 16, 2024)

+10.5
Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.6
Form of Deferred Cash Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.7
Form of Stock Appreciation Rights Award Agreement under Third Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.8
Form of Stock Appreciation Rights Retention Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

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

+10.14
Form of Special 2023-2025 Performance Share Unit Agreement under the Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 9, 2022)

+10.15
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
+10.21
Employment Letter, dated as of August 28, 2017, between Hyatt Corporation and Mark Vondrasek (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-34521) filed with the Securities and Exchange Commission on May 2, 2019)

+10.22
Employment Letter, dated as of December 15, 2023, between Hyatt Corporation and Jim Chu (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 23, 2024)

+10.23
Hyatt Hotels Corporation 2018 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 23, 2018)

+10.24
Hyatt International Hotels Retirement Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.25
Second Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.26
Hyatt Hotels Corporation Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 21, 2020)

+10.27
First Amendment to Hyatt Hotels Corporation Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 23, 2024)

+10.28
Hyatt Hotels Corporation Executive Officer Severance and Change in Control Plan and Summary Plan Description (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 22, 2017)

10.29
Credit Agreement, dated as of May 18, 2022, by and among Hyatt Hotels Corporation, as borrower, certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, Bank of America, National Association, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, BofA Securities, Inc., Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A. and The Bank of Nova Scotia, as joint bookrunners and co-lead arrangers, JPMorgan Chase Bank, N.A., The Bank of Nova Scotia, Deutsche Bank AG New York Branch, Goldman Sachs Lending Partners LLC, PNC Bank, National Association, Truist Bank and U.S. Bank National Association, as co-documentation agents, and Credit Agricole Corporate and Investment Bank, Fifth Third Bank, National Association and Sumitomo Mitsui Banking Corporation, as co-senior managing agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 24, 2022)

19.1	Hyatt Hotels Corporation Insider Trading Compliance Policy

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

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

97.1
Hyatt Hotels Corporation Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 23, 2024)

99.1
Amended and Restated Global Hyatt Agreement, dated as of October 1, 2009, by and among Thomas J. Pritzker, Marshall E. Eisenberg, and Karl J. Breyer, solely in their capacity as co-trustees, and each signatory thereto

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