Form 10-Q
period 2025-03-31
Hyatt Hotels Corp
filed 2025-05-01
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At April 25, 2025, there were 41,943,709 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 53,512,578 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
REVENUES:
Base management fees	$114	$98
Incentive management fees	76	64
Franchise and other fees	117	100
Gross fees	307	262
Contra revenue	(20)	(13)
Net fees	287	249
Owned and leased	219	309
Distribution	315	319
Other revenues	11	35
Revenues for reimbursed costs	886	802
Total revenues	1,718	1,714
DIRECT AND GENERAL AND ADMINISTRATIVE EXPENSES:
General and administrative	126	169
Owned and leased	194	250
Distribution	266	274
Other direct costs	24	45
Transaction and integration costs	23	8
Depreciation and amortization	80	92
Reimbursed costs	902	836
Total direct and general and administrative expenses	1,615	1,674
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	(12)	24
Equity earnings (losses) from unconsolidated hospitality ventures	(12)	75
Interest expense	(66)	(38)
Gains on sales of real estate and other	—	403
Asset impairments	(4)	(17)
Other income (loss), net	43	54
Income before income taxes	52	541
Provision for income taxes	(28)	(19)
Net income	$24	$522
Net income attributable to noncontrolling interests	$4	$—
Net income attributable to Hyatt Hotels Corporation	$20	$522

EARNINGS PER CLASS A AND CLASS B SHARE:
Net income attributable to Hyatt Hotels Corporation—Basic	$0.20	$5.08
Net income attributable to Hyatt Hotels Corporation—Diluted	$0.19	$4.93

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income	$24	$522
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $(1) and $4 for the three months ended March 31, 2025 and March 31, 2024, respectively	61	(18)
Derivative instrument adjustments, net of tax of $— for both the three months ended March 31, 2025 and March 31, 2024	1	—
Available-for-sale debt securities unrealized fair value adjustments, net of tax of $1 and $1 for the three months ended March 31, 2025 and March 31, 2024, respectively	(4)	(3)
Pension liabilities adjustments, net of tax of $— for both the three months ended March 31, 2025 and March 31, 2024	—	(1)
Other comprehensive income (loss)	58	(22)
Comprehensive income	$82	$500
Comprehensive income attributable to noncontrolling interests	$17	$—
Comprehensive income attributable to Hyatt Hotels Corporation	$65	$500

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,735	$1,011
Restricted cash	1	1
Short-term investments	70	372
Receivables, net of allowances of $64 and $62 at March 31, 2025 and December 31, 2024, respectively	1,239	1,121
Inventories	8	8
Prepaids and other assets	168	174
Prepaid income taxes	62	46
Total current assets	3,283	2,733
Equity method investments	209	189
Property and equipment, net	1,701	1,689
Financing receivables, net of allowances of $42 and $36 at March 31, 2025 and December 31, 2024, respectively	359	368
Operating lease right-of-use assets	330	328
Goodwill	2,462	2,541
Intangibles, net	2,295	2,167
Deferred tax assets	494	466
Other assets	2,869	2,843
TOTAL ASSETS	$14,002	$13,324
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$406	$456
Accounts payable	560	475
Accrued expenses and other current liabilities	629	565
Current contract liabilities	1,565	1,553
Accrued compensation and benefits	151	192
Current operating lease liabilities	34	33
Total current liabilities	3,345	3,274
Long-term debt	3,922	3,326
Long-term contract liabilities	854	843
Long-term operating lease liabilities	245	245
Other long-term liabilities	1,874	1,810
Total liabilities	10,240	9,498
Commitments and contingencies (Note 12)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding at both March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 41,917,721 issued and outstanding at March 31, 2025, and Class B common stock, $0.01 par value per share, 385,506,990 shares authorized, 53,512,578 shares issued and outstanding at March 31, 2025. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 42,613,090 issued and outstanding at December 31, 2024, and Class B common stock, $0.01 par value per share, 385,525,991 shares authorized, 53,531,579 shares issued and outstanding at December 31, 2024	1	1
Additional paid-in capital	—	—
Retained earnings	3,684	3,815
Accumulated other comprehensive loss	(224)	(269)
Total stockholders' equity	3,461	3,547
Noncontrolling interests	301	279
Total equity	3,762	3,826
TOTAL LIABILITIES AND EQUITY	$14,002	$13,324

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24	$522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80	92
Gains on sales of real estate and other	—	(403)
Amortization of share awards	31	31
Amortization of operating lease right-of-use assets	8	10
Deferred income taxes	(24)	(87)
Asset impairments	4	17
Equity (earnings) losses from unconsolidated hospitality ventures	12	(75)
Contra revenue	20	13
Unrealized gains, net	(10)	(13)
Payments for key money assets	(18)	(25)
Deferred revenue related to the loyalty program	90	84
Working capital changes and other	(64)	76
Net cash provided by operating activities	153	242
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(172)	(310)
Proceeds from marketable securities and short-term investments	481	175
Contributions to equity method and other investments	(46)	(6)
Return of equity method and other investments	8	—
Capital expenditures	(30)	(34)
Proceeds from sales of real estate and other, net of cash disposed (1)	(9)	214
Other investing activities	7	3
Net cash provided by investing activities	239	42
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of issuance costs of $9 and $—, respectively	990	—
Repayments and repurchases of debt	(451)	(1)
Repurchases of common stock	(149)	(388)
Dividends paid	(14)	(15)
Payment of withholding taxes for stock-based compensation	(23)	(40)
Other financing activities	(13)	—
Net cash provided by (used in) financing activities	340	(444)
Effect of exchange rate changes on cash	(8)	(2)
Net increase (decrease) in cash, cash equivalents, and restricted cash, including cash, cash equivalents, and restricted cash classified within current assets held for sale	724	(162)
Net increase in cash, cash equivalents, and restricted cash classified within assets held for sale	—	3
Net increase (decrease) in cash, cash equivalents, and restricted cash	724	(159)
Cash, cash equivalents, and restricted cash—Beginning of period	1,015	919
Cash, cash equivalents, and restricted cash—End of period	$1,739	$760

(1) Represents a $9 million payment for proration adjustments during the three months ended March 31, 2025 related to the sale of Hyatt Regency Orlando and an adjacent undeveloped land parcel. At December 31, 2024, the liability was recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet.

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

Supplemental disclosure of cash flow information:

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$1,735	$740
Restricted cash	1	16
Restricted cash included in other assets	3	4
Total cash, cash equivalents, and restricted cash	$1,739	$760

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash paid during the period for interest	$47	$39
Cash paid during the period for income taxes	$134	$15
Cash paid for amounts included in the measurement of operating lease liabilities	$11	$12
Non-cash investing and financing activities:
Non-cash contributions to equity method and other investments (Note 4)	$—	$20
Non-cash issuance of financing receivables (Note 6)	$—	$41

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	Stockholders' equity attributable to Hyatt Hotels Corporation
	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Class	Class	Class	Class
	A	B	A	B
BALANCE—January 1, 2024	44,275,818	58,757,123	$1	$—	$—	$3,738	$(175)	$3	$3,567
Net income	—	—	—	—	—	522	—	—	522
Other comprehensive loss	—	—	—	—	—	—	(22)	—	(22)
Repurchases of common stock (1)	(528,427)	(1,987,229)	—	—	(2)	(387)	—	—	(389)
Employee stock plan issuance	13,475	—	—	—	2	—	—	—	2
Share-based payment activity	635,482	—	—	—	—	(5)	—	—	(5)
Cash dividends declared of $0.15 per share (Note 13)	—	—	—	—	—	(15)	—	—	(15)
Class share conversions	766,296	(766,296)	—	—	—	—	—	—	—
BALANCE—March 31, 2024	45,162,644	56,003,598	$1	$—	$—	$3,853	$(197)	$3	$3,660

BALANCE—January 1, 2025	42,613,090	53,531,579	$1	$—	$—	$3,815	$(269)	$279	$3,826
Net income	—	—	—	—	—	20	—	4	24
Other comprehensive income	—	—	—	—	—	—	45	13	58
Measurement period adjustment for noncontrolling interest (Note 6)	—	—	—	—	—	—	—	5	5
Repurchases of common stock (1)	(1,078,511)	—	—	—	(13)	(137)	—	—	(150)
Employee stock plan issuance	12,982	—	—	—	2	—	—	—	2
Share-based payment activity	351,159	—	—	—	11	—	—	—	11
Cash dividends declared of $0.15 per share (Note 13)	—	—	—	—	—	(14)	—	—	(14)
Class share conversions	19,001	(19,001)	—	—	—	—	—	—	—
BALANCE—March 31, 2025	41,917,721	53,512,578	$1	$—	$—	$3,684	$(224)	$301	$3,762

(1) Includes a $1 million liability recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets at both March 31, 2024 and March 31, 2025 related to the 1% U.S. federal excise tax on certain share repurchases enacted by the Inflation Reduction Act of 2022.

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions of dollars, unless otherwise indicated)
(Unaudited)
1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries have offerings that consist of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential and vacation units. We also offer distribution and destination management services through ALG Vacations and distribution services through Mr & Mrs Smith, a boutique and luxury global travel platform. At March 31, 2025, our hotel portfolio included 1,460 hotels (357,336 rooms) throughout the world, of which 726 hotels (167,036 rooms) are located in the United States, and 148 are all-inclusive resorts (55,422 rooms). At March 31, 2025, our portfolio of properties operated in 79 countries around the world. Additionally, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other trade names or marks owned by such hotels or licensed by third parties.
Unless otherwise specified or required by the context, references in this Quarterly Report on Form 10-Q ("Quarterly Report") to "we," "our," "us," "Hyatt," or the "Company" refer to Hyatt Hotels Corporation and its consolidated subsidiaries. As used in this Quarterly Report:
•"hospitality ventures" refer to entities in which we own less than a 100% equity interest;
•"hotel portfolio" refers to our full service hotels, our select service hotels, and our all-inclusive resorts;
•"loyalty program" refers to the World of Hyatt loyalty program that is operated for the benefit of participating properties and generates substantial repeat guest business by rewarding frequent stays with points that can be redeemed for hotel nights and other valuable rewards;
•"properties," "portfolio of properties," or "property portfolio" refer to our hotel portfolio and residential and vacation units that we operate, manage, franchise, own, lease, develop, license, or to which we provide services or license our trademarks, including under the Park Hyatt, Alila, Miraval, Impression by Secrets, The Unbound Collection by Hyatt, Andaz, Thompson Hotels, The Standard, Dream Hotels, The StandardX, Breathless Resorts & Spas, JdV by Hyatt, Bunkhouse Hotels, Me and All Hotels, Zoëtry Wellness & Spa Resorts, Hyatt Ziva, Hyatt Zilara, Secrets Resorts & Spas, Dreams Resorts & Spas, Hyatt Vivid Hotels & Resorts, Sunscape Resorts & Spas, Alua Hotels & Resorts, Bahia Principe Hotels & Resorts, Grand Hyatt, Hyatt Regency, Destination by Hyatt, Hyatt Centric, Hyatt Vacation Club, Hyatt, Caption by Hyatt, Hyatt Place, Hyatt House, Hyatt Studios, Hyatt Select, and UrCove brands;
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
The unaudited condensed consolidated financial statements and accompanying footnotes (the "Notes") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. As a result, this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying footnotes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Form 10-K").
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

Transaction and Integration Costs—During the year ended December 31, 2024, we presented a new financial statement line item to provide enhanced visibility on our condensed consolidated statements of income and reclassified prior-period results for comparability. Transaction and integration costs include the following:
•integration costs, which were recognized in integration costs during the three months ended March 31, 2024 and primarily include expenses incurred related to the integration of recently acquired businesses, including certain compensation expenses, professional fees, sales and marketing expenses, and technology expenses;
•transaction costs for potential transactions, primarily related to professional fees incurred for acquisitions and dispositions, which were recognized in general and administrative expenses during the three months ended March 31, 2024; and
•transaction costs for transactions completed during the period, primarily related to professional fees incurred for acquisitions, which were recognized in other income (loss), net during the three months ended March 31, 2024. Transaction costs incurred during the period of a completed disposition continue to be recognized in gains on sales of real estate and other.
2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Future Adoption of Accounting Standards
Disclosure Improvements—In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-06 ("ASU 2023-06"), Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. ASU 2023-06 modifies the disclosure and presentation requirements for certain FASB Accounting Standards Codification topics to align with Securities and Exchange Commission ("SEC") regulations. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from its regulations becomes effective, if the SEC removes the disclosure by June 30, 2027. The provisions of ASU 2023-06 are to be applied prospectively, with early adoption prohibited. We do not expect the adoption of ASU 2023-06 to have a material impact on our condensed consolidated financial statements and accompanying Notes.
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
Expense Disaggregation Disclosures—In November 2024, the FASB issued Accounting Standards Update No. 2024-03 ("ASU 2024-03"), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of disaggregated information about certain costs and expenses presented on the consolidated statements of income, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, as clarified by Accounting Standards Update No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, and may be applied either prospectively or retrospectively for any or all prior periods presented. We are currently assessing the impact of adopting ASU 2024-03.
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
See Note 16 for our revenues disaggregated by the nature of the product or service.

Contract Balances
Contract assets, included in receivables, net on our condensed consolidated balance sheets, were $4 million and insignificant at March 31, 2025 and December 31, 2024, respectively. As our profitability hurdles are generally calculated on a full-year basis, we expect our contract assets to be insignificant at year end.
Contract liabilities were comprised of the following:

	March 31, 2025	December 31, 2024
Deferred revenue related to the loyalty program	$1,423	$1,333
Deferred revenue related to distribution and destination management services	649	705
Deferred revenue related to insurance programs	78	112
Deferred revenue related to co-branded credit card programs	75	66
Advanced deposits	65	53
Initial fees received from franchise owners	47	47
Other deferred revenue	82	80
Total contract liabilities	$2,419	$2,396
Revenue recognized during the three months ended March 31, 2025 and March 31, 2024 included in the contract liabilities balance at the beginning of each year was $661 million and $623 million, respectively. This revenue primarily relates to distribution and destination management services and the loyalty program.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $125 million at March 31, 2025, approximately 10% of which we expect to recognize over the next 12 months, with the remainder to be recognized thereafter.
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
Variable Interest Entities
Bahia Principe—During the year ended December 31, 2024, we entered into a shareholders' agreement with an unrelated third-party and acquired 50% of the outstanding shares of Management Hotelero Piñero, S.L. (the "Bahia Principe Transaction"). The joint venture, which is a variable interest entity ("VIE"), owns the Bahia Principe brand and manages Bahia Principe Hotels & Resorts-branded properties (see Note 6). Through our variable interest, we have the power to direct the activities that most significantly affect the economic performance of the VIE and have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE and therefore, we are the primary beneficiary. We consolidate the operating results and financial position of this VIE in our condensed consolidated financial statements within our management and franchising segment.
The following table summarizes the VIE's assets and liabilities, including the effect of foreign currency translation, recorded on our condensed consolidated balance sheets at March 31, 2025 and December 31, 2024. The assets may only be used to settle obligations of the consolidated VIE, if any. In addition, there is no recourse to us for the consolidated VIE's liabilities.

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1	$2
Receivables	30	15
Total current assets	31	17
Operating lease right-of-use assets	1	1
Goodwill	163	147
Intangibles, net	534	515
Other assets	53	50
Total assets	$782	$730

Accounts payable	$16	$15
Accrued expenses and other current liabilities	1	1
Total current liabilities	17	16
Long-term operating lease liabilities	1	1
Other long-term liabilities	169	161
Total liabilities	$187	$178
The joint venture increases our all-inclusive portfolio and provides guests and loyalty program members more opportunities to experience all-inclusive travel. In conjunction with the transaction, we entered into various agreements with the joint venture and its related parties to provide certain commercial and management support services to the joint venture and to support the growth of the Bahia Principe brand and the operation of the Bahia Principe Hotels & Resorts-branded properties.
UVC Transaction—During the three months ended March 31, 2024, we completed a restructuring of the entity that owns the Unlimited Vacation Club paid membership program business and sold 80% of the entity to an unrelated third party for $80 million (the "UVC Transaction"). As a result of the transaction, we deconsolidated the entity as we no longer have a controlling financial interest, and we account for our remaining 20% ownership interest as an equity method investment in an unconsolidated hospitality venture. We received $41 million of proceeds, net of $39 million of cash disposed; recorded a $20 million equity method investment representing the fair value of our retained investment in the entity; and recorded $86 million of guarantee liabilities as described below. The transaction was accounted for as a business disposition and resulted in a $231 million pre-tax gain, which was recognized in gains on sales of real estate and other on our condensed consolidated statements of income during the three months ended March 31, 2024. We continue to manage the Unlimited Vacation Club business under a long-term management agreement and license and royalty agreement. The operating results of the Unlimited Vacation Club business prior to the UVC Transaction are reported within our distribution segment.
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
Additionally, we agreed to indemnify the unconsolidated hospitality venture, the primary obligor to the foreign taxing authorities, for obligations the entity may incur as a result of uncertain tax positions. Following the transaction, we accounted for the indemnification as a guarantee. We derecognized the long-term income taxes payable related to the uncertain tax positions and recorded a $61 million guarantee liability at fair value in other long-term liabilities on our condensed consolidated balance sheet. The fair value of the indemnification was estimated using a probability-based weighting approach to determine the likelihood of payment of the tax liability, penalties, and interest related to the 2013 through 2018 tax years. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, and expected timing of cash flows, which are primarily Level Three assumptions. At March 31, 2025, the indemnification for open tax years had a maximum exposure of $76 million.

The entity that owns the Unlimited Vacation Club business is classified as a VIE in which we hold a variable interest but are not the primary beneficiary, and we account for our common ownership interest as an equity method investment. At March 31, 2025 and December 31, 2024, we had $70 million and $68 million, respectively, recorded in other long-term liabilities (see Note 10) on our condensed consolidated balance sheets related to our guaranteed obligations of this unconsolidated VIE. At March 31, 2025 and December 31, 2024, our maximum exposure to loss was $146 million and $142 million, respectively, which includes the maximum exposure under the guarantee and indemnification (see Note 12).
Equity Method Investments
Equity method investments were $209 million and $189 million at March 31, 2025 and December 31, 2024, respectively.
Juniper Hotels Limited—On February 28, 2024, Juniper Hotels Limited completed its initial public offering ("IPO") and issued 50,000,000 equity shares on the BSE Limited and National Stock Exchange of India Limited stock exchanges. Both prior and subsequent to the IPO, we hold 86,251,192 equity shares in the entity. At March 31, 2025, the aggregate value of our equity shares was $253 million based on the price per share of the principal market.
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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value on our condensed consolidated balance sheets, were as follows:

	March 31, 2025	December 31, 2024
Loyalty program (Note 8)	$669	$642
Deferred compensation plans held in rabbi trusts (Note 8 and Note 10)	523	548
Captive insurance company (Note 8)	162	86
Total marketable securities held to fund operating programs	$1,354	$1,276
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents and short-term investments	(147)	(55)
Marketable securities held to fund operating programs included in other assets	$1,207	$1,221
At March 31, 2025 and December 31, 2024, marketable securities held to fund operating programs included:
•$555 million and $473 million, respectively, of available-for-sale ("AFS") debt securities with contractual maturity dates ranging from 2025 through 2069. The amortized cost of our AFS debt securities approximates fair value;
•$25 million, in both periods, of time deposits classified as held-to-maturity ("HTM") debt securities with a contractual maturity date in 2025. The amortized cost of our time deposits approximates fair value;
•$17 million, in both periods, of equity securities with a readily determinable fair value.

Net unrealized and realized gains (losses) from marketable securities held to fund operating programs recognized on our condensed consolidated financial statements were as follows:

	Three Months Ended March 31,
	2025	2024
Unrealized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$(14)	$22
Revenues for reimbursed costs (2)	(7)	11
Other income (loss), net (Note 18)	2	—
Other comprehensive income (loss) (Note 13)	7	(4)

Realized gains, net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$2	$2
Revenues for reimbursed costs (2)	1	1
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
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at cost or fair value, depending on the nature of the investment, on our condensed consolidated balance sheets, were as follows:

	March 31, 2025	December 31, 2024
Interest-bearing money market funds	$447	$600
Common shares in Playa Hotels (Note 8)	162	154
Time deposits (1)	617	379
Total marketable securities held for investment purposes	$1,226	$1,133
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(1,058)	(975)
Marketable securities held for investment purposes included in other assets	$168	$158
(1) Time deposits have contractual maturities on various dates through 2027. The amortized cost of our time deposits approximates fair value.
We hold common shares in Playa Hotels & Resorts N.V. ("Playa Hotels"), which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. We did not sell any of these common shares during the three months ended March 31, 2025 or March 31, 2024. Net unrealized gains recognized on our condensed consolidated statements of income were as follows:

	Three Months Ended March 31,
	2025	2024
Other income (loss), net (Note 18)	$8	$13

Fair Value—We measure marketable securities at fair value on a recurring basis:

	March 31, 2025	Cash and cash equivalents	Short-term investments	Other assets
Level One—Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$525	$525	$—	$—
Mutual funds and exchange-traded funds	529	—	—	529
Common shares	173	—	—	173
Level Two—Significant Other Observable Inputs
Time deposits	642	605	6	31
U.S. government obligations	314	5	22	287
U.S. government agencies	20	—	—	20
Corporate debt securities	307	—	42	265
Mortgage-backed securities	28	—	—	28
Asset-backed securities	38	—	—	38
Municipal and provincial notes and bonds	4	—	—	4
Total	$2,580	$1,135	$70	$1,375

	December 31, 2024	Cash and cash equivalents	Short-term investments	Other assets
Level One—Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$638	$638	$—	$—
Mutual funds and exchange-traded funds	555	—	—	555
Common shares	164	—	—	164
Level Two—Significant Other Observable Inputs
Time deposits	404	20	355	29
U.S. government obligations	307	—	5	302
U.S. government agencies	21	—	—	21
Corporate debt securities	249	—	12	237
Mortgage-backed securities	29	—	—	29
Asset-backed securities	38	—	—	38
Municipal and provincial notes and bonds	4	—	—	4
Total	$2,409	$658	$372	$1,379
During the three months ended March 31, 2025 and March 31, 2024, there were no transfers between levels of the fair value hierarchy. We do not have nonfinancial assets or nonfinancial liabilities required to be measured at fair value on a recurring basis.
Other Investments
HTM Debt Securities—We hold investments in third-party entities associated with certain of our hotels. The investments are redeemable on various dates through 2062 and recorded as HTM debt securities within other assets on our condensed consolidated balance sheets:

	March 31, 2025	December 31, 2024
HTM debt securities (1)	$296	$276
Less: allowance for credit losses	(9)	(9)
Total HTM debt securities, net of allowances	$287	$267
(1) Includes a $194 million preferred equity investment in a third-party entity that owns a managed hotel. The investment was net of $34 million and $35 million of unamortized discounts at March 31, 2025 and December 31, 2024, respectively. Accretion of the discount is recognized as interest income in other income (loss), net on our condensed consolidated statements of income (see Note 18) and is based on an imputed interest rate of approximately 8.9%.

The following table summarizes the activity in our HTM debt securities allowance for credit losses:

	2025	2024
Allowance at January 1	$9	$13
Provisions, net (1)	—	—
Allowance at March 31	$9	$13

(1) Provisions for credit losses were partially or fully offset by interest income recognized in the same periods (see Note 18).
We estimated the fair value of these HTM debt securities to be approximately $287 million and $270 million at March 31, 2025 and December 31, 2024, respectively. The fair values of our preferred equity investments, which are classified as Level Three in the fair value hierarchy, are estimated using probability-based discounted future cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is the selection of appropriate discount rates and probability weighting. Fluctuations in these assumptions could result in different estimates of fair value. The remaining HTM debt securities are classified as Level Two in the fair value hierarchy due to the use and weighting of multiple market inputs being considered in the final price of the security.
Convertible Debt Security—We hold a convertible debt investment associated with one of our franchised properties. Our investment is classified as AFS and remeasured at fair value on a recurring basis. The fair value of our investment, which is classified as Level Three in the fair value hierarchy, was estimated using a discounted future cash flow model. The model includes assumptions and judgments regarding projected future cash flows and discount rate, and fluctuations in our assumptions could result in different estimates of fair value.
The convertible debt security has a contractual maturity date in 2029 and is recorded within other assets on our condensed consolidated balance sheets.

	March 31, 2025
	Amortized cost	Allowance for credit losses (1)	Gross unrealized gains	Gross unrealized losses	Fair value
AFS debt security	$30	$(5)	$12	$(12)	$25
(1) During the three months ended March 31, 2025, we recognized a $5 million credit loss provision in other income (loss), net on our condensed consolidated statements of income (see Note 18).

	December 31, 2024
	Amortized cost	Allowance for credit losses	Gross unrealized gains	Gross unrealized losses	Fair value
AFS debt security	$30	$—	$12	$—	$42
Net unrealized gains (losses) recognized on our condensed consolidated financial statements were as follows:

	Three Months Ended March 31,
	2025	2024
Other comprehensive income (loss) (Note 13)	$(12)	$—
Equity Securities Without a Readily Determinable Fair Value—At March 31, 2025 and December 31, 2024, we held $11 million and $12 million, respectively, of investments in equity securities without a readily determinable fair value, which are recorded within other assets on our condensed consolidated balance sheets and represent investments in entities where we do not have the ability to significantly influence the operations of the entity.
5.    RECEIVABLES
Receivables
At March 31, 2025 and December 31, 2024, we had $1,239 million and $1,121 million, respectively, of net receivables recorded on our condensed consolidated balance sheets.

The following table summarizes the activity in our receivables allowance for credit losses:

	2025	2024
Allowance at January 1	$62	$50
Provisions (reversals), net	4	3
Write-offs	(2)	(2)
Allowance at March 31	$64	$51
Financing Receivables

	March 31, 2025	December 31, 2024
Secured financing to hotel owners	$151	$150
Unsecured financing to hotel owners and unconsolidated hospitality ventures (1)	310	295
Total financing receivables	$461	$445
Less: current portion of financing receivables included in receivables, net	(60)	(41)
Less: allowance for credit losses (2)	(42)	(36)
Total long-term financing receivables, net of allowances	$359	$368
(1) Includes a $36 million and $35 million loan, net of $14 million and $15 million of unamortized discounts at March 31, 2025 and December 31, 2024, respectively, related to seller financing issued in conjunction with the sale of an undeveloped land parcel. Accretion of the discount is recognized as interest income in other income (loss), net on our condensed consolidated statements of income (see Note 18) and is based on an imputed interest rate of approximately 9.5%.

(2) At both March 31, 2025 and December 31, 2024, there was no allowance for credit losses recorded for secured financing to hotel owners.
Allowance for Credit Losses—The following table summarizes the activity in our unsecured financing receivables allowance for credit losses:

	2025	2024
Allowance at January 1	$36	$42
Provisions (reversals), net	6	(1)
Foreign currency exchange, net	—	(1)
Allowance at March 31	$42	$40
Credit Monitoring—Our unsecured financing receivables were as follows:

	March 31, 2025
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$256	$(38)	$218	$20
Other financing arrangements	54	(4)	50	—
Total unsecured financing receivables	$310	$(42)	$268	$20

	December 31, 2024
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$259	$(33)	$226	$20
Other financing arrangements	36	(3)	33	—
Total unsecured financing receivables	$295	$(36)	$259	$20
Fair Value—We estimated the fair value of financing receivables to be approximately $441 million and $440 million at March 31, 2025 and December 31, 2024, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using discounted future cash flow models. The principal inputs used are projected future cash flows and the discount rate, which is generally the effective interest rate of the loan.

6.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Bahia Principe—During the year ended December 31, 2024, we completed the Bahia Principe Transaction (see Note 4) for €419 million of base consideration, including €60 million of deferred consideration payable at future dates. The consideration was subject to customary adjustments related to working capital, cash, and indebtedness, and we may pay additional variable contingent consideration through 2034 primarily related to the achievement of certain milestones for the development of additional hotels to be managed by the joint venture. The contingent consideration is payable at each hotel opening and is based on a multiple of stabilized base and incentive management fee revenues, and therefore, we are unable to reasonably estimate our maximum potential future consideration.
We closed on the transaction on December 27, 2024, paid cash of €359 million (approximately $374 million), and accounted for the transaction as a business combination as we are the primary beneficiary of the VIE (see Note 4). Upon acquisition, we recorded a $58 million deferred consideration liability at fair value, of which $20 million was recorded in accrued expenses and other current liabilities and $38 million was recorded in other long-term liabilities on our condensed consolidated balance sheet. The fair value was estimated using a discounted future cash flow model and includes assumptions and judgments regarding the discount rate, which is primarily a Level Three assumption. We also recorded a $33 million contingent consideration liability at fair value in other long-term liabilities on our condensed consolidated balance sheet. The fair value was estimated using a discounted future cash flow model and includes assumptions and judgments regarding the discount rate, estimated probability of achieving the hotel development milestones, and expected amount and timing of payments, which are primarily Level Three assumptions. Total purchase consideration was determined as follows:

Cash paid, net of cash acquired	$372
Cash acquired	2
Fair value of deferred consideration	58
Fair value of contingent consideration	33
Total purchase consideration	$465
The acquisition includes management and hotel services agreements for operating hotels and the Bahia Principe trade name. In addition, the acquisition contemplates the future management of undeveloped Bahia Principe Hotels & Resorts-branded properties. Following the acquisition date, fee revenues and operating expenses of Bahia Principe were recognized on our condensed consolidated statements of income.
Our condensed consolidated balance sheets at both March 31, 2025 and December 31, 2024 reflect preliminary estimates of the fair value of the assets acquired, liabilities assumed, and the noncontrolling interest in the entity based on available information as of the acquisition date. The fair values of intangible assets acquired were estimated using either discounted future cash flow models or the relief from royalty method, both of which include revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three assumptions. The fair value of the noncontrolling interest related to the equity interests in the VIE held by our venture partner was estimated based on 50% of the enterprise value of the entity. The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
During the three months ended March 31, 2025, the fair values of certain assets acquired and liabilities assumed as well as the noncontrolling interest in the entity were revised. The measurement period adjustments primarily resulted from further evaluation of the contracts entered into upon acquisition and included the recognition of additional intangibles that were separately identifiable from goodwill as well as the related tax impacts that existed at the acquisition date. Measurement period adjustments recorded on our condensed consolidated balance sheet at March 31, 2025 include a $183 million increase in intangibles, net, a $47 million increase in other long-term liabilities, and a $5 million increase in the noncontrolling interest, all of which resulted in a corresponding $131 million decrease in goodwill. During the three months ended March 31, 2025, we recognized an insignificant amount of amortization expense on our condensed consolidated statements of income that would have been recognized during the year ended December 31, 2024, if the measurement period adjustments would have been made as of the acquisition date.
We will continue to evaluate the contracts acquired and the underlying inputs and assumptions used in our valuation of assets acquired, liabilities assumed, and the noncontrolling interest in the entity. Accordingly, these estimates, along with any related tax impacts, are subject to change during the measurement period, which is up to one year from the date of acquisition.
The following table summarizes the preliminary fair value of the acquired VIE (see Note 4) and other separately identifiable net assets acquired at the acquisition date:

Cash and cash equivalents	$2
Receivables (1)	15
Operating lease right-of-use assets	1
Goodwill (2)	205
Indefinite-lived intangibles (3)	84
Management and hotel services agreement intangibles (4)	616
Other assets (5)	50
Total assets acquired	$973

Accounts payable (1)	$15
Accrued expenses and other current liabilities	1
Long-term operating lease liabilities	1
Other long-term liabilities (5)	209
Total liabilities assumed	$226
Noncontrolling interest	$282
Total net assets acquired attributable to Hyatt Hotels Corporation	$465
(1) Relates to value added taxes. We recorded an offsetting payable as amounts to be received are due to a third-party.
(2) The goodwill is attributable to the growth opportunities we expect to realize by expanding our all-inclusive resort offerings. Goodwill is not tax deductible. At March 31, 2025, we have not completed the assignment of goodwill to reporting units.
(3) Relates to the Bahia Principe brand name.
(4) Amortized over useful lives of approximately 25 to 31 years, with a weighted-average useful life of approximately 28 years.
(5) Represents an indemnification asset that we expect to collect under contractual agreements for $50 million of pre-acquisition tax liabilities, which were recorded in other long-term liabilities, related to certain foreign filing positions, including interest (see Note 8 and Note 10).
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
The acquisition includes management, franchise, and license agreements for both operating and additional hotels that are expected to open in the future and the affiliated trade names. Following the acquisition date, fee revenues and operating expenses of Standard International were recognized on our condensed consolidated statements of income.
Our condensed consolidated balance sheets at both March 31, 2025 and December 31, 2024 reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired were estimated using either discounted future cash flow models or the relief from royalty method, both of which include revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three assumptions. The fair values of performance guarantee liabilities assumed were estimated using Monte Carlo simulations to model the probability of possible outcomes (see Note 12). The valuation methodology includes assumptions and judgments regarding discount rates, volatility, and hotel operating results, which are primarily Level Three assumptions. The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
During the three months ended March 31, 2025, the fair values of certain assets acquired and liabilities assumed were revised. The measurement period adjustments primarily resulted from the refinement of certain assumptions, including contract terms, renewal periods, and useful lives, which affected the underlying cash flows in the valuation, and were based on facts and circumstances that existed at the acquisition date. Measurement period adjustments recorded on our condensed consolidated balance sheet at March 31, 2025 include a $41 million decrease in intangibles, net with a corresponding increase in goodwill. During the three months ended March 31, 2025, we recognized an insignificant reduction of amortization expense on our condensed consolidated statements of income for the amount that would have not been recognized during the year ended December 31, 2024, if the measurement period adjustments would have been made as of the acquisition date.
We will continue to evaluate the contracts acquired and the underlying inputs and assumptions used in our valuation of assets acquired and liabilities assumed. Accordingly, these estimates, along with any related tax impacts, are subject to change during the measurement period, which is up to one year from the date of acquisition.
The following table summarizes the preliminary fair value of the identifiable net assets acquired at the acquisition date:

Cash and cash equivalents	$3
Receivables	4
Operating lease right-of-use assets	6
Goodwill (1)	127
Indefinite-lived intangibles (2)	88
Management and franchise agreement intangibles (3)	51
Total assets acquired	$279

Accounts payable	$1
Accrued expenses and other current liabilities	1
Accrued compensation and benefits	3
Current operating lease liabilities	1
Long-term operating lease liabilities	5
Other long-term liabilities	9
Total liabilities assumed	$20
Total net assets acquired attributable to Hyatt Hotels Corporation	$259
(1) The goodwill, which is primarily tax deductible and recorded on the management and franchising segment, is attributable to the growth opportunities we expect to realize by enhancing our lifestyle portfolio and offering immersive brand experiences.
(2) Relates to The Standard, Bunkhouse Hotels, and The Manner brand names.
(3) Amortized over useful lives of approximately 5 to 25 years, with a weighted-average useful life of approximately 18 years.
Planned Acquisition
Playa Hotels—On February 9, 2025, we agreed to acquire all of the outstanding shares of Playa Hotels, a leading owner, operator, and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations. Pursuant to the purchase agreement, Hyatt has commenced a tender offer to purchase all of the issued and outstanding ordinary shares at a cash price of $13.50 per share, for an enterprise value of approximately $2,600 million, including approximately $900 million of debt, net of cash acquired (the "Playa Hotels Acquisition"). We are currently the beneficial owner of 9.4% of Playa Hotels' outstanding shares (see Note 4). We intend to finance the acquisition using net proceeds from the 2028 Notes and 2032 Notes (see Note 9) and from a $1,700 million delayed draw term loan facility provided by a credit agreement with a syndicate of lenders that we entered into on April 11, 2025.

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
7.    INTANGIBLES, NET

		March 31, 2025
	Weighted- average useful lives in years	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	21	$1,536	$(313)	$1,223
Brand and other indefinite-lived intangibles	—	803	—	803
Customer relationships intangibles	10	410	(165)	245
Other intangibles	10	35	(11)	24
Total		$2,784	$(489)	$2,295

	December 31, 2024
	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	$1,368	$(290)	$1,078
Brand and other indefinite-lived intangibles	806	—	806
Customer relationships intangibles	410	(153)	257
Other intangibles	35	(9)	26
Total	$2,619	$(452)	$2,167

	Three Months Ended March 31,
	2025	2024
Amortization expense	$36	$36
8.    OTHER ASSETS

	March 31, 2025	December 31, 2024
Key money assets	$1,013	$994
Marketable securities held to fund the loyalty program (Note 4)	604	608
Marketable securities held to fund rabbi trusts (Note 4)	523	548
Long-term investments (Note 4)	329	325
Common shares in Playa Hotels (Note 4)	162	154
Marketable securities held for captive insurance company (Note 4)	80	65
Indemnification asset (Note 6)	53	50
Other	105	99
Total other assets	$2,869	$2,843

9.    DEBT
At March 31, 2025 and December 31, 2024, we had $4,328 million and $3,782 million, respectively, of total debt, which included $406 million and $456 million, respectively, recorded in current maturities of long-term debt on our condensed consolidated balance sheets.
Senior Notes Issuances—During the three months ended March 31, 2025, we issued $500 million of 5.050% senior notes due 2028 at an issue price of 99.905% (the "2028 Notes") and $500 million of 5.750% senior notes due 2032 at an issue price of 99.936% (the "2032 Notes"). We received approximately $990 million of net proceeds from the sale, after deducting $10 million of underwriting discounts and other offering expenses. We temporarily invested the net proceeds from the issuance in marketable securities (see Note 4), and we intend to use the net proceeds to fund a portion of the purchase price for the Playa Hotels Acquisition (see Note 6). Interest is payable semi-annually on March 30 and September 30 of each year, beginning on September 30, 2025.
Senior Notes Repayment—During the three months ended March 31, 2025, we repaid the outstanding $450 million of 5.375% senior notes due 2025 (the "2025 Notes") at maturity for approximately $460 million, inclusive of $10 million of accrued interest.
Variable Rate Mortgage Loan—During the year ended December 31, 2024, we assumed a €50 million secured mortgage loan through a facility agreement with Banco Bilbao Vizcaya Argentaria, S.A. ("BBVA") in conjunction with the acquisition of three Alua hotels. The variable rate loan, which had approximately $54 million and $52 million outstanding at March 31, 2025 and December 31, 2024, respectively, matures in 2031. Additionally, we assumed €38 million of interest rate swaps with BBVA that expire in 2029 and reduce our exposure to fluctuations in the Euro Interbank Offered Rate. The interest rate swaps are remeasured at fair value on a recurring basis and are classified as Level Two in the fair value hierarchy. The fair values of the interest rate swaps are estimated using an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rates and yield curves. At both March 31, 2025 and December 31, 2024, the fair values of the interest rate swaps were insignificant.
Variable Rate Term Loan—During the year ended December 31, 2024, we entered into a credit agreement with Bank of America to correspond with the total amount of the secured financing receivable we issued to the buyer in conjunction with the sale of Park Hyatt Zurich for a CHF 41 million variable rate term loan, which matures in 2029. At March 31, 2025 and December 31, 2024, we had approximately $46 million and $45 million, respectively, outstanding.
Revolving Credit Facility—During both the three months ended March 31, 2025 and March 31, 2024, we had no borrowings or repayments on our revolving credit facility. At both March 31, 2025 and December 31, 2024, we had no balance outstanding. At March 31, 2025, we had $1,497 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding.
Fair Value—We estimated the fair value of debt, which consists of the senior unsecured notes below (collectively, the "Senior Notes") and other long-term debt, excluding finance leases.
•$400 million of 4.850% senior notes due 2026
•$600 million of 5.750% senior notes due 2027
•$400 million of 4.375% senior notes due 2028
•$500 million of 5.050% senior notes due 2028
•$600 million of 5.250% senior notes due 2029
•$450 million of 5.750% senior notes due 2030
•$450 million of 5.375% senior notes due 2031
•$500 million of 5.750% senior notes due 2032
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

	March 31, 2025
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$4,359	$4,386	$—	$4,263	$123
(1) Excludes $4 million of finance lease obligations and $35 million of unamortized discounts and deferred financing fees.

	December 31, 2024
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$3,805	$3,813	$—	$3,695	$118
(2) Includes the 2025 Notes and excludes $4 million of finance lease obligations and $27 million of unamortized discounts and deferred financing fees.
10.    OTHER LONG-TERM LIABILITIES

	March 31, 2025	December 31, 2024
Deferred compensation plans funded by rabbi trusts (Note 4)	$523	$548
Income taxes payable	488	464
Guarantee liabilities (Note 12)	231	229
Deferred income taxes (Note 11)	225	171
Contingent consideration liabilities (Note 12)	208	214
Self-insurance liabilities (Note 12)	88	83
Deferred consideration liability (Note 6) (1)	40	38
Other	71	63
Total other long-term liabilities	$1,874	$1,810
(1) Relates to the Bahia Principe Transaction and was net of a $4 million unamortized discount at both March 31, 2025 and December 31, 2024. Accretion of the discount is recognized in interest expense and is based on an imputed interest rate of approximately 4.8%.

11.    TAXES

	Three Months Ended March 31,
	2025	2024
Provision for income taxes	$28	$19
The increase in the provision for income taxes during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily driven by an increase in uncertain tax positions in 2025 related to foreign tax filings, combined with a benefit related to employee compensation in 2024.
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
The Tax Court issued an opinion on October 2, 2023 related to the aforementioned case and determined that the Company must recognize approximately $12 million in net taxable income for the tax years 2009 through 2011, but that the Company need not recognize approximately $228 million in net taxable income related to tax years that preceded 2009. The Tax Court entered its decision on September 13, 2024. The Company filed a Notice of Appeal to the U.S. Court of Appeals on December 9, 2024. As part of the appeal, the Company will pay the tax liability and interest related to the 2009 through 2011 tax years as determined by the Tax Court, which is estimated to be $2 million. If the Tax Court's opinion is upheld on appeal, the estimated income tax payment due for the subsequent years 2012 through 2025 would be $301 million, including $49 million of estimated interest, net of federal benefit. We believe we have an adequate uncertain tax liability recorded in accordance with Accounting Standards Codification 740, Income Taxes, for this matter and believe that the ultimate outcome of this matter will not have a material effect on our consolidated financial position, results of operations, or liquidity.
At March 31, 2025 and December 31, 2024, total unrecognized tax benefits recorded in other long-term liabilities on our condensed consolidated balance sheets were $388 million and $366 million, respectively, of which $143 million and $137 million, respectively, would impact the effective tax rate, if recognized. While it is reasonably possible that the amount of uncertain tax benefits associated with the U.S. treatment of the loyalty program could significantly change within the next 12 months, at this time, we are not able to estimate the range by which the reasonably possible outcomes of the pending litigation could impact our uncertain benefits within the next 12 months.
Through a prior acquisition, we assumed an assessment of additional corporate income tax from the Mexican tax authorities, which was in the process of being appealed, primarily related to disallowed deductions taken on historical tax returns. Our request for appeal to a higher court for one of the tax years was denied on May 15, 2024, and the assessment was finalized. At both March 31, 2025 and December 31, 2024, we had an $18 million tax liability recorded in other long-term liabilities on our condensed consolidated balance sheets in connection with this matter. Our filing position for the additional tax years and matters assessed is more likely than not to be sustained. As the tax benefit that is more than 50% likely of being realized upon settlement is zero, we had a $13 million uncertain tax liability recorded in other long-term liabilities on our condensed consolidated balance sheets at both March 31, 2025 and December 31, 2024.
Further, the Mexican tax authorities disallowed credits taken on historical tax returns and applied value added taxes to certain transactions. In accordance with Accounting Standards Codification 450, Contingencies, we have not recorded a liability associated with the additional value added tax as we do not believe a loss is probable. At March 31, 2025, our maximum exposure is not expected to exceed $12 million.
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, in accordance with Accounting Standards Codification 450, Contingencies, we have not recorded a liability in connection with this matter. At March 31, 2025, our maximum exposure is not expected to exceed $19 million, including $14 million of estimated penalties and interest.
12.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety and other bonds, and letter of credit agreements.
Commitments—At March 31, 2025, we are committed, under certain conditions, to lend, provide certain consideration to, or invest in various business ventures up to $587 million, net of any related letters of credit.
Performance Guarantees and Performance Cure Payments—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. Except as described below, at March 31, 2025, our performance guarantees had $149 million of remaining maximum exposure and expire between 2025 and 2042.
Through acquisitions, we acquired certain management and hotel services agreements with performance guarantees based on annual performance levels and with expiration dates between 2027 and 2045. Contract terms within certain of these management and hotel services agreements limit our exposure, and therefore, we are unable to reasonably estimate our maximum potential future payments.
At March 31, 2025 and December 31, 2024, we had $114 million and $113 million, respectively, of total performance guarantee liabilities, which included $103 million and $104 million, respectively, recorded in other long-term liabilities and $11 million and $9 million, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.

Additionally, we enter into certain management and hotel services agreements where we have the right, but not an obligation, to make payments to certain third-party owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the contract. At March 31, 2025 and December 31, 2024, we had $3 million and no amount, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to these performance cure payments.
Debt Repayment Guarantees—We enter into various debt repayment guarantees, as summarized below, in order to assist third-party owners, franchisees, and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Geographical region	Maximum potential future payments (1)	Maximum exposure net of recoverability from third parties (1)	Other long-term liabilities recorded at March 31, 2025	Other long-term liabilities recorded at December 31, 2024	Year of guarantee expiration (2)
United States (3), (4)	$124	$25	$52	$51	various, through 2030
All foreign (3)	30	18	14	7	various, through 2028
Total	$154	$43	$66	$58
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
At March 31, 2025, we are not aware, nor have we received any notification, that our third-party owners, franchisees, or unconsolidated hospitality ventures are not current on their debt service obligations where we have provided a debt repayment guarantee.
Other Guarantees—We may be obligated to fund up to $146 million related to certain guarantees as a result of the UVC Transaction (see Note 4). At March 31, 2025 and December 31, 2024, we had $62 million and $67 million, respectively, of guarantee liabilities recorded in other long-term liabilities on our condensed consolidated balance sheets associated with these guarantees.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $220 million and $213 million at March 31, 2025 and December 31, 2024, respectively. Based on the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Contingent Consideration Fair Value—As part of acquisitions, we have entered into various contingent consideration arrangements. At March 31, 2025, we had $356 million of potential future consideration remaining under these arrangements. However, we are unable to reasonably estimate our maximum potential future consideration remaining related to the Bahia Principe Transaction (see Note 6).
At March 31, 2025 and December 31, 2024, we had $208 million and $214 million, respectively, recorded in other long-term liabilities, and $1 million and $3 million, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to contingent consideration. Our contingent consideration liabilities are remeasured at fair value on a recurring basis and are classified as Level Three in the fair value hierarchy. The following table summarizes the change in fair value recognized in other income (loss), net on our condensed consolidated statements of income:

	2025	2024
Fair value at January 1	$217	$115
Change in fair value (Note 18)	(5)	(4)
Payments	(3)	—
Fair value at March 31	$209	$111
Insurance—We obtain insurance for potential losses from general liability, property, automobile, aviation, environmental, workers' compensation, employment practices, crime, cyber, and other miscellaneous risks. A portion of these risks is retained through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance company to be paid within 12 months are $48 million and $46 million at March 31, 2025 and December 31, 2024, respectively, and are recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Reserves for losses in our captive insurance company to be paid in future periods are $88 million and $83 million at March 31, 2025 and December 31, 2024, respectively, and are recorded in other long-term liabilities on our condensed consolidated balance sheets (see Note 10).
Collective Bargaining Agreements—At March 31, 2025, approximately 21% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between various unions and us. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety and Other Bonds—Surety and other bonds issued on our behalf were $268 million at March 31, 2025 and primarily relate to our insurance programs, litigation, customer deposits associated with ALG Vacations, taxes, licenses, liens, and utilities for our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at March 31, 2025 were $108 million, which primarily relate to our ongoing operations, collateral for customer deposits associated with ALG Vacations, collateral for estimated insurance claims, and securitization of our performance under a certain debt repayment guarantee, which is only called on if the borrower defaults on its obligations. Of the letters of credit outstanding, $3 million reduces the available capacity under our revolving credit facility (see Note 9).
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
In conjunction with financing obtained for our unconsolidated hospitality ventures and certain managed or franchised properties, we may provide standard indemnifications to the lender for loss, liability, or damage occurring as a result of our actions or actions of the other unconsolidated hospitality venture partners or the respective third-party owners or franchisees.
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
We are subject to various claims and contingencies arising in the normal course of business, which are primarily related to lawsuits and taxes (see Note 11), as well as commitments under contractual obligations. Many of these claims are covered under our current insurance programs, subject to deductibles. We record a liability when the loss is probable and reasonably estimable, and if the loss is recoverable from third parties, we record a receivable when the realization of the claim is probable. Based on information currently available, we do not expect the ultimate resolution of such claims and litigation to have a material effect on our condensed consolidated financial statements.
During the year ended December 31, 2024, the Missouri Court of Appeals issued an opinion affirming a previous verdict awarding damages to a guest at one of our managed hotels. We requested the Missouri Supreme Court exercise jurisdiction over the appeal, and our petition was denied on April 1, 2025. In connection with this matter, we recorded an estimated liability in accrued expenses and other current liabilities with an offsetting receivable from insurance recorded in receivables, net on our condensed consolidated balance sheets at both March 31, 2025 and December 31, 2024. At March 31, 2025, our maximum exposure, which is fully insured, is not expected to exceed $213 million, including $36 million of estimated interest.

13.    EQUITY
Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss, net of tax impacts, were as follows:

	Balance at January 1, 2025	Other comprehensive income (loss) before reclassification	Amounts reclassified from accumulated other comprehensive loss	Balance at March 31, 2025
Foreign currency translation adjustments	$(251)	$48	$—	$(203)
AFS debt securities unrealized fair value adjustments	2	(4)	—	(2)
Derivative instrument adjustments (1)	(20)	—	1	(19)
Accumulated other comprehensive loss	$(269)	$44	$1	$(224)

(1) Amounts reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense on our condensed consolidated statements of income related to the settlement of interest rate locks. We expect to reclassify $5 million of losses, net of insignificant tax impacts, over the next 12 months.

	Balance at January 1, 2024	Other comprehensive income (loss) before reclassification	Amounts reclassified from accumulated other comprehensive loss	Balance at March 31, 2024
Foreign currency translation adjustments (1)	$(156)	$(21)	$3	$(174)
AFS debt securities unrealized fair value adjustments	4	(3)	—	1
Pension liabilities adjustments (2)	—	—	(1)	(1)
Derivative instrument adjustments (3)	(23)	(1)	1	(23)
Accumulated other comprehensive loss	$(175)	$(25)	$3	$(197)

(1) Amounts reclassified from accumulated other comprehensive loss included realized losses recognized in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income related to the dilution of our ownership interest in an unconsolidated hospitality venture (see Note 4).

(2) Amounts reclassified from accumulated other comprehensive loss primarily included realized gains recognized in gains on sales of real estate and other on our condensed consolidated statements of income related to the UVC Transaction (see Note 4).

(3) Amounts reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense on our condensed consolidated statements of income related to the settlement of interest rate locks.

Share Repurchases—On December 18, 2019, May 10, 2023, and May 8, 2024, our board of directors authorized repurchases of up to $750 million, $1,055 million, and $1,000 million, respectively, of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase ("ASR") transaction, at prices we deem appropriate and subject to market conditions, applicable law, and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A and Class B common stock. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time and does not have an expiration date.

	Three Months Ended March 31,
	2025	2024
Total number of shares repurchased	1,078,511	2,515,656
Weighted-average price per share	$138.50	$154.09
Aggregate purchase price (1)	$149	$388
(1) Excludes related insignificant expenses.
The shares of Class A common stock repurchased in the open market were retired and returned to the status of authorized and unissued shares, while the shares of Class B common stock repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares returned (see Note 15). At March 31, 2025, we had $822 million remaining under the total share repurchase authorization.

Dividends—The following tables summarize dividends declared to Class A and Class B stockholders of record:

	Three Months Ended March 31,
	2025	2024
Class A common stock	$6	$6
Class B common stock	8	9
Total cash dividends declared	$14	$15

Date declared	Dividend per share amount for Class A and Class B	Date of record	Date paid
February 13, 2025	$0.15	February 28, 2025	March 12, 2025
February 14, 2024	$0.15	February 28, 2024	March 12, 2024
14.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan (as amended from time to time, "LTIP"), we award time-vested stock appreciation rights ("SARs"), time-vested restricted stock units ("RSUs"), and performance-vested restricted stock units ("PSUs") to certain employees and non-employee directors. In addition, non-employee directors may elect to receive their annual fees and/or annual equity retainers in the form of shares of our Class A common stock. Compensation expense and unearned compensation presented below exclude (i) amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as these expenses have been, and will continue to be, reimbursed by our third-party owners and are recognized in revenues for reimbursed costs and reimbursed costs on our condensed consolidated statements of income and (ii) insignificant amounts related to employees of our owned and leased hotels recognized in owned and leased expenses on our condensed consolidated statements of income. Stock-based compensation expense recognized in general and administrative expenses, distribution expenses, and transaction and integration costs on our condensed consolidated statements of income related to our awards was as follows:

	Three Months Ended March 31,
	2025	2024
SARs	$13	$12
RSUs	17	16
PSUs	1	3
Total	$31	$31
SARs—During the three months ended March 31, 2025, we granted 302,439 SARs to employees with a weighted-average grant date fair value of $53.08. During the three months ended March 31, 2024, we granted 219,570 SARs to employees with a weighted-average grant date fair value of $68.83.
RSUs—During the three months ended March 31, 2025, we granted 402,172 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $122.68. During the three months ended March 31, 2024, we granted 280,081 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $156.91.
PSUs—During the three months ended March 31, 2025, we granted 61,714 PSUs to employees and non-employee directors with a weighted-average grant date fair value of $146.00. During the three months ended March 31, 2024, we did not grant any PSUs.
Our total unearned compensation for our stock-based compensation programs at March 31, 2025 was $4 million for SARs, $53 million for RSUs, and $10 million for PSUs, which will be recognized in general and administrative expenses, distribution expenses, and transaction and integration costs over a weighted-average period of three years with respect to SARs and RSUs and one year with respect to PSUs.

15.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout 2025 and 2024 is the brother-in-law of our Executive Chairman. During the three months ended March 31, 2025 and March 31, 2024, we incurred $14 million and $6 million, respectively, of legal fees with this firm. At March 31, 2025 and December 31, 2024, we had $9 million and $2 million, respectively, due to the law firm.
Equity Method Investments—We have equity method investments in entities that own, operate, manage, or franchise properties or other hospitality-related businesses, including the Unlimited Vacation Club paid membership program, for which we receive management, franchise, license, or royalty fees. We recognized $24 million and $15 million of fee revenues during the three months ended March 31, 2025 and March 31, 2024, respectively. In addition, in some cases we provide loans or guarantees to these entities (see Note 4, Note 5, and Note 12). During both the three months ended March 31, 2025 and March 31, 2024, we recognized an insignificant amount of income related to these guarantees. At March 31, 2025 and December 31, 2024, we had $124 million and $112 million, respectively, due from these entities, inclusive of $91 million and $67 million, respectively, recorded in receivables, net and $33 million and $45 million, respectively, recorded in financing receivables, net on our condensed consolidated balance sheets. During both the three months ended March 31, 2025 and March 31, 2024, we recognized an insignificant amount of interest income related to these receivables. Our ownership interest in these unconsolidated hospitality ventures varies from 20% to 50%.
In addition to the above fees, we provide services related to sales and revenue management, marketing, global care centers (including reservation and customer support), digital and technology, and digital media (collectively, "system-wide services") on behalf of owners of managed and franchised properties and administer the loyalty program for the benefit of Hyatt's portfolio of properties. These expenses have been, and will continue to be, reimbursed by our third-party owners and franchisees and are recognized in revenues for reimbursed costs and reimbursed costs on our condensed consolidated statements of income.
Class B Share Conversion—During the three months ended March 31, 2025 and March 31, 2024, 19,001 shares and 766,296 shares, respectively, of Class B common stock were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.
Class B Share Repurchase—During the three months ended March 31, 2024, we repurchased 1,987,299 shares of Class B common stock at a weighted-average price of $156.67 per share, for an aggregate purchase price of approximately $312 million. The shares of Class B common stock were repurchased in privately negotiated transactions from a limited liability company owned directly and indirectly by trusts for the benefit of certain Pritzker family members and a private foundation affiliated with certain Pritzker family members, and were retired, thereby reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.
16.     SEGMENT INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker ("CODM") to assess performance and make decisions regarding the allocation of resources. Our CODM is our President and Chief Executive Officer. We define our operating and reportable segments as follows:
•Management and franchising—This segment derives its earnings primarily from the provision of management, franchising, and hotel services, or the licensing of our intellectual property to, (i) our property portfolio, (ii) our co-branded credit card programs, and (iii) other hospitality-related businesses, including the Unlimited Vacation Club following the UVC Transaction. Intersegment revenues relate to management fees earned from our owned and leased hotels and commission fees earned from certain ALG Vacations bookings, both of which are eliminated in consolidation. Additionally, we recognize revenues for reimbursed costs in this segment primarily related to payroll at managed properties where we are the employer, as well as costs associated with system-wide services and the loyalty program operated on behalf of owners of managed and franchised properties.

•Owned and leased—This segment derives its earnings from owned and leased hotel properties located predominantly in the United States but also in certain international locations, and for purposes of segment Adjusted EBITDA, includes our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA, primarily based on our ownership percentage of each venture. Adjusted EBITDA includes intercompany management fee expenses paid to our management and franchising segment, which are eliminated in consolidation. Intersegment revenues relate to promotional award redemptions earned by our owned and leased hotels related to our co-branded credit card programs and are eliminated in consolidation.
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
During the year ended December 31, 2024, we revised our definition of Adjusted EBITDA to exclude transaction and integration costs (see Note 1), and we recast prior-period results to provide comparability. The revised definition excludes integration costs, which were recognized in integration costs during the three months ended March 31, 2024 and transaction costs, which were recognized in general and administrative expenses during the three months ended March 31, 2024. Previously, only transaction costs recognized in gains on sales of real estate and other and other income (loss), net were excluded from Adjusted EBITDA. As transaction and integration costs may vary in frequency or magnitude, we believe the revised definition presents a more representative measure of our core operations, assists in the comparability of results, and provides information consistent with how our management evaluates operating performance.
Our CODM evaluates performance based on segment revenues and Adjusted EBITDA. Our CODM uses these measures to evaluate trends and assess segment operating performance as compared to our prior-period and forecasted results as well as our industry and competitors in order to determine how to allocate resources to each segment. Significant segment expenses include Adjusted general and administrative expenses, owned and leased expenses, and distribution expenses. Our CODM does not evaluate our operating segments using discrete asset information.
We define Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus net income (loss) attributable to noncontrolling interests and our pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA, primarily based on our ownership percentage of each owned and leased venture, adjusted to exclude amortization of management and hotel services agreement and franchise agreement assets ("key money assets") and performance cure payments, which constitute payments to customers ("Contra revenue"); revenues for reimbursed costs; stock-based compensation expense; transaction and integration costs; depreciation and amortization; reimbursed costs that we intend to recover over the long term; equity earnings (losses) from unconsolidated hospitality ventures; interest expense; gains (losses) on sales of real estate and other; asset impairments; other income (loss), net; and benefit (provision) for income taxes.
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

The following tables present revenues disaggregated by the nature of the product or service and by segment and a reconciliation of segment revenues to segment Adjusted EBITDA:

	Three Months Ended March 31, 2025
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$120	$—	$—	$120	$(6)	$114
Incentive management fees	77	—	—	77	(1)	76
Franchise and other fees	119	—	—	119	(2)	117
Gross fees	316	—	—	316	(9)	307
Rooms and packages	—	148	—	148	(4)	144
Food and beverage	—	46	—	46	—	46
Other	—	29	—	29	—	29
Owned and leased	—	223	—	223	(4)	219
Distribution	—	—	315	315	—	315
Other revenues	11	—	—	11	—	11
Segment revenues	327	223	315	865	(13)	852
Contra revenue	(20)	—	—	(20)	—	(20)
Revenues for reimbursed costs	886	—	—	886	—	886
Total revenues	$1,193	$223	$315	$1,731	$(13)	$1,718

Intersegment revenues	$9	$4	$—	$13

	Three Months Ended March 31, 2025
	Management and franchising	Owned and leased	Distribution	Segment Total
Segment revenues	$327	$223	$315	$865
Significant segment expenses:
Adjusted general and administrative expenses	(67)	(2)	—	(69)
Owned and leased expenses (1)	—	(206)	—	(206)
Distribution expenses (2)	—	—	(268)	(268)
Other segment items:
Other income (expenses) (3)	(24)	—	2	(22)
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	—	12	—	12
Segment Adjusted EBITDA	$236	$27	$49	$312

(1) Includes intercompany management fee expenses paid to our management and franchising segment and promotional award redemptions earned by our owned and leased hotels related to our co-branded credit card programs, both of which are eliminated in consolidation.

(2) Includes intercompany commission fee expenses paid to our management and franchising segment, which are eliminated in consolidation.
(3) Management and franchising primarily includes direct costs associated with our co-branded credit card programs recognized in other direct costs. Distribution includes stock-based compensation expense recognized in distribution expenses.

	Three Months Ended March 31, 2024
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$107	$—	$—	$107	$(9)	$98
Incentive management fees	68	—	—	68	(4)	64
Franchise and other fees	102	—	—	102	(2)	100
Gross fees	277	—	—	277	(15)	262
Rooms and packages	—	194	—	194	(7)	187
Food and beverage	—	83	—	83	—	83
Other	—	39	—	39	—	39
Owned and leased	—	316	—	316	(7)	309
Distribution	—	—	319	319	—	319
Other revenues	9	—	26	35	—	35
Segment revenues	286	316	345	947	(22)	925
Contra revenue	(13)	—	—	(13)	—	(13)
Revenues for reimbursed costs	802	—	—	802	—	802
Total revenues	$1,075	$316	$345	$1,736	$(22)	$1,714

Intersegment revenues	$15	$7	$—	$22

	Three Months Ended March 31, 2024
	Management and franchising	Owned and leased	Distribution	Segment Total
Segment revenues	$286	$316	$345	$947
Significant segment expenses:
Adjusted general and administrative expenses	(63)	(3)	(6)	(72)
Owned and leased expenses (1)	—	(270)	—	(270)
Distribution expenses (2)	—	—	(276)	(276)
Other segment items:
Other income (expenses) (3)	(20)	2	(24)	(42)
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	—	17	—	17
Segment Adjusted EBITDA	$203	$62	$39	$304

(1) Includes intercompany management fee expenses paid to our management and franchising segment and promotional award redemptions earned by our owned and leased hotels related to our co-branded credit card programs, both of which are eliminated in consolidation.

(2) Includes intercompany commission fee expenses paid to our management and franchising segment, which are eliminated in consolidation.
(3) Management and franchising primarily includes direct costs associated with our co-branded credit card programs recognized in other direct costs. Owned and leased includes the change in market performance of the underlying invested assets recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts. Distribution includes stock-based compensation expense recognized in distribution expenses and the paid membership program prior to the UVC Transaction recognized in other direct costs.

The following table provides a reconciliation of segment Adjusted EBITDA to income before income taxes:

	Three Months Ended March 31,
	2025	2024
Segment Adjusted EBITDA	$312	$304
Unallocated overhead expenses	(40)	(46)
Eliminations	1	1
Contra revenue	(20)	(13)
Revenues for reimbursed costs	886	802
Reimbursed costs	(902)	(836)
Stock-based compensation expense (Note 14) (1)	(31)	(31)
Transaction and integration costs	(23)	(8)
Depreciation and amortization	(80)	(92)
Equity earnings (losses) from unconsolidated hospitality ventures	(12)	75
Interest expense	(66)	(38)
Gains on sales of real estate and other	—	403
Asset impairments	(4)	(17)
Other income (loss), net	43	54
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	(12)	(17)
Income before income taxes	$52	$541
(1) Includes amounts recognized in general and administrative expenses and distribution expenses.
17.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per Class A and Class B share, including a reconciliation of the numerator and denominator, is as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$24	$522
Net income attributable to noncontrolling interests	$4	$—
Net income attributable to Hyatt Hotels Corporation	$20	$522
Denominator:
Basic weighted-average shares outstanding	95,980,414	102,777,418
Stock-based compensation	2,083,442	3,126,173
Diluted weighted-average shares outstanding	98,063,856	105,903,591
Basic Earnings Per Class A and Class B Share:
Net income	$0.24	$5.08
Net income attributable to noncontrolling interests	$0.04	$—
Net income attributable to Hyatt Hotels Corporation	$0.20	$5.08
Diluted Earnings Per Class A and Class B Share:
Net income	$0.23	$4.93
Net income attributable to noncontrolling interests	$0.04	$—
Net income attributable to Hyatt Hotels Corporation	$0.19	$4.93

The computations of diluted earnings per Class A and Class B share do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended March 31,
	2025	2024
SARs	3,700	1,800
RSUs	1,700	2,800
18.    OTHER INCOME (LOSS), NET

	Three Months Ended March 31,
	2025	2024
Interest income	$35	$22
Guarantee amortization income (Note 12)	13	11
Unrealized gains, net (Note 4)	10	13
Contingent consideration liabilities fair value adjustments (Note 12)	5	4
Foreign currency exchange, net	2	1
Guarantee expense (Note 12)	(6)	(3)
Credit loss provisions, net (Note 4 and Note 5)	(10)	—
Other, net	(6)	6
Other income (loss), net	$43	$54

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, and financial performance, and prospective or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance, or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and pace of economic recovery following economic downturns; global supply chain constraints and interruptions, rising costs of construction-related labor and materials, and increases in costs due to inflation or other factors that may not be fully offset by increases in revenues in our business; risks affecting the luxury, resort, and all-inclusive lodging segments; levels of spending in business, leisure, and group segments, as well as consumer confidence; declines in occupancy and average daily rate ("ADR"); limited visibility with respect to future bookings; loss of key personnel; domestic and international political and geopolitical conditions, including political or civil unrest or changes in trade policy; the impact of global tariff policies or regulations; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; the effects that the announcement or pendency of the planned Playa Hotels Acquisition may have on us, Playa and our respective business and ability to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom we or they do business; inability to obtain required regulatory or government approvals or to obtain such approvals on satisfactory conditions; inability to obtain sufficient stockholder tender of Playa ordinary shares, stockholder approval or to satisfy other closing conditions; the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive agreement; the effects that any termination of the definitive agreement may have on us or our business; failure to successfully complete the planned acquisition; legal proceedings that may be instituted related to the planned acquisition; significant and unexpected costs, charges or expenses related to the planned acquisition; risks associated with potential divestitures, including of Playa real estate or business; ability or failure to successfully integrate the acquisition with existing operations; ability to realize anticipated synergies of the Playa Hotels Acquisition or obtain the results anticipated; travel-related accidents; natural or man-made disasters, weather and climate-related events, such as hurricanes, earthquakes, tsunamis, tornadoes, droughts, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases, or fear of such outbreaks; our ability to successfully achieve specified levels of operating profits at hotels that have performance tests or guarantees in favor of our third-party owners; the impact of hotel renovations and redevelopments; risks associated with our capital allocation plans, share repurchase program, and dividend payments, including a reduction in, or elimination or suspension of, repurchase activity or dividend payments; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with colleagues and labor unions and changes in labor laws; the financial condition of, and our relationships with, third-party owners, franchisees, and hospitality venture partners; the possible inability of third-party owners, franchisees, or development partners to access the capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and our ability to successfully integrate completed acquisitions with existing operations; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; declines in the value of our real estate assets; unforeseen terminations of our management and hotel services agreements or franchise agreements; changes in federal, state, local, or foreign tax law; increases in interest rates, wages, and other operating costs; foreign exchange rate fluctuations or currency restructurings; risks associated with the introduction of new brand concepts, including lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, industry consolidation, and the markets where we operate; our ability to successfully grow the World of Hyatt loyalty program and manage the Unlimited Vacation Club paid membership program; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business and licensing businesses and our international operations.
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
At March 31, 2025, our hotel portfolio consisted of 1,460 properties (357,336 rooms), including:
•638 managed properties (192,593 rooms), including 109 all-inclusive resorts (38,120 rooms), all of which we operate under management and hotel services agreements with third-party owners;
•684 franchised properties (126,306 rooms), including 8 all-inclusive resorts in which we hold common shares (3,153 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;
•31 owned and leased properties (10,184 rooms), including 17 owned hotels (6,059 rooms), 6 operating leased all-inclusive resorts (1,224 rooms), 4 operating leased hotels (1,697 rooms), 3 owned all-inclusive resorts (1,033 rooms), and 1 finance leased hotel (171 rooms), all of which we manage;
•22 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (7,613 rooms);
•61 franchised properties (8,748 rooms) operated by an unconsolidated hospitality venture in connection with a master license agreement by Hyatt; 6 of these properties (1,246 rooms) are leased by the unconsolidated hospitality venture; and
•22 all-inclusive resorts (11,892 rooms), operated by a consolidated hospitality venture.
Our property portfolio also included:
•22 vacation units (1,997 rooms) under the Hyatt Vacation Club brand and operated by third parties; and
•40 residential units (4,306 rooms), which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel.
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
During the year ended December 31, 2024, we presented a new financial statement line item, transaction and integration costs, to provide enhanced visibility on our condensed consolidated statements of income, and accordingly, we revised our definition of Adjusted EBITDA to exclude transaction and integration costs. We recast prior-period results to provide comparability. The revised definition excludes integration costs, which were recognized in integration costs during the three months ended March 31, 2024, and transaction costs, which were recognized in general and administrative expenses during the three months ended March 31, 2024. Previously, only transaction costs recognized in gains on sales of real estate and other and other income (loss), net were excluded from Adjusted EBITDA. As transaction and integration costs may vary in frequency or magnitude, we believe the revised definition presents a more representative measure of our core operations, assists in the comparability of results, and provides information consistent with how our management evaluates operating performance. See "—Non-GAAP Measures" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA.
Overview of Financial Results
Consolidated revenues increased $4 million, or 0.2%, during the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024. Gross fee revenues and revenues for reimbursed costs increased $45 million and $84 million, respectively, primarily driven by increased demand leading to improved operating performance at our existing properties as well as growth of our hotel portfolio compared to the quarter ended March 31, 2024. Additionally, during the quarter ended March 31, 2025, gross fee revenues increased due to management fee revenues related to the Bahia Principe Transaction and other fee revenues related to the management of and licensing of certain of our brands to the Unlimited Vacation Club following the UVC Transaction. Other revenues decreased $24 million, compared to the quarter ended March 31, 2024, primarily driven by the UVC Transaction. Owned and leased revenues decreased $90 million, compared to the quarter ended March 31, 2024, due to net disposition activity in 2024.
Comparable system-wide hotels Revenue per Available Room ("RevPAR") for the quarter ended March 31, 2025 was $135, which represented a 5.7% improvement compared to the quarter ended March 31, 2024 in constant currency. Comparable system-wide all-inclusive resorts Net Package RevPAR for the quarter ended March 31, 2025 was $305, which represented a 4.5% increase compared to the quarter ended March 31, 2024 in reported dollars. See "—RevPAR and Net Package RevPAR Statistics" for further discussion.
During the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, business transient demand continued to improve and group demand was strong, and as a result, group RevPAR increased approximately 9% and group ADR increased approximately 5%. At March 31, 2025, group booking pace for April through December 2025 at our full service managed hotels in the United States is up approximately 3% compared to the same period in 2024.
For the quarter ended March 31, 2025, we reported $20 million of net income attributable to Hyatt Hotels Corporation, representing a $502 million decrease, compared to the quarter ended March 31, 2024, primarily driven by decreases in gains on sales of real estate and other and equity earnings (losses) from unconsolidated hospitality ventures primarily driven by 2024 transaction activity. Our consolidated Adjusted EBITDA for the quarter ended March 31, 2025 was $273 million, a $14 million increase compared to the quarter ended March 31, 2024. See "—Results of Operations" and "—Segment Results" for further discussion.
During the quarter ended March 31, 2025, we returned $163 million of capital to our stockholders through $149 million of share repurchases and $14 million of quarterly dividend payments.

RevPAR and Net Package RevPAR Statistics
The tables below include comparable system-wide RevPAR and Net Package RevPAR.

		Three Months Ended March 31,
	Number of comparable hotels (2)	RevPAR		Occupancy		ADR
			vs. 2024				vs. 2024
		2025	(in constant $)	2025	vs. 2024	2025	(in constant $)
Comparable system-wide hotels (1)	1,155	$135	5.7%	66.6%	2.1% pts	$202	2.3%
United States	679	$138	5.4%	66.4%	1.9% pts	$208	2.4%
Americas (excluding United States)	68	$191	2.3%	67.9%	(1.1)% pts	$282	3.9%
Greater China	144	$80	0.1%	67.0%	3.6% pts	$120	(5.2)%
Asia Pacific (excluding Greater China)	116	$155	11.2%	72.7%	3.3% pts	$213	6.3%
Europe	108	$125	8.5%	57.7%	2.4% pts	$217	4.0%
Middle East & Africa	40	$156	8.3%	68.1%	2.6% pts	$229	4.1%
(1) Consists of hotels that we manage, franchise, own, lease, or provide services to, excluding all-inclusive properties.
(2) During the three months ended March 31, 2025, we removed the following from comparable hotels: six properties that left the hotel portfolio, three properties that underwent a significant renovation, one property that experienced a seasonal closure, one property that temporarily suspended operations, one property that underwent an expansion, and one property that experienced an extended closure.

The increase in RevPAR at our comparable system-wide hotels during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily driven by strong demand in business transient and group travel, in part due to the timing of the Easter holiday.

		Three Months Ended March 31,
	Number of comparable resorts (2)	Net Package RevPAR		Occupancy		Net Package ADR
			vs. 2024				vs. 2024
		2025	(in reported $)	2025	vs. 2024	2025	(in reported $)
Comparable system-wide all-inclusive resorts (1)	105	$305	4.5%	83.1%	4.9% pts	$367	(1.7)%
Americas (excluding United States)	68	$339	4.1%	82.7%	5.2% pts	$410	(2.5)%
Europe	37	$134	6.9%	84.7%	3.2% pts	$158	2.8%
(1) Consists of all-inclusive resorts that we manage, franchise, lease, or provide services to
(2) During the three months ended March 31, 2025, we removed the following from comparable resorts: four properties that experienced seasonal closures, one property that underwent an expansion, and one property that left the hotel portfolio.

The increase in Net Package RevPAR at our comparable all-inclusive resorts during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was driven by higher demand, partially offset by lower Net Package ADR in the Americas (excluding United States).

		Three Months Ended March 31,
		RevPAR		Occupancy		ADR
	Number of comparable hotels (1)		vs. 2024				vs. 2024
		2025	(in constant $)	2025	vs. 2024	2025	(in constant $)
Comparable owned and leased hotels	21	$189	9.0%	66.2%	2.7% pts	$286	4.4%
(1) During the three months ended March 31, 2025, no properties were removed from comparable hotels.
The increase in RevPAR at our comparable owned and leased hotels during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily driven by strong group demand and group ADR.

Results of Operations
Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
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
Fee revenues.

	Three Months Ended March 31,
	2025	2024	Better / (Worse)
Base management fees	$114	$98	$16	16.1%
Incentive management fees	76	64	12	18.4%
Franchise and other fees	117	100	17	16.6%
Gross fees	307	262	45	16.9%
Contra revenue	(20)	(13)	(7)	(50.7)%
Net fees	$287	$249	$38	15.1%
The increase in base management fees during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily driven by increased business transient and group demand, as well as portfolio growth, most notably in the Americas, inclusive of the Bahia Principe Transaction.
The increase in incentive management fees during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily driven by the Bahia Principe Transaction and strong hotel performance in ASPAC (excluding Greater China) as well as the Americas (excluding United States), in part due to hotel profits being positively impacted by currency translation, partially offset by lower incentive management fees in the United States.
The increase in franchise and other fees during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily driven by management and royalty fees related to the management of and licensing of certain of our brands to the Unlimited Vacation Club paid membership program following the UVC Transaction and license fees related to our co-branded credit card programs.
The increase in Contra revenue during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily driven by the Americas due to a payment made to a third-party owner and accrued performance cure payments.
Owned and leased revenues.

	Three Months Ended March 31,
	2025	2024	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$195	$180	$15	8.3%	$(2)
Non-comparable owned and leased revenues	24	129	(105)	(81.2)%	(2)
Owned and leased revenues	$219	$309	$(90)	(29.2)%	$(4)

The increase in comparable owned and leased revenues during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily driven by strong group demand.
The decrease in non-comparable owned and leased revenues during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily driven by net disposition activity in 2024.

Distribution revenues. During the three months ended March 31, 2025, distribution revenues decreased $4 million, compared to the three months ended March 31, 2024, primarily driven by ALG Vacations and Amstar due to lower booking and departure volume, partially offset by higher pricing.
Other revenues. During the three months ended March 31, 2025, other revenues decreased $24 million, compared to the three months ended March 31, 2024, primarily driven by the UVC Transaction.
Revenues for reimbursed costs.

	Three Months Ended March 31,
	2025	2024	Change
Revenues for reimbursed costs	$886	$802	$84	10.5%
Less: rabbi trust impact (1)	6	(12)	18	149.7%
Revenues for reimbursed costs, excluding rabbi trust impact	$892	$790	$102	12.9%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within reimbursed costs.
Revenues for reimbursed costs increased during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, driven by higher reimbursements for payroll and related expenses at managed properties where we are the employer and an increase in reimbursed costs related to system-wide services provided to managed and franchised properties. The higher reimbursements for expenses were due to increased demand at our existing properties and portfolio growth.
General and administrative expenses.

	Three Months Ended March 31,
	2025	2024	Change
General and administrative expenses	$126	$169	$(43)	(25.8)%
Less: rabbi trust impact (1)	12	(22)	34	150.8%
Less: stock-based compensation expense	(29)	(29)	—	1.9%
Adjusted general and administrative expenses	$109	$118	$(9)	(7.9)%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
General and administrative expenses decreased $43 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, in part due to the UVC Transaction. Excluding the impact of the UVC Transaction, general and administrative expenses decreased $37 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily driven by a decline in market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts and a decrease in professional fees.
Adjusted general and administrative expenses exclude the impact of deferred compensation plans funded through rabbi trusts and stock-based compensation expense. See "—Non-GAAP Measures" for further discussion.
Owned and leased expenses.

	Three Months Ended March 31,
	2025	2024	Better / (Worse)
Comparable owned and leased expenses	$176	$164	$(12)	(7.4)%
Non-comparable owned and leased expenses	18	84	66	78.1%
Rabbi trust impact (1)	—	2	2	120.7%
Owned and leased expenses	$194	$250	$56	22.1%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

The increase in comparable owned and leased expenses during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to increased variable expenses at certain hotels, most notably payroll and related costs.
The decrease in non-comparable owned and leased expenses during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily driven by net disposition activity in 2024.
Distribution expenses. During the three months ended March 31, 2025, distribution expenses decreased $8 million, compared to the three months ended March 31, 2024, primarily driven by ALG Vacations due to cost management strategies and lower variable expenses as a result of lower booking and departure volume.
Other direct costs.  During the three months ended March 31, 2025, other direct costs decreased $21 million, compared to the three months ended March 31, 2024, primarily driven by the UVC Transaction.
Transaction and integration costs. During the three months ended March 31, 2025, transaction and integration costs increased $15 million, compared to the three months ended March 31, 2024, primarily due to transaction costs related to the planned Playa Hotels Acquisition. See Part I, Item 1, "Financial Statements—Note 6 to our Condensed Consolidated Financial Statements" for additional information.
Depreciation and amortization expenses. During the three months ended March 31, 2025, depreciation and amortization expenses decreased $12 million, compared to the three months ended March 31, 2024, primarily due to lower depreciation expense as a result of net disposition activity in 2024 and lower amortization expense related to the UVC Transaction, partially offset by additional amortization expense for intangible assets acquired in the Bahia Principe Transaction.
Reimbursed costs.

	Three Months Ended March 31,
	2025	2024	Change
Reimbursed costs	$902	$836	$66	8.0%
Less: rabbi trust impact (1)	6	(12)	18	149.7%
Reimbursed costs, excluding rabbi trust impact	$908	$824	$84	10.2%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within revenues for reimbursed costs.
Reimbursed costs increased during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, driven by increased payroll and related expenses at managed properties where we are the employer and expenses related to system-wide services provided to managed and franchised properties and the loyalty program. The higher expenses were due to increased demand at our existing properties and portfolio growth.
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended March 31,
	2025	2024	Better / (Worse)
Rabbi trust gains (losses) allocated to general and administrative expenses	$(12)	$22	$(34)	(150.8)%
Rabbi trust gains (losses) allocated to owned and leased expenses	—	2	(2)	(120.7)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$(12)	$24	$(36)	(148.4)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts decreased during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, driven by market performance of the underlying invested assets.

Equity earnings (losses) from unconsolidated hospitality ventures.

	Three Months Ended March 31,
	2025	2024	Better / (Worse)
Hyatt's share of unconsolidated hospitality ventures' net losses excluding foreign currency	$(6)	$(10)	$4
Gain on dilution of ownership interest in an unconsolidated hospitality venture	—	79	(79)
Hyatt's share of unconsolidated hospitality ventures' foreign currency exchange, net	—	2	(2)
Other (1)	(6)	4	(10)
Equity earnings (losses) from unconsolidated hospitality ventures	$(12)	$75	$(87)
(1) The three months ended March 31, 2025 primarily includes equity losses related to a debt repayment guarantee for a hotel property in the United States.
See Part I, Item 1, "Financial Statements—Note 4 and Note 12 to our Condensed Consolidated Financial Statements" for additional information.
Interest expense. During three months ended March 31, 2025, interest expense increased $28 million, compared to the three months ended March 31, 2024, primarily due to the issuances of senior notes in 2024 and bridge commitment fees related to the planned Playa Hotels Acquisition, partially offset by the redemption of certain of our senior notes in 2024. See Part I, Item 1, "Financial Statements—Note 9 to our Condensed Consolidated Financial Statements" for additional information.
Gains on sales of real estate and other. During the three months ended March 31, 2024, we recognized a $231 million pre-tax gain related to the UVC Transaction and a $172 million pre-tax gain related to the sale of the shares of the entities that own Hyatt Regency Aruba Resort Spa and Casino. See Part I, Item 1, "Financial Statements—Note 4 and Note 6 to our Condensed Consolidated Financial Statements" for additional information.
Asset impairments. During the three months ended March 31, 2025, we recognized $4 million of impairment charges related to intangible assets. During the three months ended March 31, 2024, we recognized a $15 million impairment charge related to goodwill. See Part I, Item 1, "Financial Statements—Note 6 to our Condensed Consolidated Financial Statements" for additional information.
Other income (loss), net. During the three months ended March 31, 2025, other income (loss), net decreased $11 million compared to the three months ended March 31, 2024. See Part I, Item 1, "Financial Statements—Note 18 to our Condensed Consolidated Financial Statements" for additional information.
Provision for income taxes.

	Three Months Ended March 31,
	2025	2024	Change
Income before income taxes	$52	$541	$(489)	(90.4)%
Provision for income taxes	(28)	(19)	(9)	(54.8)%
Effective tax rate	55.1%	3.4%		51.7%
The increase in the provision for income taxes during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily driven by an increase in uncertain tax positions in 2025 related to foreign tax filings, combined with a benefit related to employee compensation in 2024. The increase in the effective tax rate is driven by uncertain tax position activity in 2025 and the impact from both the sale of the shares of the entities that own Hyatt Regency Aruba Resort Spa and Casino and the UVC Transaction in addition to the release of a valuation allowance on certain foreign deferred tax assets in 2024. See Part I, Item 1, "Financial Statements—Note 11 to our Condensed Consolidated Financial Statements" for additional information.
Segment Results
We evaluate segment operating performance using segment revenues and Adjusted EBITDA. See Part I, Item 1, "Financial Statements—Note 16 to our Condensed Consolidated Financial Statements" for more information, including a reconciliation of segment Adjusted EBITDA to income before income taxes.

Management and franchising segment revenues and Adjusted EBITDA.

	Three Months Ended March 31,
	2025	2024	Better / (Worse)
Gross fees (1)	$316	$277	$39	13.8%
Other revenues	11	9	2	22.0%
Segment revenues (2)	$327	$286	$41	14.1%
(1) See "—Results of Operations" for further discussion regarding the increase in gross fee revenues.
(2) Includes $9 million and $15 million of intersegment revenues for the three months ended March 31, 2025 and March 31, 2024, respectively. See Part I, Item 1, "Financial Statements—Note 16 to our Condensed Consolidated Financial Statements" for additional information.

	Three Months Ended March 31,
	2025	2024	Better / (Worse)
Segment Adjusted EBITDA	$236	$203	$33	16.5%
Adjusted EBITDA increased during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily driven by the increase in gross fee revenues, partially offset by an increase general and administrative expenses, most notably payroll and related costs.
Owned and leased segment revenues and Adjusted EBITDA.

	Three Months Ended March 31,
	2025	2024	Better / (Worse)		Currency Impact
Segment revenues (1), (2)	$223	$316	$(93)	(29.5)%	$(4)
(1) See "—Results of Operations" for further discussion regarding the decrease in owned and leased revenues.
(2) Includes $4 million and $7 million of intersegment revenues for the three months ended March 31, 2025 and March 31, 2024, respectively.

	Three Months Ended March 31,
	2025	2024	Better / (Worse)
Owned and leased Adjusted EBITDA (1)	$15	$45	$(30)	(68.7)%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	12	17	(5)	(25.8)%
Segment Adjusted EBITDA	$27	$62	$(35)	(57.2)%
(1) See "—Results of Operations" for further discussion regarding the decreases in owned and leased revenues and owned and leased expenses.
Our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA decreased during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily driven by a property undergoing a significant renovation.
Distribution segment revenues and Adjusted EBITDA.

	Three Months Ended March 31,
	2025	2024	Better / (Worse)
Distribution revenues (1)	$315	$319	$(4)	(1.4)%
Other revenues (1)	—	26	(26)	(100.0)%
Segment revenues	$315	$345	$(30)	(8.7)%
(1) See "—Results of Operations" for further discussion regarding the decreases in distribution revenues and other revenues.

	Three Months Ended March 31,
	2025	2024	Better / (Worse)
Segment Adjusted EBITDA	$49	$39	$10	25.2%
Excluding the impact of the UVC Transaction, Adjusted EBITDA increased $4 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily driven by distribution revenues and distribution expenses. See "—Results of Operations" for further discussion.
Non-GAAP Measures
Adjusted Earnings Before Interest Expense, Taxes, Depreciation, and Amortization ("Adjusted EBITDA")
We use the term Adjusted EBITDA throughout this Quarterly Report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define consolidated Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus net income (loss) attributable to noncontrolling interests and our pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA, primarily based on our ownership percentage of each owned and leased venture, adjusted to exclude the following items:
•management and hotel services agreement and franchise agreement assets (key money assets) amortization and performance cure payments, which constitute payments to customers (Contra revenue);
•revenues for reimbursed costs;
•reimbursed costs that we intend to recover over the long term;
•stock-based compensation expense;
•transaction and integration costs;
•depreciation and amortization;
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
We believe Adjusted EBITDA is useful to investors because it provides investors with the same information that we use internally for purposes of assessing our operating performance and making compensation decisions and facilitates our comparison of results with our prior-period and forecasted results as well as our industry and competitors.
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
See below for a reconciliation of net income attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA.
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
The table below provides a reconciliation of net income attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2025	2024	Change
Net income attributable to Hyatt Hotels Corporation	$20	$522	$(502)	(96.4)%
Contra revenue	20	13	7	50.7%
Revenues for reimbursed costs	(886)	(802)	(84)	(10.5)%
Reimbursed costs	902	836	66	8.0%
Stock-based compensation expense (1)	31	31	—	(1.7)%
Transaction and integration costs	23	8	15	176.2%
Depreciation and amortization	80	92	(12)	(12.6)%
Equity (earnings) losses from unconsolidated hospitality ventures	12	(75)	87	115.5%
Interest expense	66	38	28	72.1%
Gains on sales of real estate and other	—	(403)	403	100.0%
Asset impairments	4	17	(13)	(74.6)%
Other (income) loss, net	(43)	(54)	11	21.0%
Provision for income taxes	28	19	9	54.8%
Net income attributable to noncontrolling interests	4	—	4	NM
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	12	17	(5)	(25.8)%
Adjusted EBITDA	$273	$259	$14	5.4%
(1) Includes amounts recognized in general and administrative expenses and distribution expenses.
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
During the three months ended March 31, 2025, we issued the 2028 Notes and 2032 Notes and received approximately $990 million of net proceeds, which we temporarily invested in marketable securities. On April 11, 2025, we entered into a credit agreement with a syndicate of lenders for a $1,700 million delayed draw term loan facility. We intend to use the net proceeds from the 2028 Notes, 2032 Notes, and delayed draw term loan facility to fund the purchase price for the planned Playa Hotels Acquisition. Further, during the three months ended March 31, 2025, we repaid $450 million of the outstanding 2025 Notes at maturity. See Part I, Item 1, "Financial Statements—Note 6 and Note 9 to our Condensed Consolidated Financial Statements" for additional information.
We may, from time to time, seek to retire or purchase our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an ASR transaction. Such repurchases or exchanges, if any, will depend on prevailing market conditions, restrictions in our existing or future financing arrangements, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. During the quarter ended March 31, 2025, we returned $163 million of capital to our stockholders through $149 million of share repurchases and $14 million of quarterly dividend payments. At March 31, 2025, we had approximately $822 million remaining under the share repurchase program. See Part I, Item 1, "Financial Statements—Note 13 to our Condensed Consolidated Financial Statements" for additional information.
We believe that our cash position, short-term investments, cash from operations, borrowing capacity under our revolving credit and delayed draw term loan facilities, and access to the capital markets will be adequate to meet all of our funding requirements and capital deployment objectives in both the short term and long term.
Recent Transactions Affecting our Liquidity and Capital Resources
During both the three months ended March 31, 2025 and March 31, 2024, various transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Three Months Ended March 31,
	2025	2024
Cash provided by (used in):
Operating activities	$153	$242
Investing activities	239	42
Financing activities	340	(444)
Effect of exchange rate changes on cash	(8)	(2)
Net increase in cash, cash equivalents, and restricted cash classified within assets held for sale	—	3
Net increase (decrease) in cash, cash equivalents, and restricted cash	$724	$(159)
Cash Flows from Operating Activities
Cash provided by operating activities decreased $89 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to an increase in cash paid for income taxes.
Cash Flows from Investing Activities
During the three months ended March 31, 2025:
•We received $309 million of net proceeds from marketable securities and short-term investments.
•We invested $30 million in capital expenditures (see "—Capital Expenditures").
•We contributed $25 million to unconsolidated hospitality ventures.
•We invested $21 million in HTM debt securities.
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
Cash Flows from Financing Activities
During the three months ended March 31, 2025:
•We issued senior notes and received approximately $990 million of net proceeds, after deducting $10 million of underwriting discounts and other offering expenses.
•We repaid the outstanding 2025 Notes at maturity for approximately $460 million, inclusive of $10 million of accrued interest.

•We repurchased 1,078,511 shares of Class A common stock for an aggregate purchase price of $149 million.
•We paid $23 million of withholding taxes for stock-based compensation.
•We paid one quarterly $0.15 per share cash dividend on outstanding shares of Class A and Class B common stock totaling $14 million.
During the three months ended March 31, 2024:
•We repurchased 2,515,656 shares of Class A and Class B common stock for an aggregate purchase price of $388 million.
•We paid $40 million of withholding taxes for stock-based compensation.
•We paid one quarterly $0.15 per share cash dividend on outstanding shares of Class A and Class B common stock totaling $15 million.
We define net debt as total debt less the total of cash and cash equivalents and short-term investments. We consider net debt and its components to be an important indicator of liquidity and a guiding measure of capital structure strategy. Net debt is a non-GAAP measure and may not be computed the same as similarly titled measures used by other companies. The following table provides a summary of our debt-to-total capital ratios:

	March 31, 2025	December 31, 2024
Consolidated debt (1)	$4,328	$3,782
Stockholders' equity	3,461	3,547
Total capital	7,789	7,329
Total debt-to-total capital	55.6%	51.6%
Consolidated debt (1)	4,328	3,782
Less: cash and cash equivalents and short-term investments	(1,805)	(1,383)
Net consolidated debt	$2,523	$2,399
Net debt-to-total capital	32.4%	32.7%
(1) Excludes approximately $399 million and $370 million of our share of unconsolidated hospitality venture indebtedness at March 31, 2025 and December 31, 2024, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements. See Part I, Item 1, "Financial Statements—Note 12 to our Condensed Consolidated Financial Statements" for additional information.
Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance and technology and enhancements to existing properties. We have been, and will continue to be, disciplined with respect to our capital spending, taking into account our cash flows from operations.

	Three Months Ended March 31,
	2025	2024
Maintenance and technology	$26	$27
Enhancements to existing properties	4	7
Total capital expenditures	$30	$34

Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at March 31, 2025, as described in Part I, Item 1, "Financial Statements—Note 9 to our Condensed Consolidated Financial Statements." Interest on the outstanding Senior Notes is payable semi-annually.

Outstanding principal amount
$400 million senior unsecured notes maturing in 2026—4.850%	$400
$600 million senior unsecured notes maturing in 2027—5.750%	600
$400 million senior unsecured notes maturing in 2028—4.375%	399
$500 million senior unsecured notes maturing in 2028—5.050%	500
$600 million senior unsecured notes maturing in 2029—5.250%	600
$450 million senior unsecured notes maturing in 2030—5.750%	440
$450 million senior unsecured notes maturing in 2031—5.375%	450
$500 million senior unsecured notes maturing in 2032—5.750%	500
$350 million senior unsecured notes maturing in 2034—5.500%	350
Total Senior Notes	$4,239
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at March 31, 2025.
Revolving Credit Facility
Our revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions. At March 31, 2025, we had no balance outstanding. See Part I, Item 1, "Financial Statements—Note 9 to our Condensed Consolidated Financial Statements."
We are in compliance with all applicable covenants under the revolving credit facility at March 31, 2025.
Letters of Credit
We issue letters of credit either under our revolving credit facility or directly with financial institutions. We had $105 million in letters of credit issued directly with financial institutions outstanding at March 31, 2025. At March 31, 2025, these letters of credit, which mature on various dates through 2026, had weighted-average fees of approximately 92 basis points. See Part I, Item 1, "Financial Statements—Note 12 to our Condensed Consolidated Financial Statements."
Critical Accounting Policies and Estimates
Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures in our condensed consolidated financial statements and accompanying Notes. We have disclosed those estimates that we believe are critical and require complex judgment in their application in our 2024 Form 10-K. At March 31, 2025, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them as previously disclosed in our 2024 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
At March 31, 2025, there have been no material changes to our market risk previously disclosed in response to Item 7A to Part II of our 2024 Form 10-K.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures.
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
See Part I, Item 1, "Financial Statements—Note 11 and Note 12 to our Condensed Consolidated Financial Statements" for more information related to tax and legal contingencies, respectively.
Item 1A. Risk Factors.
We are supplementing the risk factors described under the section titled "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 with the following risk factors.
We expect to incur material expenses and indebtedness related to the Playa Hotels Acquisition.
We expect to incur material expenses and indebtedness in completing the Playa Hotels Acquisition and integrating the business, operations, practices, policies, and procedures of Playa Hotels. While we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. We have financed a portion of the consideration for the Playa Hotels Acquisition through the incurrence of indebtedness, which has increased our debt service obligations and could increase the risk of downgrade of our credit ratings by credit rating agencies. These additional expenses or indebtedness could have an adverse effect on us or our results of operations.
We may not realize the anticipated benefits from the pending Playa Hotels Acquisition.
The Playa Hotels Acquisition involves the combination of two companies that currently operate as independent companies. While we and Playa Hotels will continue to operate independently until the completion of the Playa Hotels Acquisition, the success of the Playa Hotels Acquisition will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and Playa Hotels' businesses after closing. We plan on devoting substantial management attention and resources to integrating our and Playa Hotels' business practices so that we can fully realize the anticipated benefits of the Playa Hotels Acquisition. Nonetheless, the business and assets acquired may not be successful or continue to grow at the same rate as when operated independently or may require greater resources and investments than originally anticipated. The Playa Hotels Acquisition could also result in the assumption of unknown or contingent liabilities, and, because Playa Hotels operates in the same sector that we do, the Playa Hotels Acquisition could also exacerbate a number of risks that currently apply to us. Further, as part of our capital strategy, we plan to continue from time to time to sell certain real estate, including real estate acquired as part of the Playa Hotels Acquisition, subject to a management and hotel services agreement or franchise agreement, with the primary purpose of using the proceeds to repay indebtedness issued as part of the transaction. As we actively market and look to sell selected real estate assets, general economic conditions, rising interest rates, and/or property-specific issues may negatively affect real estate values, prevent us from selling real estate assets on acceptable terms or at expected values, or prevent us from selling real estate assets within committed timeframes.
Potential difficulties we may encounter following closing include the following:
•the inability to successfully combine our and Playa Hotels' businesses in a manner that permits us to realize the anticipated benefits of the Playa Hotels Acquisition in the time frame currently anticipated, or at all;
•the failure to integrate internal systems, programs and internal controls, or decisions by our management to apply different accounting policies, assumptions or judgments to Playa Hotels' operational results than Playa Hotels applied in the past;

•the inability to successfully realize the anticipated value of the Playa Hotels Acquisition to expand our all-inclusive ALG Vacations and Unlimited Vacation Club distribution channels or the expected benefits and added value from the World of Hyatt loyalty program;
•effectively and efficiently integrating information technology and other systems;
•issues not discovered as part of the transactional due diligence process and/or unanticipated liabilities or contingencies of Playa Hotels, including with respect to commercial disputes or cyber incidents and information technology failures or delays, matters related to data privacy, data localization, and the handling of personally identifiable information or other matters;
•preserving the important licensing, distribution, marketing, owner, customer, labor, and other relationships of the acquired assets;
•coordinating sales, distribution, loyalty, membership, and marketing functions;
•loss of sales and other commercial relationships;
•the complexities associated with managing the combined company;
•the failure to retain key employees of either of the two companies that may be difficult to replace;
•the disruption of each company's ongoing businesses or inconsistencies in services, standards, controls, procedures, and policies;
•potential unknown liabilities and unforeseen increased expenses, delays, or regulatory conditions associated with the Playa Hotels Acquisition; and
•performance shortfalls at one or both of the two companies as a result of the diversion of management's attention caused by completing the Playa Hotels Acquisition and integrating our and Playa Hotels' operations.
Based on our preliminary purchase accounting estimates, a significant portion of the purchase price for the Playa Hotels Acquisition would be allocated to goodwill and intangible assets and we already hold a significant amount of these assets. On a quarterly basis, we evaluate our assets for impairment based on various factors, including actual operating results, trends of projected revenues and profitability, potential or actual terminations of underlying management and hotel services agreements and franchise agreements, pending third-party offers, and significant adverse changes in the business climate. If our acquisition of the Playa Hotels does not yield expected returns, we may be required to recognize additional impairment charges, which could materially adversely affect our reported results.
Any of these risks could adversely affect our ability to maintain relationships with customers, vendors, colleagues, and other commercial relationships or adversely affect our or Playa Hotels' future operational results. As a result, the anticipated benefits of the Playa Hotels Acquisition may not be realized at all or may take longer to realize or cost more than expected, which could adversely affect our business, financial condition, results of operations, and growth prospects. In addition, changes in laws and regulations could adversely impact our business, financial condition, results of operations, and growth prospects after the Playa Hotels Acquisition.
The pending Playa Hotels Acquisition may not be completed on the currently contemplated timeline or terms, or at all.
Consummation of the Playa Hotels Acquisition is conditioned on, among other things, the receipt of certain consents and other approvals under the competition laws of various jurisdictions. Neither we nor Playa Hotels can provide assurance that the conditions to completing the Playa Hotels Acquisition will be satisfied or waived, and accordingly, that the Playa Hotels Acquisition will be completed on the terms or timeline that the parties anticipate or at all. If any condition to the Playa Hotels Acquisition is not satisfied, it could delay or prevent the Playa Hotels Acquisition from occurring, which could negatively impact our business, financial condition, results of operations, and growth prospects.
Failure to complete the pending Playa Hotels Acquisition could have an adverse effect on us.
Either we or Playa Hotels may terminate the Purchase Agreement in specified circumstances. If the Playa Hotels Acquisition is not completed, our business, financial condition, results of operations, and growth prospects may be adversely affected and, without realizing any of the benefits of having completed the Playa Hotels Acquisition, we will be subject to a number of risks, including the following:
•the market price of our securities could decline;
•we will be required to pay certain costs relating to the Playa Hotels Acquisition, such as legal, accounting, financial advisor, filing, printing and mailing fees, and integration costs that have already been incurred or will continue to be incurred until the closing of the Playa Hotels Acquisition, whether or not the Playa Hotels Acquisition is completed;
•if the Purchase Agreement is terminated, our stockholders cannot be certain that we will be able to find another acquisition opportunity as attractive to us as the Playa Hotels Acquisition;
•we could be subject to litigation related to any failure to complete the Playa Hotels Acquisition or related to any enforcement proceeding commenced against us to perform our obligations under the Purchase Agreement;
•we will not realize the benefit of the time and resources, financial and otherwise, committed by our management to matters relating to the Playa Hotels Acquisition that could have been devoted to pursuing other beneficial opportunities; and
•we may experience reputational harm due to the adverse perception of any failure to successfully complete the Playa Hotels Acquisition or negative reactions from the financial markets or from our customers, vendors, employees and other commercial relationships.
Any of these risks could adversely affect our business, financial condition, results of operations, and growth prospects, and impact our ability to meaningfully increase the percentage of revenues and earnings we generate from fees. Similarly, delays in the completion of the Playa Hotels Acquisition could, among other things, result in additional transaction costs, loss of revenue, or other negative effects associated with delay and uncertainty about the completion of the Playa Hotels Acquisition and could adversely affect our business, financial condition, results of operations, and growth prospects.
The pendency of the Playa Hotels Acquisition could adversely affect our and/or Playa Hotels' businesses and operations.
In connection with the pending Playa Hotels Acquisition, some customers, vendors, or other parties with commercial relationships with each of us and Playa Hotels may delay or defer decisions, which could adversely affect the revenues, earnings, cash flows, and expenses of us and Playa Hotels, regardless of whether the Playa Hotels Acquisition is completed. In addition, due to operating covenants in the Purchase Agreement, Playa Hotels may be unable (without our prior written consent), during the pendency of the Playa Hotels Acquisition, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions, and otherwise pursue other actions outside the ordinary course, even if such actions would prove beneficial.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock on a settlement date basis during the quarter ended March 31, 2025:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
January 1 to January 31, 2025	—	$—	—	$971,005,888
February 1 to February 28, 2025	686,793	144.70	686,793	$871,629,145
March 1 to March 31, 2025	391,718	127.64	391,718	$821,629,420
Total	1,078,511	$138.50	1,078,511
(1)On May 8, 2024, our board of directors approved an expansion of our share repurchase program. Under such approval, we are authorized to purchase up to an additional $1,000 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an ASR transaction. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time and does not have an expiration date. At March 31, 2025, we had approximately $822 million remaining under the share repurchase program. See Part I, Item 1, "Financial Statements—Note 13 to our Condensed Consolidated Financial Statements" for additional information.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

2.1
Purchase Agreement, dated as of February 9, 2025, by and between Hyatt Hotels Corporation, HI Holdings Playa B.V. and Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 10, 2025)

3.1
Amended and Restated Certificate of Incorporation of Hyatt Hotels (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 13, 2025)

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 16, 2022)

4.1
Third Supplemental Indenture, dated as of March 26, 2025, between the Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 26, 2025)

4.2
Form of 5.050% Senior Note due 2028 (included as part of Exhibit 4.1 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 26, 2025)

4.3
Form of 5.750% Senior Note due 2032 (included as part of Exhibit 4.1 above) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 26, 2025)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

HYATT HOTELS CORPORATION

Date:	May 1, 2025	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

HYATT HOTELS CORPORATION

Date:	May 1, 2025	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)