Form 10-Q
period 2025-06-30
Hyatt Hotels Corp
filed 2025-08-08
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At August 1, 2025, there were 42,337,031 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 53,147,958 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
REVENUES:
Base management fees	$113	$100	$227	$198
Incentive management fees	62	54	138	118
Franchise and other fees	126	121	243	221
Gross fees	301	275	608	537
Contra revenue	(15)	(16)	(35)	(29)
Net fees	286	259	573	508
Owned and leased	304	314	523	623
Distribution	262	278	577	597
Other revenues	11	10	22	45
Revenues for reimbursed costs	945	842	1,831	1,644
Total revenues	1,808	1,703	3,526	3,417
DIRECT AND GENERAL AND ADMINISTRATIVE EXPENSES:
General and administrative	152	117	278	286
Owned and leased	246	238	440	488
Distribution	219	234	485	508
Other direct costs	20	17	44	62
Transaction and integration costs	82	10	105	18
Depreciation and amortization	82	84	162	176
Reimbursed costs	949	853	1,851	1,689
Total direct and general and administrative expenses	1,750	1,553	3,365	3,227
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	31	4	19	28
Equity earnings (losses) from unconsolidated hospitality ventures	6	(30)	(6)	45
Interest expense	(74)	(40)	(140)	(78)
Gains (losses) on sales of real estate and other	(2)	350	(2)	753
Asset impairments	(10)	—	(14)	(17)
Other income (loss), net	29	28	72	82
Income before income taxes	38	462	90	1,003
Provision for income taxes	(42)	(103)	(70)	(122)
Net income (loss)	$(4)	$359	$20	$881
Net income (loss) attributable to noncontrolling interests	$(1)	$—	$3	$—
Net income (loss) attributable to Hyatt Hotels Corporation	$(3)	$359	$17	$881

EARNINGS (LOSSES) PER CLASS A AND CLASS B SHARE:
Net income (loss) attributable to Hyatt Hotels Corporation—Basic	$(0.03)	$3.55	$0.17	$8.64
Net income (loss) attributable to Hyatt Hotels Corporation—Diluted	$(0.03)	$3.46	$0.17	$8.42

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$(4)	$359	$20	$881
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $(4) and $(5) for the three and six months ended June 30, 2025, respectively, and $(1) and $3 for the three and six months ended June 30, 2024, respectively	111	(35)	172	(53)
Available-for-sale debt securities unrealized fair value adjustments, net of tax of $(1) and $— for the three and six months ended June 30, 2025, respectively, and $—and $1 for the three and six months ended June 30, 2024, respectively	3	(1)	(1)	(4)
Derivative instrument adjustments, net of tax of $(1) for both the three and six months ended June 30, 2025 and June 30, 2024	2	1	3	1
Pension liabilities adjustments, net of tax of $— for both the three and six months ended June 30, 2025 and June 30, 2024	—	(1)	—	(2)
Other comprehensive income (loss)	116	(36)	174	(58)
Comprehensive income	$112	$323	$194	$823
Comprehensive income attributable to noncontrolling interests	$25	$—	$42	$—
Comprehensive income attributable to Hyatt Hotels Corporation	$87	$323	$152	$823

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$846	$1,011
Restricted cash	1	1
Short-term investments	66	372
Receivables, net of allowances of $68 and $62 at June 30, 2025 and December 31, 2024, respectively	982	1,121
Inventories	9	8
Prepaids and other assets	182	174
Prepaid income taxes	95	46
Current assets held for sale	138	—
Total current assets	2,319	2,733
Equity method investments	221	189
Property and equipment, net	1,729	1,689
Financing receivables, net of allowances of $43 and $36 at June 30, 2025 and December 31, 2024, respectively	438	368
Operating lease right-of-use assets	344	328
Goodwill	3,450	2,541
Intangibles, net	2,314	2,167
Deferred tax assets	497	466
Other assets	2,816	2,843
Long-term assets held for sale	1,779	—
TOTAL ASSETS	$15,907	$13,324
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$407	$456
Accounts payable	476	475
Accrued expenses and other current liabilities	625	565
Current contract liabilities	1,451	1,553
Accrued compensation and benefits	191	192
Current operating lease liabilities	35	33
Current liabilities held for sale	109	—
Total current liabilities	3,294	3,274
Long-term debt	5,627	3,326
Long-term contract liabilities	898	843
Long-term operating lease liabilities	256	245
Other long-term liabilities	1,912	1,810
Long-term liabilities held for sale	33	—
Total liabilities	12,020	9,498
Commitments and contingencies (Note 13)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding at both June 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 41,956,870 issued and outstanding at June 30, 2025, and Class B common stock, $0.01 par value per share, 385,506,990 shares authorized, 53,512,578 shares issued and outstanding at June 30, 2025. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 42,613,090 issued and outstanding at December 31, 2024, and Class B common stock, $0.01 par value per share, 385,525,991 shares authorized, 53,531,579 shares issued and outstanding at December 31, 2024	1	1
Additional paid-in capital	27	—
Retained earnings	3,667	3,815
Accumulated other comprehensive loss	(134)	(269)
Total stockholders' equity	3,561	3,547
Noncontrolling interests	326	279
Total equity	3,887	3,826
TOTAL LIABILITIES AND EQUITY	$15,907	$13,324

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20	$881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162	176
(Gains) losses on sales of real estate and other	2	(753)
Amortization of share awards	46	46
Amortization of operating lease right-of-use assets	17	19
Deferred income taxes	(25)	(90)
Asset impairments	14	17
Equity (earnings) losses from unconsolidated hospitality ventures	6	(45)
Contra revenue	35	29
(Gains) losses, net on marketable securities	(15)	2
Contingent consideration liabilities fair value adjustments	(8)	(11)
Payments for key money assets	(56)	(47)
Deferred revenue related to the loyalty program	136	136
Working capital changes and other	(248)	59
Net cash provided by operating activities	86	419
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(355)	(1,013)
Proceeds from marketable securities and short-term investments	623	228
Contributions to equity method and other investments	(53)	(22)
Return of equity method and other investments	10	3
Acquisitions, net of cash acquired	(1,267)	(28)
Capital expenditures	(74)	(76)
Issuance of financing receivables	(7)	(85)
Proceeds from sales of real estate, net of cash disposed (1)	(9)	687
Other investing activities	12	—
Net cash used in investing activities	(1,120)	(306)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of issuance costs of $15 and $14 for the six months ended June 30, 2025 and June 30, 2024, respectively	2,684	830
Repayments and repurchases of debt	(1,527)	(2)
Repurchases of common stock	(149)	(522)
Dividends paid	(28)	(31)
Payment of withholding taxes for stock-based compensation	(23)	(40)
Other financing activities	(21)	2
Net cash provided by financing activities	936	237
Effect of exchange rate changes on cash	(16)	(4)
Net increase (decrease) in cash, cash equivalents, and restricted cash, including cash, cash equivalents, and restricted cash classified within current assets held for sale	(114)	346
Change in cash, cash equivalents, and restricted cash classified within current assets held for sale	(50)	3
Net increase (decrease) in cash, cash equivalents, and restricted cash	(164)	349
Cash, cash equivalents, and restricted cash—Beginning of period	1,015	919
Cash, cash equivalents, and restricted cash—End of period	$851	$1,268

(1) Represents a $9 million payment for proration adjustments during the six months ended June 30, 2025 related to the sale of Hyatt Regency Orlando and an adjacent undeveloped land parcel. At December 31, 2024, the liability was recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet.

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

Supplemental disclosure of cash flow information:

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$846	$1,253
Restricted cash	1	11
Restricted cash included in other assets	4	4
Total cash, cash equivalents, and restricted cash	$851	$1,268

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash paid during the period for interest	$105	$72
Cash paid during the period for income taxes, net	$163	$56
Cash paid for amounts included in the measurement of operating lease liabilities	$21	$22
Non-cash investing and financing activities:
Change in accrued capital expenditures	$4	$(1)
Non-cash right-of-use assets obtained in exchange for operating lease liabilities	$10	$7
Non-cash contributions to equity method and other investments (Note 4)	$—	$35
Non-cash issuance of financing receivables (Note 7)	$—	$89
Non-cash purchase consideration for the Playa Hotels Acquisition	$20	$—

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	Stockholders' equity attributable to Hyatt Hotels Corporation
	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Class	Class	Class	Class
	A	B	A	B
BALANCE—January 1, 2024	44,275,818	58,757,123	$1	$—	$—	$3,738	$(175)	$3	$3,567
Net income	—	—	—	—	—	522	—	—	522
Other comprehensive loss	—	—	—	—	—	—	(22)	—	(22)
Repurchases of common stock (1)	(528,427)	(1,987,229)	—	—	(2)	(387)	—	—	(389)
Employee stock plan issuance	13,475	—	—	—	2	—	—	—	2
Share-based payment activity	635,482	—	—	—	—	(5)	—	—	(5)
Cash dividends declared of $0.15 per share (Note 14)	—	—	—	—	—	(15)	—	—	(15)
Class share conversions	766,296	(766,296)	—	—	—	—	—	—	—
BALANCE—March 31, 2024	45,162,644	56,003,598	$1	$—	$—	$3,853	$(197)	$3	$3,660
Net income	—	—	—	—	—	359	—	—	359
Other comprehensive loss	—	—	—	—	—	—	(36)	—	(36)
Repurchases of common stock (1)	(906,875)	—	—	—	(21)	(114)	—	—	(135)
Employee stock plan issuance	14,553	—	—	—	2	—	—	—	2
Share-based payment activity	32,883	—	—	—	19	—	—	—	19
Cash dividends declared of $0.15 per share (see Note 14)	—	—	—	—	—	(16)	—	—	(16)
Class share conversions	464,111	(464,111)	—	—	—	—	—	—	—
BALANCE—June 30, 2024	44,767,316	55,539,487	$1	$—	$—	$4,082	$(233)	$3	$3,853

BALANCE—January 1, 2025	42,613,090	53,531,579	$1	$—	$—	$3,815	$(269)	$279	$3,826
Net income	—	—	—	—	—	20	—	4	24
Other comprehensive income	—	—	—	—	—	—	45	13	58
Measurement period adjustment for noncontrolling interest (Note 7)	—	—	—	—	—	—	—	5	5
Repurchases of common stock (1)	(1,078,511)	—	—	—	(13)	(137)	—	—	(150)
Employee stock plan issuance	12,982	—	—	—	2	—	—	—	2
Share-based payment activity	351,159	—	—	—	11	—	—	—	11
Cash dividends declared of $0.15 per share (Note 14)	—	—	—	—	—	(14)	—	—	(14)
Class share conversions	19,001	(19,001)	—	—	—	—	—	—	—
BALANCE—March 31, 2025	41,917,721	53,512,578	$1	$—	$—	$3,684	$(224)	$301	$3,762
Net loss	—	—	—	—	—	(3)	—	(1)	(4)
Other comprehensive income	—	—	—	—	—	—	90	26	116
Employee stock plan issuance	21,695	—	—	—	2	—	—	—	2
Share-based payment activity (2)	17,454	—	—	—	25	—	—	—	25
Cash dividends declared of $0.15 per share (see Note 14)	—	—	—	—	—	(14)	—	—	(14)
BALANCE—June 30, 2025	41,956,870	53,512,578	$1	$—	$27	$3,667	$(134)	$326	$3,887

(1) Includes a $1 million liability related to the 1% U.S. federal excise tax on certain share repurchases enacted by the Inflation Reduction Act of 2022.
(2) Includes $3 million of additional paid-in capital related to time-vested restricted stock units granted to certain Playa Hotels & Resorts N.V. employees as part of the total purchase consideration on the acquisition date (see Note 7).

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions of dollars, unless otherwise indicated)
(Unaudited)
1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries have offerings that consist of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential and vacation units. We also offer distribution and destination management services through ALG Vacations and distribution services through Mr & Mrs Smith, a boutique and luxury global travel platform. At June 30, 2025, our hotel portfolio included 1,487 hotels (363,790 rooms) throughout the world, of which 729 hotels (167,446 rooms) are located in the United States, and 158 are all-inclusive resorts (59,644 rooms). At June 30, 2025, our portfolio of properties operated in 80 countries around the world. Additionally, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other trade names or marks owned by such hotels or licensed by third parties.
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
•"properties," "portfolio of properties," or "property portfolio" refer to our hotel portfolio and residential and vacation units that we operate, manage, franchise, own, lease, develop, license, or to which we provide services or license our trademarks, including under the Park Hyatt, Alila, Miraval, Impression by Secrets, The Unbound Collection by Hyatt, Andaz, Thompson Hotels, The Standard, Dream Hotels, The StandardX, Breathless Resorts & Spas, JdV by Hyatt, Bunkhouse Hotels, Me and All Hotels, Zoëtry Wellness & Spa Resorts, Hyatt Ziva, Hyatt Zilara, Secrets Resorts & Spas, Dreams Resorts & Spas, Hyatt Vivid Hotels & Resorts, Sunscape Resorts & Spas, Alua Hotels & Resorts, Bahia Principe Hotels & Resorts, Grand Hyatt, Hyatt Regency, Destination by Hyatt, Hyatt Centric, Hyatt Vacation Club, Hyatt, Caption by Hyatt, Unscripted by Hyatt, Hyatt Place, Hyatt House, Hyatt Studios, Hyatt Select, and UrCove brands;
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
Expense Disaggregation Disclosures—In November 2024, the FASB issued Accounting Standards Update No. 2024-03 ("ASU 2024-03"), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of disaggregated information about certain costs and expenses presented on the consolidated statements of income (loss), including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, as clarified by Accounting Standards Update No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, and may be applied either prospectively or retrospectively for any or all prior periods presented. We are currently assessing the impact of adopting ASU 2024-03.
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
See Note 17 for our revenues disaggregated by the nature of the product or service.
Contract Balances
Contract assets, included in receivables, net on our condensed consolidated balance sheets, were $3 million and insignificant at June 30, 2025 and December 31, 2024, respectively. As our profitability hurdles are generally calculated on a full-year basis, we expect our contract assets to be insignificant at year end.
Contract liabilities were comprised of the following:

	June 30, 2025	December 31, 2024
Deferred revenue related to the loyalty program	$1,469	$1,333
Deferred revenue related to distribution and destination management services	549	705
Deferred revenue related to co-branded credit card programs	78	66
Advanced deposits	67	53
Initial fees received from franchise owners	48	47
Deferred revenue related to insurance programs	47	112
Other deferred revenue	91	80
Total contract liabilities	$2,349	$2,396

Revenue recognized during the three months ended June 30, 2025 and June 30, 2024 included in the contract liabilities balance at the beginning of each year was $260 million and $227 million, respectively. Revenue recognized during the six months ended June 30, 2025 and June 30, 2024 included in the contract liabilities balance at the beginning of each year was $921 million and $850 million, respectively. This revenue primarily relates to distribution and destination management services and the loyalty program.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $125 million at June 30, 2025, approximately 10% of which we expect to recognize over the next 12 months, with the remainder to be recognized thereafter.
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
Variable Interest Entities
Bahia Principe—During the year ended December 31, 2024, we entered into a shareholders' agreement with an unrelated third party and acquired 50% of the outstanding shares of Management Hotelero Piñero, S.L. (the "Bahia Principe Transaction"). The joint venture, which is a variable interest entity ("VIE"), owns the Bahia Principe brand and manages Bahia Principe Hotels & Resorts-branded properties (see Note 7). Through our variable interest, we have the power to direct the activities that most significantly affect the economic performance of the VIE and have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE and therefore, we are the primary beneficiary. We consolidate the operating results and financial position of this VIE in our condensed consolidated financial statements within our management and franchising segment.
The following table summarizes the VIE's assets and liabilities, including the effect of foreign currency translation, recorded on our condensed consolidated balance sheets at June 30, 2025 and December 31, 2024. The assets may only be used to settle obligations of the consolidated VIE, if any. In addition, there is no recourse to us for the consolidated VIE's liabilities.

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$17	$2
Receivables	7	15
Total current assets	24	17
Operating lease right-of-use assets	1	1
Goodwill	178	147
Intangibles, net	577	515
Other assets	56	50
Total assets	$836	$730

Accounts payable	$1	$15
Accrued expenses and other current liabilities	4	1
Total current liabilities	5	16
Long-term operating lease liabilities	1	1
Other long-term liabilities	185	161
Total liabilities	$191	$178
The resorts managed by the joint venture increase our all-inclusive portfolio and provide guests and loyalty program members more opportunities to experience all-inclusive travel. In conjunction with the transaction, we entered into various agreements with the joint venture and its related parties to provide certain commercial and management support services to the joint venture and to support the growth of the Bahia Principe brand and the operation of the Bahia Principe Hotels & Resorts-branded properties.
UVC Transaction—During the six months ended June 30, 2024, we completed a restructuring of the entity that owns the Unlimited Vacation Club paid membership program business and sold 80% of the entity to an unrelated third party for $80 million (the "UVC Transaction"). As a result of the transaction, we deconsolidated the entity as we no longer have a controlling financial interest, and we account for our remaining 20% ownership interest as an equity method investment in an unconsolidated hospitality venture. We received $41 million of proceeds, net of $39 million of cash disposed; recorded a $20 million equity method investment representing the fair value of our retained investment in the entity; and recorded $86 million of guarantee liabilities as described below. The transaction was accounted for as a business disposition and resulted in a $231 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income (loss) during the six months ended June 30, 2024. We continue to manage the Unlimited Vacation Club business under a long-term management agreement and license and royalty agreement. The operating results of the Unlimited Vacation Club business prior to the UVC Transaction are reported within our distribution segment.
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
Additionally, we agreed to indemnify the unconsolidated hospitality venture, the primary obligor to the foreign taxing authorities, for obligations the entity may incur as a result of uncertain tax positions. Following the transaction, we accounted for the indemnification as a guarantee. We derecognized the long-term income taxes payable related to the uncertain tax positions and recorded a $61 million guarantee liability at fair value in other long-term liabilities on our condensed consolidated balance sheet. The fair value of the indemnification was estimated using a probability-based weighting approach to determine the likelihood of payment of the tax liability, penalties, and interest related to the 2013 through 2018 tax years. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, and expected timing of cash flows, which are primarily Level Three assumptions. At June 30, 2025, the indemnification for open tax years had a maximum exposure of $71 million.
The entity that owns the Unlimited Vacation Club business is classified as a VIE in which we hold a variable interest but are not the primary beneficiary, and we account for our common ownership interest as an equity method investment. At June 30, 2025 and December 31, 2024, we had $72 million and $68 million, respectively, recorded in other long-term liabilities (see Note 11) on our condensed consolidated balance sheets related to our guaranteed obligations of this unconsolidated VIE. At June 30, 2025 and December 31, 2024, our maximum exposure to loss was $141 million and $142 million, respectively, which includes the maximum exposure under the guarantee and indemnification (see Note 13).
Equity Method Investments
Equity method investments were $221 million and $189 million at June 30, 2025 and December 31, 2024, respectively.
During the three and six months ended June 30, 2025, we recognized $6 million and $7 million, respectively, of impairment charges, and during both the three and six months ended June 30, 2024, we recognized $10 million of impairment charges in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss). The impairment charges were related to certain investments in unconsolidated hospitality ventures in which the estimated fair values were less than the carrying values, and the impairments were deemed other than temporary. We estimated the fair values of our investments, which are classified as Level Three in the hierarchy, using pending third-party offers or internally-developed cash flow models.

Juniper Hotels Limited—On February 28, 2024, Juniper Hotels Limited completed its initial public offering ("IPO") and issued 50,000,000 equity shares on the BSE Limited and National Stock Exchange of India Limited stock exchanges. Both prior and subsequent to the IPO, we hold 86,251,192 equity shares in the entity. At June 30, 2025, the aggregate value of our equity shares was $291 million based on the price per share of the principal market.
As a result of the IPO, our ownership interest in the unconsolidated hospitality venture was diluted from 50.0% to 38.8%. As we maintain the ability to significantly influence the operations of the entity, we recorded an increase to our equity method investment and recognized a $79 million non-cash pre-tax dilution gain in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss) during the six months ended June 30, 2024.
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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value on our condensed consolidated balance sheets, were as follows:

	June 30, 2025	December 31, 2024
Loyalty program (Note 9)	$702	$642
Deferred compensation plans held in rabbi trusts (Note 9 and Note 11)	564	548
Captive insurance company (Note 9)	136	86
Total marketable securities held to fund operating programs	$1,402	$1,276
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents and short-term investments	(97)	(55)
Marketable securities held to fund operating programs included in other assets	$1,305	$1,221
At June 30, 2025 and December 31, 2024, marketable securities held to fund operating programs included:
•$572 million and $473 million, respectively, of available-for-sale ("AFS") debt securities with contractual maturity dates ranging from 2025 through 2069. The amortized cost of our AFS debt securities approximates fair value;
•$68 million and $25 million, respectively, of time deposits classified as held-to-maturity ("HTM") debt securities with contractual maturities on various dates through 2027. The amortized cost of our time deposits approximates fair value;
•$19 million and $17 million, respectively, of equity securities with a readily determinable fair value.

Net unrealized and realized gains (losses) from marketable securities held to fund operating programs recognized on our condensed consolidated financial statements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unrealized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$30	$2	$16	$24
Revenues for reimbursed costs (2)	14	—	7	11
Other income (loss), net (Note 19)	3	1	5	1
Other comprehensive income (loss) (Note 14)	4	(2)	11	(6)

Realized gains, net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$1	$2	$3	$4
Revenues for reimbursed costs (2)	1	1	2	2
(1) Unrealized and realized gains recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts are offset by amounts recognized in general and administrative expenses and owned and leased expenses with no impact on net income (loss).
(2) Unrealized and realized gains recognized in revenues for reimbursed costs related to investments held to fund rabbi trusts are offset by amounts recognized in reimbursed costs with no impact on net income (loss).
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at cost or fair value, depending on the nature of the investment, on our condensed consolidated balance sheets, were as follows:

	June 30, 2025	December 31, 2024
Interest-bearing money market funds	$434	$600
Time deposits (1)	39	379
Ordinary shares in Playa Hotels (Note 9)	—	154
Total marketable securities held for investment purposes	$473	$1,133
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(467)	(975)
Marketable securities held for investment purposes included in other assets	$6	$158
(1) Time deposits have contractual maturities on various dates through 2027. The amortized cost of our time deposits approximates fair value.
During the three months ended June 30, 2025, we acquired all of the issued and outstanding ordinary shares of Playa Hotels & Resorts N.V. ("Playa Hotels") (see Note 7). Prior to the acquisition, we held ordinary shares in Playa Hotels, which were accounted for as equity securities with a readily determinable fair value as we did not have the ability to significantly influence the operations of the entity. The following table summarizes net gains (losses) recognized in other income (loss), net on our condensed consolidated statements of income (loss) (see Note 19):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net gains (losses)	$2	$(16)	$10	$(3)
Less: net gains recognized on shares during the period	(2)	—	(10)	—
Unrealized gains (losses), net recognized on shares held at period end	$—	$(16)	$—	$(3)

Fair Value—We measure marketable securities at fair value on a recurring basis:

	June 30, 2025	Cash and cash equivalents	Short-term investments	Other assets
Level One—Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$465	$465	$—	$—
Mutual funds and exchange-traded funds	571	—	—	571
Common shares	12	—	—	12
Level Two—Significant Other Observable Inputs
Time deposits	107	26	8	73
U.S. government obligations	314	3	15	296
U.S. government agencies	31	—	—	31
Corporate debt securities	304	4	43	257
Mortgage-backed securities	30	—	—	30
Asset-backed securities	37	—	—	37
Municipal and provincial notes and bonds	4	—	—	4
Total	$1,875	$498	$66	$1,311

	December 31, 2024	Cash and cash equivalents	Short-term investments	Other assets
Level One—Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$638	$638	$—	$—
Mutual funds and exchange-traded funds	555	—	—	555
Ordinary and common shares	164	—	—	164
Level Two—Significant Other Observable Inputs
Time deposits	404	20	355	29
U.S. government obligations	307	—	5	302
U.S. government agencies	21	—	—	21
Corporate debt securities	249	—	12	237
Mortgage-backed securities	29	—	—	29
Asset-backed securities	38	—	—	38
Municipal and provincial notes and bonds	4	—	—	4
Total	$2,409	$658	$372	$1,379
During the six months ended June 30, 2025 and June 30, 2024, there were no transfers between levels of the fair value hierarchy. We do not have nonfinancial assets or nonfinancial liabilities required to be measured at fair value on a recurring basis.

Other Investments
HTM Debt Securities—We hold investments in third-party entities associated with certain of our hotels. The investments are redeemable on various dates through 2062 and recorded as HTM debt securities within other assets on our condensed consolidated balance sheets:

	June 30, 2025	December 31, 2024
HTM debt securities (1)	$296	$276
Less: allowance for credit losses	(9)	(9)
Total HTM debt securities, net of allowances	$287	$267
(1) Includes a $196 million and $194 million preferred equity investment, net of a $32 million and $35 million unamortized discount, at June 30, 2025 and December 31, 2024, respectively, in a third-party entity that owns a managed hotel. Accretion of the discount is recognized as interest income in other income (loss), net on our condensed consolidated statements of income (loss) (see Note 19) and is based on an imputed interest rate of approximately 8.9%.

The following table summarizes the activity in our HTM debt securities allowance for credit losses:

	2025	2024
Allowance at January 1	$9	$13
Provisions (1)	—	—
Allowance at March 31	$9	$13
Provisions (reversals), net (1)	—	(2)
Write-offs	—	(2)
Allowance at June 30	$9	$9

(1) Provisions for credit losses were partially or fully offset by interest income recognized in the same periods (see Note 19).
We estimated the fair value of these HTM debt securities to be approximately $286 million and $270 million at June 30, 2025 and December 31, 2024, respectively. The fair values of our preferred equity investments, which are classified as Level Three in the fair value hierarchy, are estimated using probability-based discounted future cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is the selection of appropriate discount rates and probability weighting. Fluctuations in these assumptions could result in different estimates of fair value. The remaining HTM debt securities are classified as Level Two in the fair value hierarchy due to the use and weighting of multiple market inputs being considered in the final price of the security.
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

	June 30, 2025
	Amortized cost	Allowance for credit losses (1)	Gross unrealized gains	Gross unrealized losses	Fair value
AFS debt security	$30	$(30)	$12	$(12)	$—
(1) During the three and six months ended June 30, 2025, we recognized $25 million and $30 million, respectively, of credit loss provisions in other income (loss), net on our condensed consolidated statements of income (loss) (see Note 19). At June 30, 2025, the investment is considered nonperforming.

	December 31, 2024
	Amortized cost	Allowance for credit losses	Gross unrealized gains	Gross unrealized losses	Fair value
AFS debt security	$30	$—	$12	$—	$42

Net unrealized gains (losses) recognized on our condensed consolidated financial statements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other comprehensive income (loss) (Note 14)	$—	$1	$(12)	$1
Equity Securities Without a Readily Determinable Fair Value—At June 30, 2025 and December 31, 2024, we held $11 million and $12 million, respectively, of investments in equity securities without a readily determinable fair value, which are recorded within other assets on our condensed consolidated balance sheets and represent investments in entities where we do not have the ability to significantly influence the operations of the entity.
5.    PROPERTY AND EQUIPMENT, NET
At June 30, 2025 and December 31, 2024, we had $1,729 million and $1,689 million, respectively, of net property and equipment recorded on our condensed consolidated balance sheets.
During the three and six months ended June 30, 2025, we identified changes in circumstances that indicated that the carrying values of certain asset groups, inclusive of property and equipment and operating lease right-of-use ("ROU") assets, may not be recoverable. We assessed the recoverability of the net book values and determined that the carrying values of certain asset groups were not fully recoverable. We then estimated the fair values of these assets, which are classified as Level Three in the hierarchy, using pending third-party offers or internally-developed cash flow models, which incorporated cash flow assumptions based on current economic trends, historical experience, and future growth projections. We determined that the carrying values of certain asset groups were in excess of the fair values, and we allocated the impairment charges to the long-lived assets within the asset group. We recognized $6 million and $2 million of impairment charges related to property and equipment and operating lease ROU assets, respectively. The impairment charges were recognized in asset impairments on our condensed consolidated statements of income (loss) during the three and six months ended June 30, 2025 within our owned and leased segment.
For additional information about acquisition and disposition activity impacting property and equipment, see Note 7.
6.    RECEIVABLES
Receivables
At June 30, 2025 and December 31, 2024, we had $982 million and $1,121 million, respectively, of net receivables recorded on our condensed consolidated balance sheets.
The following table summarizes the activity in our receivables allowance for credit losses:

	2025	2024
Allowance at January 1	$62	$50
Provisions (reversals), net	4	3
Write-offs	(2)	(2)
Allowance at March 31	$64	$51
Provisions (reversals), net	5	—
Write-offs	(1)	(2)
Allowance at June 30	$68	$49

Financing Receivables

	June 30, 2025	December 31, 2024
Secured financing to hotel owners	$158	$150
Unsecured financing to hotel owners and unconsolidated hospitality ventures (1)	335	295
Total financing receivables	$493	$445
Less: current portion of financing receivables included in receivables, net	(12)	(41)
Less: allowance for credit losses (2)	(43)	(36)
Total long-term financing receivables, net of allowances	$438	$368
(1) Includes a $37 million and $35 million loan, net of a $13 million and $15 million unamortized discount, at June 30, 2025 and December 31, 2024, respectively, related to seller financing issued in conjunction with the sale of an undeveloped land parcel. Accretion of the discount is recognized as interest income in other income (loss), net on our condensed consolidated statements of income (loss) (see Note 19) and is based on an imputed interest rate of approximately 9.5%.

(2) At both June 30, 2025 and December 31, 2024, there was no allowance for credit losses recorded for secured financing to hotel owners.
Allowance for Credit Losses—The following table summarizes the activity in our unsecured financing receivables allowance for credit losses:

	2025	2024
Allowance at January 1	$36	$42
Provisions (reversals), net	6	(1)
Foreign currency exchange, net	—	(1)
Allowance at March 31	$42	$40
Foreign currency exchange, net	1	—
Write-offs	—	(3)
Provisions (reversals), net	—	1
Allowance at June 30	$43	$38
Credit Monitoring—Our unsecured financing receivables were as follows:

	June 30, 2025
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$263	$(39)	$224	$21
Other financing arrangements	72	(4)	68	—
Total unsecured financing receivables	$335	$(43)	$292	$21

	December 31, 2024
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$259	$(33)	$226	$20
Other financing arrangements	36	(3)	33	—
Total unsecured financing receivables	$295	$(36)	$259	$20
Fair Value—We estimated the fair value of financing receivables to be approximately $479 million and $440 million at June 30, 2025 and December 31, 2024, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using discounted future cash flow models. The principal inputs used are projected future cash flows and the discount rate, which is generally the effective interest rate of the loan.

7.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Playa Hotels—During the three months ended June 30, 2025, we completed a tender offer process to purchase all of the issued and outstanding ordinary shares of Playa Hotels at a cash price of $13.50 per share (the "Offer Consideration" and such acquisition, the "Playa Hotels Acquisition"). Immediately prior to the acquisition date, we held 9.9% of Playa Hotels' outstanding shares (see Note 4). On June 11, 2025, the acquisition date, we paid cash of $1,497 million, obtained control over a majority of the outstanding shares, and repaid Playa Hotels' existing term loan for approximately $1,078 million, inclusive of $3 million of accrued interest (see Note 10). All remaining shares were acquired from June 12, 2025 to June 17, 2025. The impact of the noncontrolling interest during the intervening period was insignificant. On June 17, 2025, we completed the Playa Hotels Acquisition, which was financed through proceeds from debt (see Note 10). We accounted for the transaction as a business combination.
Upon acquisition, each unvested restricted share and restricted stock unit award held by non-executive directors of Playa Hotels and certain terminating employees (collectively, the "Terminating Employees") became fully vested and was automatically converted into the right to receive cash, equal to the Offer Consideration multiplied by the total number of unvested ordinary shares as of immediately prior to the closing of the Playa Hotels Acquisition. Vesting for awards eligible to vest based on performance goals was determined based on relevant provisions in underlying award agreements, with such vesting occurring either (i) as though the greater of target performance or actual performance had been achieved or (ii) as though target performance had been achieved, except that, all such awards granted during 2024 vested at the applicable maximum performance level. We paid $50 million to Terminating Employees and recorded a $3 million liability for amounts that will be paid at a future date in accrued compensation and benefits on our condensed consolidated balance sheet. Of this amount, $25 million was attributable to pre-combination vesting and was therefore included in the purchase consideration. The remaining $28 million is attributable to post-combination vesting and was recognized in transaction and integration costs on our condensed consolidated statements of income (loss) during the three months ended June 30, 2025.
Additionally, we assumed outstanding unvested restricted shares and restricted stock unit awards (the "Continuing Awards") that were previously granted to continuing employees under the Playa Hotels N.V. 2017 Omnibus Incentive Plan (the "Playa Hotels Plan") and converted each award into time-vested restricted stock units ("RSUs") (see Note 15). The fair value of these replacement awards, which was estimated based on the closing stock price of our Class A common stock on the acquisition date, was $17 million, of which $3 million was attributable to pre-combination vesting and was therefore included in the purchase consideration. The remaining $14 million is attributable to post-combination vesting and will be recognized as compensation expense on a straight-line basis over the requisite service period on our condensed consolidated statements of income (loss) (see Note 15).
Total purchase consideration was determined as follows:

Ordinary shares outstanding	123,013,382
Less: Hyatt's previously-held ordinary shares	(12,143,621)
Total number of ordinary shares acquired	110,869,761
Offer Consideration per share	$13.50
Cash paid to shareholders (1)	$1,497
Fair value of share-based payment awards to Terminating Employees	25
Fair value of Continuing Awards	3
Settlement of preexisting relationship (2)	8
Total purchase consideration	$1,533
(1) Includes a $7 million liability, which was recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet at June 30, 2025 and will be paid to shareholders at a future date.
(2) Represents the effective settlement of existing receivables and key money assets related to Playa Hotels, which was determined based on the respective carrying values at the acquisition date.
The acquisition primarily consists of 15 all-inclusive resorts across Mexico, the Dominican Republic, and Jamaica. On June 29, 2025, we entered into a definitive agreement with an unrelated third party to sell the entirety of the owned real estate portfolio of Playa Hotels (the "Playa Hotels Portfolio") for $2,000 million, inclusive of a $200 million preferred equity investment in the third-party entity that will own the properties, and up to an additional $143 million of contingent consideration, if certain operating thresholds are met. Upon sale of the Playa Hotels

Portfolio, we will enter into long-term management agreements with the prospective buyer for 13 of the 15 properties. At both the Playa Hotels Acquisition date and June 30, 2025, the assets and liabilities associated with the Playa Hotels Portfolio were classified as held for sale on our condensed consolidated balance sheet as described below.
Our condensed consolidated balance sheet at June 30, 2025 reflects preliminary estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. Assets and liabilities held for sale were recorded at their estimated fair values less costs to sell.
The fair value of the acquired property and equipment that was classified as held for sale was estimated using a market approach and market participant assumptions, which incorporated the following:
•The agreed-upon sales price of the Playa Hotels Portfolio, less amounts for committed capital expenditures to be incurred prior to the sale.
•The fair value of the preferred equity investment and contingent consideration, both of which were estimated using a Monte Carlo simulation to model the probability of possible outcomes. The valuation methodology includes assumptions and judgments regarding discount rates, volatility, timing of expected cash flows, estimated probability of achieving the contractual objectives, and hotel operating results, which are primarily Level Three assumptions.
•The fair value of agreed-upon tax indemnifications, which were estimated using a probability-based weighting approach to determine the likelihood of payment of the potential tax liabilities. The valuation methodology includes assumptions and judgments regarding probability weighting, outcomes of tax assessments, and expected timing of cash flows, which are primarily Level Three assumptions.
We recorded an assumed liability within accrued expenses and other current liabilities related to tax liabilities triggered by the acquisition. The liability was estimated using the cumulative-probability approach to determine the expected payment amount. The valuation methodology includes assumptions and judgments regarding the cumulative probabilities, which are primarily Level Three assumptions.
The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values. We will continue to evaluate the underlying inputs and assumptions used in our valuation of assets acquired and liabilities assumed. Accordingly, these estimates, along with any related tax impacts, are subject to change during the measurement period, which is up to one year from the date of acquisition.

The following table summarizes the preliminary fair value of the identifiable net assets acquired at the acquisition date:

Purchase consideration	$1,533
Fair value of Hyatt's previously-held ordinary shares	164
Total to be allocated	$1,697

Cash and cash equivalents	$195
Receivables	9
Prepaids and other assets	6
Prepaid income taxes	1
Current assets held for sale	135
Property and equipment	6
Operating lease right-of-use assets	6
Goodwill (1)	964
Deferred tax assets	2
Other assets	1
Long-term assets held for sale	1,761
Total assets acquired	$3,086

Accounts payable	$33
Accrued expenses and other current liabilities	113
Current contract liabilities	3
Accrued compensation and benefits	8
Current operating lease liabilities	1
Current liabilities held for sale	115
Debt	1,075
Long-term operating lease liabilities	5
Other long-term liabilities	1
Long-term liabilities held for sale	35
Total liabilities assumed	$1,389
Total net assets acquired attributable to Hyatt Hotels Corporation	$1,697
(1) The goodwill is attributable to securing the ability for us to manage certain properties in the Playa Hotels Portfolio over the long term as well as growth opportunities we expect to realize by introducing the properties to our all-inclusive platform offerings, including our distribution and destination management services and the Unlimited Vacation Club business that we manage. Goodwill is not tax deductible. At June 30, 2025, we have not completed the assignment of goodwill to reporting units.

Following the acquisition date, the operating results of Playa Hotels were recognized in our condensed consolidated statements of income (loss). For the period from the acquisition date through June 30, 2025, total revenues attributable to Playa Hotels were $47 million and the net loss attributable to Playa Hotels was $36 million, including $45 million of non-recurring transaction costs that were incurred and recognized by Playa Hotels, as included below.
During the three and six months ended June 30, 2025, we recognized $65 million and $79 million, respectively, of transaction costs, primarily related to legal and financial advisory fees, severance payments to Terminating Employees, and payments made to settle unvested awards of Terminating Employees, in transaction and integration costs on our condensed consolidated statements of income (loss).

Unaudited Pro Forma Combined Financial Information
The following table presents the unaudited pro forma combined results of Hyatt and Playa Hotels as if the Playa Hotels Acquisition had occurred on January 1, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$1,969	$1,920	$3,941	$3,909
Net income attributable to Hyatt Hotels Corporation	38	372	106	841
The unaudited pro forma combined financial information was based on the historical financial information of Hyatt and Playa Hotels, excluding Playa Hotels properties sold prior to the acquisition, and includes adjustments for the following factually supportable transactions, directly attributable to the acquisition:
•Elimination of historical related-party transactions between Hyatt and Playa Hotels that would be considered intercompany transactions;
•Incremental interest expense associated with the DDTL Facility, 2028 Notes, and 2032 Notes, as defined in Note 10, that were used to finance the acquisition, repay certain indebtedness of Playa Hotels and its subsidiaries, and pay related fees and expenses as well as the removal of Playa Hotels' historical interest expense;
•Recognition of stock-based compensation expense related to Assumed Awards, as defined in Note 15, issued to continuing employees;
•Recognition of $79 million of non-recurring transaction costs related to the acquisition as of the beginning of the earliest period presented;
•Recognition of expected transaction and integration costs directly attributable to the acquisition, including contractual severance payments to certain Terminating Employees and retention payments to certain continuing employees;
•Recognition of a non-recurring realized gain related to our previously-held ordinary shares in Playa Hotels (see Note 4) as of the beginning of the earliest period presented, and removal of the unrealized gains and losses historically recognized by Hyatt; and
•Tax effects of the acquisition as if Playa Hotels had been part of the combined company since January 1, 2024.
The unaudited pro forma combined financial information does not necessarily reflect what the combined company's financial condition or results of operations would have been had the transaction and the related financing occurred on January 1, 2024. The unaudited pro forma combined financial information also may not be useful in predicting the future financial condition and results of operations of the combined company following the acquisition. In addition, the unaudited pro forma combined financial information does not give effect to any cost savings, operating synergies or revenue synergies that may result from the transaction, including the impact of the planned disposition of the Playa Hotels Portfolio, or the costs to achieve any synergies.
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
The acquisition included management and hotel services agreements for operating hotels and the Bahia Principe trade name. In addition, the acquisition contemplated the future management of undeveloped Bahia Principe Hotels & Resorts-branded properties. Following the acquisition date, fee revenues and operating expenses of Bahia Principe were recognized on our condensed consolidated statements of income (loss).
Our condensed consolidated balance sheets at both June 30, 2025 and December 31, 2024 reflect preliminary estimates of the fair value of the assets acquired, liabilities assumed, and the noncontrolling interest in the entity based on available information as of the acquisition date. The fair values of intangible assets acquired were estimated using either discounted future cash flow models or the relief from royalty method, both of which include revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three assumptions. The fair value of the noncontrolling interest related to the equity interests in the VIE held by our venture partner was estimated based on 50% of the enterprise value of the entity. The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
During 2025, the fair values of certain assets acquired and liabilities assumed as well as the noncontrolling interest in the entity were revised. The measurement period adjustments primarily resulted from further evaluation of the contracts entered into upon acquisition and included the recognition of additional intangibles that were separately identifiable from goodwill as well as the related tax impacts that existed at the acquisition date. Measurement period adjustments recorded on our condensed consolidated balance sheet at June 30, 2025 include a $183 million increase in intangibles, net, a $47 million increase in other long-term liabilities, and a $5 million increase in the noncontrolling interest, all of which resulted in a corresponding $131 million decrease in goodwill. During the six months ended June 30, 2025, we recognized insignificant amortization expense on our condensed consolidated statements of income (loss) that would have been recognized during the year ended December 31, 2024, if the measurement period adjustments would have been made as of the acquisition date.
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
(1) Relates to value added taxes. We recorded an offsetting payable as amounts to be received were due to a third-party.
(2) The goodwill is attributable to the growth opportunities we expect to realize by expanding our all-inclusive resort offerings. Goodwill is not tax deductible. At June 30, 2025, we have not completed the assignment of goodwill to reporting units.
(3) Relates to the Bahia Principe brand name.
(4) Amortized over useful lives of approximately 25 to 31 years, with a weighted-average useful life of approximately 28 years.
(5) Represents an indemnification asset that we expect to collect under contractual agreements for $50 million of pre-acquisition tax liabilities, including interest, which were recorded in other long-term liabilities, related to certain foreign filing positions (see Note 9 and Note 11).
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
The acquisition included management, franchise, and license agreements for both operating and additional hotels that are expected to open in the future and the affiliated trade names. Following the acquisition date, fee revenues and operating expenses of Standard International were recognized on our condensed consolidated statements of income (loss).
Our condensed consolidated balance sheets at both June 30, 2025 and December 31, 2024 reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired were estimated using either discounted future cash flow models or the relief from royalty method, both of which include revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three assumptions. The fair values of performance guarantee liabilities assumed were estimated using Monte Carlo simulations to model the probability of possible outcomes (see Note 13). The valuation methodology includes assumptions and judgments regarding discount rates, volatility, and hotel operating results, which are primarily Level Three assumptions. The remaining assets and liabilities were recorded at their carrying values, which approximate their fair values.
During 2025, the fair values of certain assets acquired and liabilities assumed were revised. The measurement period adjustments primarily resulted from the refinement of certain assumptions, including contract terms, renewal periods, and useful lives, which affected the underlying cash flows in the valuation, and were based on facts and circumstances that existed at the acquisition date. Measurement period adjustments recorded on our condensed consolidated balance sheet at June 30, 2025 include a $41 million decrease in intangibles, net, a $3 million increase in long-term contract liabilities, a $1 million increase in receivables, net, and a $1 million decrease in other long-term liabilities, all of which resulted in a corresponding $42 million increase in goodwill. During the six months ended June 30, 2025, we recognized insignificant income on our condensed consolidated statements of income (loss) that would have been recognized during both the three months ended March 31, 2025 and the year ended December 31, 2024 if the measurement period adjustments would have been made as of the acquisition date.
We will finalize the fair values of the assets acquired and liabilities assumed in the third quarter of 2025. We will continue to evaluate the contracts acquired and the underlying inputs and assumptions used in our valuation of assets acquired and liabilities assumed. Accordingly, these estimates, along with any related tax impacts, are subject to change during the measurement period, which is up to one year from the date of acquisition.
The following table summarizes the preliminary fair value of the identifiable net assets acquired at the acquisition date:

Cash and cash equivalents	$3
Receivables	5
Operating lease right-of-use assets	6
Goodwill (1)	128
Indefinite-lived intangibles (2)	88
Management and franchise agreement intangibles (3)	51
Total assets acquired	$281

Accounts payable	$1
Accrued expenses and other current liabilities	1
Accrued compensation and benefits	3
Current operating lease liabilities	1
Long-term contract liabilities	3
Long-term operating lease liabilities	5
Other long-term liabilities	8
Total liabilities assumed	$22
Total net assets acquired attributable to Hyatt Hotels Corporation	$259
(1) The goodwill, which is primarily tax deductible and recorded on the management and franchising segment, is attributable to the growth opportunities we expect to realize by enhancing our lifestyle portfolio and offering immersive brand experiences.
(2) Relates to The Standard, Bunkhouse Hotels, The Manner, and The StandardX brand names.
(3) Amortized over useful lives of approximately 5 to 24 years, with a weighted-average useful life of approximately 17 years.
Me and All Hotels—During the three months ended June 30, 2024, we acquired the Me and All Hotels brand name from an unrelated third party for approximately $28 million, inclusive of closing costs. Upon completion of the asset acquisition, we recorded an indefinite-lived brand intangible within intangibles, net on our condensed consolidated balance sheet (see Note 8).
Dispositions
Park Hyatt Zurich—During the three months ended June 30, 2024, we sold Park Hyatt Zurich to an unrelated third party and accounted for the transaction as an asset disposition. We received proceeds of CHF 220 million (approximately $244 million), net of closing costs and proration adjustments, and issued a CHF 41 million

(approximately $45 million) secured financing receivable with an initial maturity date of five years (see Note 6). Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $257 million pre-tax gain, including the reclassification of $6 million of currency translation gains from accumulated other comprehensive loss (see Note 14), which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income (loss) during the three months ended June 30, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Hyatt Regency San Antonio Riverwalk—During the three months ended June 30, 2024, we sold Hyatt Regency San Antonio Riverwalk to an unrelated third party for $226 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $100 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income (loss) during the three months ended June 30, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Hyatt Regency Green Bay—During the three months ended June 30, 2024, we sold Hyatt Regency Green Bay to an unrelated third party for $3 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term franchise agreement for the property. The sale resulted in a $4 million pre-tax loss, which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income (loss) during the three months ended June 30, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Hyatt Regency Aruba Resort Spa and Casino—During the six months ended June 30, 2024, we sold the shares of the entities that own Hyatt Regency Aruba Resort Spa and Casino to an unrelated third party and accounted for the transaction as an asset disposition. We received $173 million of proceeds, net of cash disposed, closing costs, and proration adjustments, and issued a $41 million unsecured financing receivable with an initial maturity date of five years (see Note 6). Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $172 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income (loss) during the six months ended June 30, 2024. In connection with the disposition, we recognized a $15 million goodwill impairment charge in asset impairments on our condensed consolidated statements of income (loss) during the six months ended June 30, 2024. The assets disposed represented the entirety of the reporting unit and therefore, no business operations remained to support the related goodwill, which was therefore impaired. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Held for Sale
Playa Hotels Portfolio—During the three months ended June 30, 2025, we entered into a definitive agreement to sell the Playa Hotels Portfolio to an unrelated third party as discussed above. The sale is expected to close by the end of 2025 and is subject to regulatory approval in Mexico and other customary closing conditions.

The following table summarizes assets and liabilities held for sale within our owned and leased segment on our condensed consolidated balance sheet at June 30, 2025:

Cash and cash equivalents	$50
Receivables, net	58
Inventories	18
Prepaids and other assets	6
Prepaid income taxes	6
Current assets held for sale	138
Property and equipment	1,770
Deferred tax assets	3
Other assets	6
Long-term assets held for sale	1,779
Total assets held for sale	$1,917

Current maturities of long-term debt (1)	$1
Accounts payable	29
Accrued expenses and other current liabilities	16
Current contract liabilities	48
Accrued compensation and benefits	15
Current liabilities held for sale	109
Long-term debt (1)	18
Other long-term liabilities	15
Long-term liabilities held for sale	33
Total liabilities held for sale	$142
(1) Relates to finance lease obligations.
8.    INTANGIBLES, NET

		June 30, 2025
	Weighted- average useful lives in years	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	20	$1,580	$(338)	$1,242
Brand and other indefinite-lived intangibles	—	814	—	814
Customer relationships intangibles	10	411	(177)	234
Other intangibles	10	37	(13)	24
Total		$2,842	$(528)	$2,314

	December 31, 2024
	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	$1,368	$(290)	$1,078
Brand and other indefinite-lived intangibles	806	—	806
Customer relationships intangibles	410	(153)	257
Other intangibles	35	(9)	26
Total	$2,619	$(452)	$2,167

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization expense	$37	$31	$73	$67
During the three and six months ended June 30, 2025, we recognized $2 million and $6 million, respectively, of impairment charges, and during the three and six months ended June 30, 2024, we recognized no amount and $2 million, respectively, of impairment charges in asset impairments on our condensed consolidated statements of income (loss). The impairment charges were related to management agreement intangibles and were a result of contract terminations within our management and franchising segment.
For additional information about acquisition and disposition activity impacting intangibles, see Note 7.
9.    OTHER ASSETS

	June 30, 2025	December 31, 2024
Key money assets	$1,057	$994
Marketable securities held to fund the loyalty program (Note 4)	674	608
Marketable securities held to fund rabbi trusts (Note 4)	564	548
Long-term investments (Note 4)	304	325
Marketable securities held for captive insurance company (Note 4)	67	65
Indemnification asset (Note 7)	58	50
Ordinary shares in Playa Hotels (Note 4)	—	154
Other	92	99
Total other assets	$2,816	$2,843
10.    DEBT
At June 30, 2025 and December 31, 2024, we had $6,034 million and $3,782 million, respectively, of total debt, which included $407 million and $456 million, respectively, recorded in current maturities of long-term debt on our condensed consolidated balance sheets.
Delayed Draw Term Loan Facility—During the three months ended June 30, 2025, we entered into a credit agreement with a syndicate of lenders for a $1,700 million delayed draw term loan facility (the "DDTL Facility") and borrowed $1,700 million (the "DDTL Loans"). We received approximately $1,694 million of proceeds, net of $6 million of issuance costs, which we used to finance the Playa Hotels Acquisition (see Note 7), repay certain indebtedness of Playa Hotels and its subsidiaries as described below, and pay related fees and expenses. The DDTL Loans mature in 2028 and bear interest, at our option, at a base rate plus a range of 0.000% to 0.425% per annum, depending on our debt ratings, or Term Secured Overnight Financing Rate ("SOFR") plus a range of 0.815% to 1.425% per annum, depending on our debt ratings. Pursuant to the terms of the credit agreement, the occurrence of certain events triggers mandatory prepayment of the DDTL Loans. We will use the proceeds from our planned disposition of the Playa Hotels Portfolio to repay the DDTL Loans upon sale (see Note 7).
Senior Notes Issuances—During the six months ended June 30, 2025, we issued $500 million of 5.050% senior notes due 2028 at an issue price of 99.905% (the "2028 Notes") and $500 million of 5.750% senior notes due 2032 at an issue price of 99.936% (the "2032 Notes"). We received approximately $990 million of net proceeds from the sale, after deducting $10 million of underwriting discounts and other offering expenses. We used the net proceeds from the issuance to fund a portion of the purchase consideration for the Playa Hotels Acquisition (see Note 7). Interest is payable semi-annually on March 30 and September 30 of each year, beginning on September 30, 2025.
During the three months ended June 30, 2024, we issued $450 million of 5.250% senior notes due 2029 at an issue price of 99.496% and $350 million of 5.500% senior notes due 2034 at an issue price of 98.860%. We received approximately $786 million of net proceeds from the sale, after deducting $14 million of underwriting discounts and other offering expenses. We used the net proceeds from the issuance to repay the outstanding balance on the $750 million of 1.800% senior notes due 2024 at maturity. Interest is payable semi-annually on June 30 and December 30 of each year.

Senior Notes Repayment—During the six months ended June 30, 2025, we repaid the outstanding $450 million of 5.375% senior notes due 2025 (the "2025 Notes") at maturity for approximately $460 million, inclusive of $10 million of accrued interest.
Playa Hotels Term Loan Repayment—In conjunction with the Playa Hotels Acquisition, we repaid the outstanding balance of an assumed term loan for approximately $1,078 million, inclusive of $3 million of accrued interest, on the acquisition date (see Note 7).
Variable Rate Mortgage Loan—During the year ended December 31, 2024, we assumed a €50 million secured mortgage loan through a facility agreement with Banco Bilbao Vizcaya Argentaria, S.A. ("BBVA") in conjunction with the acquisition of three Alua hotels. The variable rate loan, which had approximately $59 million and $52 million outstanding at June 30, 2025 and December 31, 2024, respectively, matures in 2031. Additionally, we assumed €38 million of interest rate swaps with BBVA that expire in 2029 and reduce our exposure to fluctuations in the Euro Interbank Offered Rate. The interest rate swaps are remeasured at fair value on a recurring basis and are classified as Level Two in the fair value hierarchy. The fair values of the interest rate swaps are estimated using an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rates and yield curves. At both June 30, 2025 and December 31, 2024, the fair values of the interest rate swaps were insignificant.
Variable Rate Term Loan—During the three months ended June 30, 2024, we entered into a credit agreement with Bank of America to correspond with the total amount of the secured financing receivable we issued to the buyer in conjunction with the sale of Park Hyatt Zurich (see Note 7) for a CHF 41 million variable rate term loan, which matures in 2029. At June 30, 2025 and December 31, 2024, we had approximately $51 million and $45 million, respectively, outstanding.
Revolving Credit Facility—During both the six months ended June 30, 2025 and June 30, 2024, we had no borrowings or repayments on our revolving credit facility. At both June 30, 2025 and December 31, 2024, we had no balance outstanding. At June 30, 2025, we had $1,497 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding.
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
•$450 million of 5.750% senior notes due 2030
•$450 million of 5.375% senior notes due 2031
•$500 million of 5.750% senior notes due 2032
•$350 million of 5.500% senior notes due 2034
Our Senior Notes are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. We estimated the fair value of other debt instruments using a discounted cash flow analysis based on current market inputs for similar types of arrangements. Based on the lack of available market data, we have classified our other debt instruments, DDTL Facility, and revolving credit facility, if applicable, as Level Three in the fair value hierarchy. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in our assumptions will result in different estimates of fair value.

	June 30, 2025
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$6,070	$6,151	$—	$4,303	$1,848
(1) Excludes $22 million of finance lease obligations, of which $1 million and $18 million were assumed as part of the Playa Hotels Acquisition and classified as current liabilities held for sale and long-term liabilities held for sale, respectively (see Note 7), and $39 million of unamortized discounts and deferred financing fees.

	December 31, 2024
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$3,805	$3,813	$—	$3,695	$118
(2) Includes the 2025 Notes and excludes $4 million of finance lease obligations and $27 million of unamortized discounts and deferred financing fees.
11.    OTHER LONG-TERM LIABILITIES

	June 30, 2025	December 31, 2024
Deferred compensation plans funded by rabbi trusts (Note 4)	$564	$548
Income taxes payable	520	464
Deferred income taxes (Note 12)	239	171
Contingent consideration liabilities (Note 13)	208	214
Guarantee liabilities (Note 13)	197	229
Self-insurance liabilities (Note 13)	84	83
Deferred consideration liability (Note 7) (1)	22	38
Other	78	63
Total other long-term liabilities	$1,912	$1,810
(1) Relates to the Bahia Principe Transaction. The remaining balance of the deferred consideration liability was recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. The total deferred consideration liability was net of a $3 million and $4 million unamortized discount at June 30, 2025 and December 31, 2024, respectively. Accretion of the discount is recognized in interest expense and is based on an imputed interest rate of approximately 4.8%.

12.    TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Provision for income taxes	$42	$103	$70	$122
Provision for income taxes decreased during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by the sales of Park Hyatt Zurich and Hyatt Regency San Antonio Riverwalk in 2024. The decrease in provision for income taxes during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was driven by the earnings impact from both the sale of shares of the entities that own Hyatt Regency Aruba Resort Spa and Casino and the UVC Transaction in 2024.
On July 4, 2025, U.S. legislation was enacted that modifies key business tax provisions. We are currently evaluating the impact of the enacted legislation.
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

The Tax Court issued an opinion on October 2, 2023 related to the aforementioned case and determined that the Company must recognize approximately $12 million in net taxable income for the tax years 2009 through 2011, but that the Company need not recognize approximately $228 million in net taxable income related to tax years that preceded 2009. The Tax Court entered its decision on September 13, 2024. The Company filed a Notice of Appeal to the U.S. Court of Appeals on December 9, 2024. The appeal is pending, with oral argument currently scheduled for September 2025. If the Tax Court's opinion is upheld on appeal, the estimated income tax payment due for the subsequent years 2012 through 2025 would be $314 million, including $53 million of estimated interest, net of federal benefit. We believe we have an adequate uncertain tax liability recorded in accordance with Accounting Standards Codification 740, Income Taxes, for this matter and believe that the ultimate outcome of this matter will not have a material effect on our consolidated financial position, results of operations, or liquidity.
At June 30, 2025 and December 31, 2024, total unrecognized tax benefits recorded on our condensed consolidated balance sheets were $488 million and $366 million, respectively, of which $155 million and $137 million, respectively, would impact the effective tax rate, if recognized. The increase is primarily driven by the Playa Hotels Acquisition. While it is reasonably possible that the amount of uncertain tax benefits associated with the U.S. treatment of the loyalty program could significantly change within the next 12 months, at this time, we are not able to estimate the range by which the reasonably possible outcomes of the pending litigation could impact our uncertain benefits within the next 12 months.
Through a prior acquisition, we assumed an assessment of additional corporate income tax from the Mexican tax authorities, which was in the process of being appealed, primarily related to disallowed deductions taken on historical tax returns. Our request for appeal to a higher court for one of the tax years was denied on May 15, 2024, and the assessment was finalized. At June 30, 2025 and December 31, 2024, we had $20 million and $18 million, respectively, of tax liabilities recorded in other long-term liabilities on our condensed consolidated balance sheets in connection with this matter. Our filing position for the additional tax years and matters assessed is more likely than not to be sustained. As the tax benefit more likely than not to be realized upon settlement is zero, we had $15 million and $13 million of uncertain tax liabilities recorded at June 30, 2025 and December 31, 2024, respectively, in other long-term liabilities on our condensed consolidated balance sheets.
Further, the Mexican tax authorities disallowed credits taken on historical tax returns and applied value added taxes to certain transactions. In accordance with Accounting Standards Codification 450, Contingencies, we have not recorded a liability associated with the additional value added tax as we do not believe a loss is probable. At June 30, 2025, our maximum exposure is not expected to exceed $13 million.
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, in accordance with Accounting Standards Codification 450, Contingencies, we have not recorded a liability in connection with this matter. At June 30, 2025, our maximum exposure is not expected to exceed $19 million, including $14 million of estimated penalties and interest.
13.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety and other bonds, and letter of credit agreements.
Commitments—At June 30, 2025, we are committed, under certain conditions, to lend, provide certain consideration to, or invest in various business ventures up to $672 million, net of any related letters of credit.
Performance Guarantees and Performance Cure Payments—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. Except as described below, at June 30, 2025, our performance guarantees had $155 million of remaining maximum exposure and expire between 2025 and 2042.
Through acquisitions, we acquired certain management and hotel services agreements with performance guarantees based on annual performance levels and with expiration dates between 2027 and 2045. Contract terms within certain of these management and hotel services agreements limit our exposure, and therefore, we are unable to reasonably estimate our maximum potential future payments.
At both June 30, 2025 and December 31, 2024, we had $113 million of total performance guarantee liabilities, which included $105 million and $104 million, respectively, recorded in other long-term liabilities and $8 million and $9 million, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
Additionally, we enter into certain management and hotel services agreements where we have the right, but not an obligation, to make payments to certain third-party owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the contract. At both June 30, 2025 and December 31, 2024, we had no amounts recorded on our condensed consolidated balance sheets related to these performance cure payments.
Debt Repayment Guarantees—We enter into various debt repayment guarantees, as summarized below, in order to assist third-party owners, franchisees, and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Geographical region	Maximum potential future payments (1)	Maximum exposure net of recoverability from third parties (1)	Other long-term liabilities recorded at June 30, 2025	Other long-term liabilities recorded at December 31, 2024	Year of guarantee expiration (2)
United States (3), (4)	$94	$25	$25	$51	various, through 2030
All foreign (3)	33	20	11	7	various, through 2028
Total	$127	$45	$36	$58
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
At June 30, 2025, we are not aware, nor have we received any notification, that our third-party owners, franchisees, or unconsolidated hospitality ventures are not current on their debt service obligations where we have provided a debt repayment guarantee.
Other Guarantees—We may be obligated to fund up to $141 million related to certain guarantees as a result of the UVC Transaction (see Note 4). At June 30, 2025 and December 31, 2024, we had $56 million and $67 million, respectively, of guarantee liabilities recorded in other long-term liabilities on our condensed consolidated balance sheets associated with these guarantees.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $185 million and $213 million at June 30, 2025 and December 31, 2024, respectively. Based on the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Contingent Consideration Fair Value—As part of acquisitions, we have entered into various contingent consideration arrangements. At June 30, 2025, we had $356 million of potential future consideration remaining under these arrangements. However, we are unable to reasonably estimate our maximum potential future consideration remaining related to the Bahia Principe Transaction (see Note 7).
At June 30, 2025 and December 31, 2024, we had $208 million and $214 million, respectively, recorded in other long-term liabilities, and $1 million and $3 million, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to contingent consideration. Our contingent consideration liabilities are remeasured at fair value on a recurring basis and are classified as Level Three in the fair value hierarchy. Changes in fair value are recognized in other income (loss), net on our condensed consolidated statements of income (loss). The following table summarizes the activity in our contingent consideration liabilities:

	2025	2024
Fair value at January 1	$217	$115
Change in fair value (Note 19)	(5)	(4)
Payments	(3)	—
Fair value at March 31	$209	$111
Change in fair value (Note 19)	(3)	(7)
Foreign currency exchange, net (Note 19)	3	—
Fair value at June 30	$209	$104
Insurance—We obtain insurance for potential losses from general liability, property, automobile, aviation, environmental, workers' compensation, employment practices, crime, cyber, and other miscellaneous risks. A portion of these risks is retained through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance company to be paid within 12 months are $48 million and $46 million at June 30, 2025 and December 31, 2024, respectively, and are recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Reserves for losses in our captive insurance company to be paid in future periods are $84 million and $83 million at June 30, 2025 and December 31, 2024, respectively, and are recorded in other long-term liabilities on our condensed consolidated balance sheets (see Note 11).
Collective Bargaining Agreements—At June 30, 2025, approximately 21% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between various unions and us. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety and Other Bonds—Surety and other bonds issued on our behalf were $320 million at June 30, 2025 and primarily relate to our insurance programs, litigation, customer deposits associated with ALG Vacations, taxes, licenses, liens, and utilities for our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at June 30, 2025 were $109 million, which primarily relate to our ongoing operations, collateral for customer deposits associated with ALG Vacations, collateral for estimated insurance claims, and securitization of our performance under a certain debt repayment guarantee, which is only called on if the borrower defaults on its obligations. Of the letters of credit outstanding, $3 million reduces the available capacity under our revolving credit facility (see Note 10).
Capital Expenditures—As part of our ongoing business operations, expenditures are required to complete renovation projects that have been approved. As a part of the planned disposition of the Playa Hotels Portfolio, we are committed to invest in certain renovation projects. At June 30, 2025, our estimated remaining expenditures under this commitment are $60 million through 2025.
Unconditional Purchase Obligation—As part of the Playa Hotels Acquisition, we assumed an arrangement for the future minimum purchase of liquified natural gas to fuel certain equipment at an owned property. Future payments under this noncancellable unconditional purchase will be made through the second quarter of 2036. At June 30, 2025, our estimated remaining obligation was $7 million.
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
During the year ended December 31, 2024, the Missouri Court of Appeals issued an opinion affirming a previous verdict awarding damages to a guest at one of our managed hotels. We requested the Missouri Supreme Court exercise jurisdiction over the appeal, and our petition was denied on April 1, 2025. On May 8, 2025, we reached a settlement with the plaintiff. In connection with this matter, we recorded an estimated liability in accrued expenses and other current liabilities with an offsetting receivable from insurance recorded in receivables, net on our condensed consolidated balance sheets at both June 30, 2025 and December 31, 2024. At June 30, 2025, our remaining maximum exposure, which is fully insured, is not expected to exceed $31 million.
14.    EQUITY
Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss, net of tax impacts, were as follows:

	Balance at April 1, 2025	Other comprehensive income (loss) before reclassification	Amounts reclassified from accumulated other comprehensive loss	Balance at June 30, 2025
Foreign currency translation adjustments	$(203)	$85	$—	$(118)
AFS debt securities unrealized fair value adjustments	(2)	3	—	1
Derivative instrument adjustments (1)	(19)	1	1	(17)
Accumulated other comprehensive loss	$(224)	$89	$1	$(134)

(1) Amounts reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense on our condensed consolidated statements of income (loss) related to the settlement of interest rate locks.
	Balance at January 1, 2025	Other comprehensive income (loss) before reclassification	Amounts reclassified from accumulated other comprehensive loss	Balance at June 30, 2025
Foreign currency translation adjustments	$(251)	$133	$—	$(118)
AFS debt securities unrealized fair value adjustments	2	(1)	—	1
Derivative instrument adjustments (2)	(20)	1	2	(17)
Accumulated other comprehensive loss	$(269)	$133	$2	$(134)

(2) Amounts reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense on our condensed consolidated statements of income (loss) related to the settlement of interest rate locks. We expect to reclassify $5 million of losses, net of insignificant tax impacts, over the next 12 months.

	Balance at April 1, 2024	Other comprehensive income (loss) before reclassification	Amounts reclassified from accumulated other comprehensive loss	Balance at June 30, 2024
Foreign currency translation adjustments (3)	$(174)	$(29)	$(6)	$(209)
AFS debt securities unrealized fair value adjustments	1	(1)	—	—
Pension liabilities adjustments (3)	(1)	—	(1)	(2)
Derivative instrument adjustments (4)	(23)	—	1	(22)
Accumulated other comprehensive loss	$(197)	$(30)	$(6)	$(233)

(3) Amounts reclassified from accumulated other comprehensive loss included realized gains recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income (loss) related to the sale of Park Hyatt Zurich (see Note 7).

(4) Amounts reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense on our condensed consolidated statements of income (loss) related to the settlement of interest rate locks.
	Balance at January 1, 2024	Other comprehensive income (loss) before reclassification	Amounts reclassified from accumulated other comprehensive loss	Balance at June 30, 2024
Foreign currency translation adjustments (5)	$(156)	$(50)	$(3)	$(209)
AFS debt securities unrealized fair value adjustments	4	(4)	—	—
Pension liabilities adjustment (6)	—	—	(2)	(2)
Derivative instrument adjustments (7)	(23)	(1)	2	(22)
Accumulated other comprehensive loss	$(175)	$(55)	$(3)	$(233)

(5) Amounts reclassified from accumulated other comprehensive loss included realized losses recognized in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss) related to the dilution of our ownership interest in an unconsolidated hospitality venture (see Note 4) and realized gains recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income (loss) related to the sale of Park Hyatt Zurich (see Note 7).

(6) Amounts reclassified from accumulated other comprehensive loss included realized gains recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income (loss) related to the UVC Transaction (see Note 4) and the sale of Park Hyatt Zurich (see Note 7).

(7) Amounts reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense on our condensed consolidated statements of income (loss) related to the settlement of interest rate locks.
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

	Six Months Ended June 30,
	2025	2024
Total number of shares repurchased	1,078,511	3,422,531
Weighted-average price per share	$138.50	$152.51
Aggregate purchase price (1)	$149	$522
(1) Excludes related insignificant expenses.
The shares of Class A common stock repurchased in the open market were retired and returned to the status of authorized and unissued shares, while the shares of Class B common stock repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares returned (see Note 16). At June 30, 2025, we had $822 million remaining under the total share repurchase authorization.

Dividends—The following tables summarize dividends declared to Class A and Class B stockholders of record:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Class A common stock	$6	$8	$12	$14
Class B common stock	8	8	16	17
Total cash dividends declared	$14	$16	$28	$31

Date declared	Dividend per share amount for Class A and Class B	Date of record	Date paid
February 13, 2025	$0.15	February 28, 2025	March 12, 2025
May 1, 2025	$0.15	May 29, 2025	June 11, 2025
February 14, 2024	$0.15	February 28, 2024	March 12, 2024
May 9, 2024	$0.15	May 29, 2024	June 11, 2024
15.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan (as amended from time to time, "LTIP"), we award time-vested stock appreciation rights ("SARs"), RSUs, and performance-vested restricted stock units ("PSUs") to certain employees and non-employee directors. In addition, non-employee directors may elect to receive their annual fees and/or annual equity retainers in the form of shares of our Class A common stock. Compensation expense and unearned compensation presented below exclude amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as these expenses have been, and will continue to be, reimbursed by our third-party owners and are recognized in revenues for reimbursed costs and reimbursed costs on our condensed consolidated statements of income (loss). Stock-based compensation expense recognized in general and administrative expenses, owned and leased expenses, distribution expenses, and transaction and integration costs on our condensed consolidated statements of income (loss) related to our awards was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
SARs	$—	$1	$13	$13
RSUs	9	6	26	22
PSUs	6	8	7	11
Total	$15	$15	$46	$46
SARs—During the six months ended June 30, 2025, we granted 311,519 SARs to employees with a weighted-average grant date fair value of $53.17. During the six months ended June 30, 2024, we granted 223,410 SARs to employees with a weighted-average grant date fair value of $68.77.
RSUs—During the six months ended June 30, 2025, we granted 565,840 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $125.56. During the six months ended June 30, 2024, we granted 294,751 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $156.53.
PSUs—During the six months ended June 30, 2025, we granted 267,389 PSUs to employees and non-employee directors with a weighted-average grant date fair value of $144.84. During the six months ended June 30, 2024, we granted 64,776 PSUs to employees with a weighted-average grant date fair value of $164.99.
Our total unearned compensation for our stock-based compensation programs at June 30, 2025 was $4 million for SARs, $58 million for RSUs, and $30 million for PSUs, which will be recognized in general and administrative expenses, owned and leased expenses, distribution expenses, and transaction and integration costs over a weighted-average period of three years with respect to SARs and RSUs and two years with respect to PSUs.
Playa Hotels Acquisition Continuing Awards—In conjunction with the Playa Hotels Acquisition (see Note 7), we assumed the Continuing Awards that were previously granted to continuing employees under the Playa Hotels Plan and converted each award into RSUs (the "Assumed Awards"). The number of shares issued for the Assumed Awards was based on the number of ordinary shares subject to such Continuing Award immediately prior to the closing of the Playa Hotels Acquisition multiplied by the applicable exchange ratio. Vesting for awards eligible to vest based on performance goals was determined based on relevant provisions in underlying award agreements, with such vesting occurring either (i) as though the greater of target performance or actual performance had been achieved or (ii) as though target performance had been achieved, except that, all such awards granted during 2024 vested at the applicable maximum performance level. The Assumed Awards continue to be governed by the terms of the Playa Hotels Plan and are subject to the same vesting and other terms and conditions as were applicable to the corresponding Continuing Awards, except that if the holder of an Assumed Award is terminated without "cause" or terminates employment for "good reason" within 12 to 24 months, as applicable for specified holders, following the closing of the Playa Hotels Acquisition, such holder's Assumed Awards will vest in full, subject to execution of a release.
16.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout 2025 and 2024 is the brother-in-law of our Executive Chairman. During the three and six months ended June 30, 2025, we incurred $9 million and $23 million, respectively, of legal fees with this firm. During the three and six months ended June 30, 2024, we incurred $5 million and $11 million respectively, of legal fees with this firm. At June 30, 2025 and December 31, 2024, we had $10 million and $2 million, respectively, due to the law firm.
Equity Method Investments—We have equity method investments in entities that own, operate, manage, or franchise properties or other hospitality-related businesses, including the Unlimited Vacation Club paid membership program, for which we receive management, franchise, license, or royalty fees. During both the three months ended June 30, 2025 and June 30, 2024, we recognized $24 million of fee revenues. During the six months ended June 30, 2025 and June 30, 2024, we recognized $48 million and $39 million, respectively, of fee revenues. In addition, in some cases we provide loans or guarantees to these entities (see Note 4, Note 6, and Note 13). During both the three months ended June 30, 2025 and June 30, 2024 and during both the six months ended June 30, 2025 and June 30, 2024, we recognized an insignificant amount of income related to these guarantees. At June 30, 2025 and December 31, 2024, we had $142 million and $112 million, respectively, due from these entities, inclusive of $40 million and $67 million, respectively, recorded in receivables, net and $102 million and $45 million, respectively, recorded in financing receivables, net on our condensed consolidated balance sheets. During the three months ended June 30, 2025 and June 30, 2024, we recognized $2 million and $1 million, respectively, of interest income related to these receivables. During the six months ended June 30, 2025 and June 30, 2024, we recognized $3 million and $2 million, respectively, of interest income related to these receivables. Our ownership interest in these unconsolidated hospitality ventures varies from 20% to 50%.
In addition to the above fees, we provide services related to sales and revenue management, marketing, global care centers (including reservation and customer support), digital and technology, and digital media (collectively, "system-wide services") on behalf of owners of managed and franchised properties and administer the loyalty program for the benefit of Hyatt's portfolio of properties. These expenses have been, and will continue to be, reimbursed by our third-party owners and franchisees and are recognized in revenues for reimbursed costs and reimbursed costs on our condensed consolidated statements of income (loss).
Class B Share Conversion—During the six months ended June 30, 2025 and June 30, 2024, 19,001 shares and 1,230,407 shares, respectively, of Class B common stock were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.
Class B Share Repurchase—During the six months ended June 30, 2024, we repurchased 1,987,299 shares of Class B common stock at a weighted-average price of $156.67 per share, for an aggregate purchase price of approximately $312 million. The shares of Class B common stock were repurchased in privately negotiated transactions from a limited liability company owned directly and indirectly by trusts for the benefit of certain Pritzker family members and a private foundation affiliated with certain Pritzker family members, and were retired, thereby reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.

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
•Owned and leased—This segment derives its earnings from owned and leased hotel properties located predominantly in the Americas, but also in certain other international locations, and for purposes of segment Adjusted EBITDA, includes our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA, primarily based on our ownership percentage of each venture. Adjusted EBITDA includes intercompany management and franchise fee expenses paid to our management and franchising segment, which are eliminated in consolidation. Intersegment revenues relate to promotional award redemptions earned by our owned and leased hotels related to our co-branded credit card programs and are eliminated in consolidation.
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

The following tables present revenues disaggregated by the nature of the product or service and by segment and a reconciliation of segment revenues to segment Adjusted EBITDA:

	Three Months Ended June 30, 2025
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$120	$—	$—	$120	$(7)	$113
Incentive management fees	64	—	—	64	(2)	62
Franchise and other fees	128	—	—	128	(2)	126
Gross fees	312	—	—	312	(11)	301
Rooms and packages	—	223	—	223	(5)	218
Food and beverage	—	53	—	53	—	53
Other	—	33	—	33	—	33
Owned and leased	—	309	—	309	(5)	304
Distribution	—	—	262	262	—	262
Other revenues	11	—	—	11	—	11
Segment revenues	323	309	262	894	(16)	878
Contra revenue	(15)	—	—	(15)	—	(15)
Revenues for reimbursed costs	945	—	—	945	—	945
Total revenues	$1,253	$309	$262	$1,824	$(16)	$1,808

Intersegment revenues	$11	$5	$—	$16

	Six Months Ended June 30, 2025
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$240	$—	$—	$240	$(13)	$227
Incentive management fees	141	—	—	141	(3)	138
Franchise and other fees	247	—	—	247	(4)	243
Gross fees	628	—	—	628	(20)	608
Rooms and packages	—	371	—	371	(9)	362
Food and beverage	—	99	—	99	—	99
Other	—	62	—	62	—	62
Owned and leased	—	532	—	532	(9)	523
Distribution	—	—	577	577	—	577
Other revenues	22	—	—	22	—	22
Segment revenues	650	532	577	1,759	(29)	1,730
Contra revenue	(35)	—	—	(35)	—	(35)
Revenues for reimbursed costs	1,831	—	—	1,831	—	1,831
Total revenues	$2,446	$532	$577	$3,555	$(29)	$3,526

Intersegment revenues	$20	$9	$—	$29

	Three Months Ended June 30, 2025
	Management and franchising	Owned and leased	Distribution
Segment revenues	$323	$309	$262
Significant segment expenses:
Adjusted general and administrative expenses	(65)	(3)	—
Owned and leased expenses (1)	—	(261)	—
Distribution expenses (2)	—	—	(220)
Other segment items:
Other income (expenses) (3)	(20)	2	1
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	—	17	—
Segment Adjusted EBITDA	$238	$64	$43

(1) Includes intercompany management and franchise fee expenses paid to our management and franchising segment and promotional award redemptions earned by our owned and leased hotels related to our co-branded credit card programs, both of which are eliminated in consolidation.
(2) Includes intercompany commission fee expenses paid to our management and franchising segment, which are eliminated in consolidation.
(3) Management and franchising primarily includes direct costs associated with our co-branded credit card programs recognized in other direct costs. Owned and leased includes the change in market performance of the underlying invested assets recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts and stock-based compensation expense recognized in owned and leased expenses. Distribution includes stock-based compensation expense recognized in distribution expenses.

	Six Months Ended June 30, 2025
	Management and franchising	Owned and leased	Distribution
Segment revenues	$650	$532	$577
Significant segment expenses:
Adjusted general and administrative expenses	(132)	(5)	—
Owned and leased expenses (1)	—	(467)	—
Distribution expenses (2)	—	—	(488)
Other segment items:
Other income (expenses) (3)	(44)	2	3
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	—	29	—
Segment Adjusted EBITDA	$474	$91	$92

(1) Includes intercompany management and franchise fee expenses paid to our management and franchising segment and promotional award redemptions earned by our owned and leased hotels related to our co-branded credit card programs, both of which are eliminated in consolidation.
(2) Includes intercompany commission fee expenses paid to our management and franchising segment, which are eliminated in consolidation.
(3) Management and franchising primarily includes direct costs associated with our co-branded credit card programs recognized in other direct costs. Owned and leased includes the change in market performance of the underlying invested assets recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts and stock-based compensation expense recognized in owned and leased expenses. Distribution includes stock-based compensation expense recognized in distribution expenses.

	Three Months Ended June 30, 2024
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$109	$—	$—	$109	$(9)	$100
Incentive management fees	57	—	—	57	(3)	54
Franchise and other fees	122	—	—	122	(1)	121
Gross fees	288	—	—	288	(13)	275
Rooms and packages	—	203	—	203	(7)	196
Food and beverage	—	81	—	81	—	81
Other	—	37	—	37	—	37
Owned and leased	—	321	—	321	(7)	314
Distribution	—	—	278	278	—	278
Other revenues	10	—	—	10	—	10
Segment revenues	298	321	278	897	(20)	877
Contra revenue	(16)	—	—	(16)	—	(16)
Revenues for reimbursed costs	842	—	—	842	—	842
Total revenues	$1,124	$321	$278	$1,723	$(20)	$1,703

Intersegment revenues	$13	$7	$—	$20

	Six Months Ended June 30, 2024
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$216	$—	$—	$216	$(18)	$198
Incentive management fees	125	—	—	125	(7)	118
Franchise and other fees	224	—	—	224	(3)	221
Gross fees	565	—	—	565	(28)	537
Rooms and packages	—	397	—	397	(14)	383
Food and beverage	—	164	—	164	—	164
Other	—	76	—	76	—	76
Owned and leased	—	637	—	637	(14)	623
Distribution	—	—	597	597	—	597
Other revenues	19	—	26	45	—	45
Segment revenues	584	637	623	1,844	(42)	1,802
Contra revenue	(29)	—	—	(29)	—	(29)
Revenues for reimbursed costs	1,644	—	—	1,644	—	1,644
Total revenues	$2,199	$637	$623	$3,459	$(42)	$3,417

Intersegment revenues	$28	$14	$—	$42

	Three Months Ended June 30, 2024
	Management and franchising	Owned and leased	Distribution
Segment revenues	$298	$321	$278
Significant segment expenses:
Adjusted general and administrative expenses	(60)	(2)	—
Owned and leased expenses (1)	—	(257)	—
Distribution expenses (2)	—	—	(236)
Other segment items:
Other income (expenses) (3)	(16)	—	1
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	—	17	—
Segment Adjusted EBITDA	$222	$79	$43

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
(3) Management and franchising primarily includes direct costs associated with our co-branded credit card programs recognized in other direct costs. Owned and leased includes the change in market performance of the underlying invested assets recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts. Distribution includes stock-based compensation expense recognized in distribution expenses.

	Six Months Ended June 30, 2024
	Management and franchising	Owned and leased	Distribution
Segment revenues	$584	$637	$623
Significant segment expenses:
Adjusted general and administrative expenses	(123)	(5)	(6)
Owned and leased expenses (1)	—	(527)	—
Distribution expenses (2)	—	—	(512)
Other segment items:
Other income (expenses) (3)	(36)	2	(23)
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	—	34	—
Segment Adjusted EBITDA	$425	$141	$82

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

The following table provides a reconciliation of segment Adjusted EBITDA to income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Management and franchising	$238	$222	$474	$425
Owned and leased	64	79	91	141
Distribution	43	43	92	82
Segment Adjusted EBITDA	345	344	657	648
Unallocated overhead expenses	(42)	(37)	(82)	(83)
Eliminations	—	—	1	1
Contra revenue	(15)	(16)	(35)	(29)
Revenues for reimbursed costs	945	842	1,831	1,644
Reimbursed costs	(949)	(853)	(1,851)	(1,689)
Stock-based compensation expense (1)	(14)	(15)	(45)	(46)
Transaction and integration costs	(82)	(10)	(105)	(18)
Depreciation and amortization	(82)	(84)	(162)	(176)
Equity earnings (losses) from unconsolidated hospitality ventures	6	(30)	(6)	45
Interest expense	(74)	(40)	(140)	(78)
Gains (losses) on sales of real estate and other	(2)	350	(2)	753
Asset impairments	(10)	—	(14)	(17)
Other income (loss), net	29	28	72	82
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	(17)	(17)	(29)	(34)
Income before income taxes	$38	$462	$90	$1,003
(1) Includes amounts recognized in general and administrative expenses, owned and leased expenses, and distribution expenses and excludes amounts recognized in transaction and integration costs (see Note 15).

18.    EARNINGS (LOSSES) PER SHARE
The calculation of basic and diluted earnings (losses) per Class A and Class B share, including a reconciliation of the numerator and denominator, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(4)	$359	$20	$881
Net income (loss) attributable to noncontrolling interests	$(1)	$—	$3	$—
Net income (loss) attributable to Hyatt Hotels Corporation	$(3)	$359	$17	$881
Denominator:
Basic weighted-average shares outstanding	95,584,242	101,112,028	95,781,125	101,944,654
Stock-based compensation	—	2,587,885	1,957,606	2,692,762
Diluted weighted-average shares outstanding	95,584,242	103,699,913	97,738,731	104,637,416
Basic Earnings (Losses) Per Class A and Class B Share:
Net income (loss)	$(0.04)	$3.55	$0.20	$8.64
Net income (loss) attributable to noncontrolling interests	$(0.01)	$—	$0.03	$—
Net income (loss) attributable to Hyatt Hotels Corporation	$(0.03)	$3.55	$0.17	$8.64
Diluted Earnings (Losses) Per Class A and Class B Share:
Net income (loss)	$(0.04)	$3.46	$0.20	$8.42
Net income (loss) attributable to noncontrolling interests	$(0.01)	$—	$0.03	$—
Net income (loss) attributable to Hyatt Hotels Corporation	$(0.03)	$3.46	$0.17	$8.42
The computations of diluted earnings (losses) per Class A and Class B share do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs, RSUs, and PSUs because they are anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
SARs	1,333,100	800	26,500	400
RSUs	423,500	6,000	5,000	3,700
PSUs	122,900	—	5,200	—

19.    OTHER INCOME (LOSS), NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$38	$24	$73	$46
Guarantee liability release and guarantee amortization income (Note 13)	32	12	45	23
Gains (losses), net on marketable securities (Note 4)	5	(15)	15	(2)
Contingent consideration liabilities fair value adjustments (Note 13)	3	7	8	11
Guarantee expense (Note 13)	(4)	(3)	(10)	(6)
Foreign currency exchange, net	(7)	—	(5)	1
Restructuring costs	(10)	—	(16)	—
Credit loss (provisions) reversals, net (Note 4 and Note 6)	(25)	2	(35)	2
Other, net	(3)	1	(3)	7
Other income (loss), net	$29	$28	$72	$82

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, and financial performance, and prospective or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance, or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the effects that the announcement or pendency of the planned Playa Hotels Portfolio disposition may have on us, the occurrence of any event, change or other circumstance that could give rise to the termination of the share purchase agreement; the effects that any termination of the share purchase agreement may have on us or our business; failure to successfully complete the planned Playa Hotels Portfolio disposition; legal proceedings that may be instituted related to the planned Playa Hotels Portfolio disposition; significant and unexpected costs, charges or expenses related to the planned Playa Hotels Portfolio disposition; inability to obtain regulatory or governmental approvals or to obtain such approvals on satisfactory conditions; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and pace of economic recovery following economic downturns; global supply chain constraints and interruptions, rising costs of construction-related labor and materials, and increases in costs due to inflation or other factors that may not be fully offset by increases in revenues in our business; risks affecting the luxury, resort, and all-inclusive lodging segments; levels of spending in business, leisure, and group segments, as well as consumer confidence; declines in occupancy and average daily rate ("ADR"); limited visibility with respect to future bookings; loss of key personnel; domestic and international political and geopolitical conditions, including political or civil unrest or changes in trade policy; the impact of global tariff policies or regulations; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters, weather and climate-related events, such as hurricanes, earthquakes, tsunamis, tornadoes, droughts, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases, or fear of such outbreaks; our ability to successfully achieve specified levels of operating profits at hotels that have performance tests or guarantees in favor of our third-party owners; the impact of hotel renovations and redevelopments; risks associated with our capital allocation plans, share repurchase program, and dividend payments, including a reduction in, or elimination or suspension of, repurchase activity or dividend payments; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with colleagues and labor unions and changes in labor laws; the financial condition of, and our relationships with, third-party owners, franchisees, and hospitality venture partners; the possible inability of third-party owners, franchisees, or development partners to access the capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and our ability to successfully integrate completed acquisitions with existing operations or realize anticipated synergies; failure to successfully complete proposed transactions, including the failure to satisfy closing conditions or obtain required approvals; our ability to successfully complete dispositions of certain of our owned real estate assets within targeted timeframes and at expected values; our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; declines in the value of our real estate assets; unforeseen terminations of our management and hotel services agreements or franchise agreements; changes in federal, state, local, or foreign tax law; increases in interest rates, wages, and other operating costs; foreign exchange rate fluctuations or currency restructurings; risks associated with the introduction of new brand concepts, including lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, industry consolidation, and the markets where we operate; our ability to successfully grow the World of Hyatt loyalty program and manage the Unlimited Vacation Club paid membership program; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business and licensing businesses and our international operations.
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
Overview
Our portfolio of properties consists of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential and vacation units. On June 17, 2025, we announced the completed acquisition of Playa Hotels, a leading owner, operator, and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations. On June 29, 2025, we entered into a definitive agreement to sell the Playa Hotels Portfolio to an unrelated third party, and we expect the sale to close by the end of 2025.
At June 30, 2025, our hotel portfolio consisted of 1,487 properties (363,790 rooms), including:
•643 managed properties (193,614 rooms), including 112 all-inclusive resorts (39,719 rooms), all of which we operate under management and hotel services agreements with third-party owners;
•688 franchised properties (125,517 rooms);
•46 owned and leased properties (15,966 rooms), including 17 owned hotels (6,059 rooms), 6 operating leased all-inclusive resorts (1,224 rooms), 4 operating leased hotels (1,697 rooms), 18 owned all-inclusive resorts (6,815 rooms), and 1 finance leased hotel (171 rooms), all of which we manage;
•22 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (7,613 rooms);
•64 franchised properties (9,194 rooms) operated by an unconsolidated hospitality venture in connection with a master license agreement by Hyatt; 6 of these properties (1,246 rooms) are leased by the unconsolidated hospitality venture; and
•22 all-inclusive resorts (11,886 rooms), operated by a consolidated hospitality venture.
Our property portfolio also included:
•22 vacation units (1,997 rooms) under the Hyatt Vacation Club brand and operated by third parties; and
•41 residential units (4,455 rooms), which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel.
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
We report our consolidated operations in U.S. dollars. Amounts are reported in millions, unless otherwise noted. Percentages may not recompute due to rounding, and percentage changes that are not meaningful are presented as "NM." Constant currency disclosures used throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are non-GAAP measures. See "—Non-GAAP Measures" for further discussion.
Overview of Financial Results
Consolidated revenues increased $105 million, or 6.2%, during the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024. Gross fee revenues and revenues for reimbursed costs increased $26 million and $103 million, respectively, primarily driven by higher revenues and improved operating performance at our existing properties as well as growth of our hotel portfolio compared to the quarter ended June 30, 2024. Owned and leased revenues decreased $10 million, compared to the quarter ended June 30, 2024, due to net disposition activity in 2024, partially offset by the Playa Hotels Acquisition.
Comparable system-wide hotels Revenue per Available Room ("RevPAR") for the quarter ended June 30, 2025 was $151, which represented a 1.6% improvement compared to the quarter ended June 30, 2024 in constant currency. Comparable system-wide all-inclusive resorts Net Package RevPAR for the quarter ended June 30, 2025 was $210, which represented a 8.6% increase compared to the quarter ended June 30, 2024 in reported dollars. See "—RevPAR and Net Package RevPAR Statistics" for further discussion.
During the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024, leisure transient RevPAR improved driven by strong leisure transient travel outside of the United States. Group and business transient RevPAR was approximately flat due in part to the timing of Easter and lower demand. At June 30, 2025, group booking pace for July through December 2025 at our comparable full-service managed hotels in the United States is approximately flat compared to the same period in 2024.
For the quarter ended June 30, 2025, we reported a $3 million net loss attributable to Hyatt Hotels Corporation, representing a $362 million decrease, compared to the quarter ended June 30, 2024, primarily driven by a decrease in gains (losses) on sales of real estate and other and an increase in transaction and integration costs, primarily due to the Playa Hotels Acquisition, partially offset by a decrease in provision for income taxes. Our consolidated Adjusted EBITDA for the quarter ended June 30, 2025 was $303 million, a $4 million decrease compared to the quarter ended June 30, 2024. See "—Results of Operations" and "—Segment Results" for further discussion.

RevPAR and Net Package RevPAR Statistics
The tables below include comparable system-wide RevPAR and Net Package RevPAR:

		Three Months Ended June 30,
	Number of comparable hotels (2)	RevPAR		Occupancy		ADR
			vs. 2024				vs. 2024
		2025	(in constant $)	2025	vs. 2024	2025	(in constant $)
Comparable system-wide hotels (1)	1,146	$151	1.6%	73.1%	0.5% pts	$206	1.0%
United States	677	$158	(0.1)%	73.9%	(0.9)% pts	$214	1.1%
Americas (excluding United States)	68	$178	0.5%	70.7%	(2.0)% pts	$251	3.2%
Greater China	138	$85	2.1%	72.2%	3.7% pts	$117	(3.1)%
Asia Pacific (excluding Greater China)	115	$144	7.4%	72.2%	2.9% pts	$199	3.0%
Europe	108	$210	2.5%	74.0%	0.1% pts	$284	2.4%
Middle East & Africa	40	$138	14.0%	69.1%	6.2% pts	$200	3.8%
(1) Consists of hotels that we manage, franchise, own, lease, or provide services to, excluding all-inclusive properties.
(2) During the three months ended June 30, 2025, we removed the following from comparable hotels: five properties that left the hotel portfolio, two properties that experienced a seasonal closure, one property that experienced an extended closure, and one property that converted from franchised to managed.

		Six Months Ended June 30,
	Number of comparable hotels (4)	RevPAR		Occupancy		ADR
			vs. 2024				vs. 2024
		2025	(in constant $)	2025	vs. 2024	2025	(in constant $)
Comparable system-wide hotels (3)	1,146	$143	3.6%	69.9%	1.3% pts	$205	1.6%
United States	677	$148	2.5%	70.2%	0.6% pts	$211	1.7%
Americas (excluding United States)	68	$185	1.4%	69.3%	(1.5)% pts	$266	3.6%
Greater China	138	$83	1.1%	69.7%	3.7% pts	$119	(4.2)%
Asia Pacific (excluding Greater China)	115	$149	9.3%	72.5%	3.1% pts	$206	4.7%
Europe	108	$168	4.8%	66.0%	1.4% pts	$255	2.7%
Middle East & Africa	40	$147	10.8%	68.6%	4.4% pts	$214	3.7%
(3) Consists of hotels that we manage, franchise, own, lease, or provide services to, excluding all-inclusive properties.
(4) In addition to the properties removed from comparable hotels during the three months ended June 30, 2025, we also removed the following properties during the six months ended June 30, 2025: six properties that left the hotel portfolio, three properties that underwent a significant renovation, one property that experienced a seasonal closure, one property that temporarily suspended operations, one property that underwent an expansion, and one property that experienced an extended closure.

RevPAR at our comparable system-wide hotels increased during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by improved leisure transient travel outside of the United States.
RevPAR at our comparable system-wide hotels also increased during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by strong business transient and group performance.

		Three Months Ended June 30,
	Number of comparable resorts (3)	Net Package RevPAR		Occupancy		Net Package ADR
			vs. 2024				vs. 2024
		2025	(in reported $)	2025	vs. 2024	2025	(in reported $)
Comparable system-wide all-inclusive resorts (1)	93	$210	8.6%	75.0%	3.1% pts	$280	4.1%
Americas (excluding United States)	58	$241	6.0%	72.9%	2.5% pts	$331	2.3%
Europe (2)	35	$130	22.5%	80.2%	4.5% pts	$162	15.6%
(1) Consists of all-inclusive properties that we manage, lease, or provide services to.
(2) Certain resorts operate under a hybrid all-inclusive model, which includes various all-inclusive package options as well as rooms-only options.
(3) During the three months ended June 30, 2025, we removed the following from comparable resorts: eight franchised properties that we acquired, two properties that underwent a significant renovation, and two properties that left the hotel portfolio.

		Six Months Ended June 30,
	Number of comparable resorts (6)	Net Package RevPAR		Occupancy		Net Package ADR
			vs. 2024				vs. 2024
		2025	(in reported $)	2025	vs. 2024	2025	(in reported $)
Comparable system-wide all-inclusive resorts (4)	93	$245	7.9%	79.1%	4.6% pts	$309	1.6%
Americas (excluding United States)	58	$278	6.6%	78.2%	4.8% pts	$356	0.1%
Europe (5)	35	$134	16.0%	82.3%	3.8% pts	$163	10.7%
(4) Consists of all-inclusive properties that we manage, lease, or provide services to.
(5) Certain resorts operate under a hybrid all-inclusive model, which includes various all-inclusive package options as well as rooms-only options.
(6) In addition to the properties removed from comparable resorts during the three months ended June 30, 2025, we also removed the following properties during the six months ended June 30, 2025: four properties that experienced a seasonal closure, one property that underwent an expansion, and one property that left the hotel portfolio.

Net Package RevPAR at our comparable all-inclusive resorts increased during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, driven by higher demand and Net Package ADR.

		Three Months Ended June 30,
		RevPAR		Occupancy		ADR
	Number of comparable hotels (1)		vs. 2024				vs. 2024
		2025	(in constant $)	2025	vs. 2024	2025	(in constant $)
Comparable owned and leased hotels	21	$232	4.4%	75.2%	(0.4)% pts	$309	5.0%
(1) During the three months ended June 30, 2025, no properties were removed from comparable hotels.

		Six Months Ended June 30,
		RevPAR		Occupancy		ADR
	Number of comparable hotels (2)		vs. 2024				vs. 2024
		2025	(in constant $)	2025	vs. 2024	2025	(in constant $)
Comparable owned and leased hotels	21	$211	6.4%	70.7%	1.2% pts	$298	4.7%
(2) During the six months ended June 30, 2025, no properties were removed from comparable hotels.
RevPAR at our comparable owned and leased hotels increased during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily driven by strong group demand and group ADR.

Results of Operations
Three and Six Months Ended June 30, 2025 Compared with Three and Six Months Ended June 30, 2024
Consolidated Results
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
Fee revenues.

	Three Months Ended June 30,
	2025	2024	Better / (Worse)
Base management fees	$113	$100	$13	13.1%
Incentive management fees	62	54	8	15.0%
Franchise and other fees	126	121	5	4.1%
Gross fees	301	275	26	9.5%
Contra revenue	(15)	(16)	1	4.7%
Net fees	$286	$259	$27	10.4%

	Six Months Ended June 30,
	2025	2024	Better / (Worse)
Base management fees	$227	$198	$29	14.6%
Incentive management fees	138	118	20	16.8%
Franchise and other fees	243	221	22	9.8%
Gross fees	608	537	71	13.1%
Contra revenue	(35)	(29)	(6)	(20.5)%
Net fees	$573	$508	$65	12.7%
Base management fees increased during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily driven by portfolio growth, most notably in the Americas, inclusive of the Bahia Principe Transaction. The increase during the three months ended June 30, 2025 was also driven by leisure transient demand. Additionally, the six months ended June 30, 2025 benefited from increased business transient and group demand.
Incentive management fees increased during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily driven by the Americas (excluding United States) due to the Bahia Principe Transaction and in part due to hotel profits being positively impacted by currency translation. Additionally, incentive management fees increased during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, driven by strong hotel performance in ASPAC (excluding Greater China).
Franchise and other fees increased during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily driven by license fees related to our co-branded credit card programs. Additionally, franchise and other fees increased during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to management and royalty fees related to the management of and licensing of certain of our brands to the Unlimited Vacation Club paid membership program following the UVC Transaction.
Contra revenue increased during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by a payment made to a third-party owner and accrued performance cure payments.

Owned and leased revenues.

	Three Months Ended June 30,
	2025	2024	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$237	$224	$13	5.8%	$1
Non-comparable owned and leased revenues	67	90	(23)	(25.4)%	—
Owned and leased revenues	$304	$314	$(10)	(3.1)%	$1

	Six Months Ended June 30,
	2025	2024	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$432	$404	$28	6.9%	$(1)
Non-comparable owned and leased revenues	91	219	(128)	(58.4)%	(2)
Owned and leased revenues	$523	$623	$(100)	(16.1)%	$(3)
Comparable owned and leased revenues increased during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily driven by strong group and business transient travel.
Non-comparable owned and leased revenues decreased during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily driven by net disposition activity in 2024, partially offset by the Playa Hotels Acquisition.
Distribution revenues. During the three and six months ended June 30, 2025, distribution revenues decreased $16 million and $20 million, respectively, compared to the three and six months ended June 30, 2024, primarily driven by ALG Vacations due to lower booking and departure volume, partially offset by higher pricing.
Other revenues. During the three months ended June 30, 2025, other revenues increased $1 million compared to the three months ended June 30, 2024. During the six months ended June 30, 2025, other revenues decreased $23 million, compared to the six months ended June 30, 2024, primarily driven by the UVC Transaction.
Revenues for reimbursed costs.

	Three Months Ended June 30,
	2025	2024	Change
Revenues for reimbursed costs	$945	$842	$103	12.1%
Less: rabbi trust impact (1)	(15)	(1)	(14)	(692.1)%
Revenues for reimbursed costs, excluding rabbi trust impact	$930	$841	$89	10.6%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within reimbursed costs.

	Six Months Ended June 30,
	2025	2024	Change
Revenues for reimbursed costs	$1,831	$1,644	$187	11.4%
Less: rabbi trust impact (2)	(9)	(13)	4	31.0%
Revenues for reimbursed costs, excluding rabbi trust impact	$1,822	$1,631	$191	11.7%
(2) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within reimbursed costs.
Revenues for reimbursed costs increased during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, driven by higher reimbursements for payroll and related expenses at managed properties where we are the employer and an increase in reimbursed costs related to system-wide services provided to managed and franchised properties. The higher reimbursements for expenses were due to increased demand at our existing properties and portfolio growth.

General and administrative expenses.

	Three Months Ended June 30,
	2025	2024	Change
General and administrative expenses	$152	$117	$35	30.5%
Less: rabbi trust impact (1)	(30)	(4)	(26)	(683.6)%
Less: stock-based compensation expense	(12)	(14)	2	10.3%
Adjusted general and administrative expenses	$110	$99	$11	11.5%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Six Months Ended June 30,
	2025	2024	Change
General and administrative expenses	$278	$286	$(8)	(2.8)%
Less: rabbi trust impact (2)	(18)	(26)	8	30.4%
Less: stock-based compensation expense	(41)	(43)	2	4.7%
Adjusted general and administrative expenses	$219	$217	$2	0.9%
(2) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
General and administrative expenses increased during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to improved market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts, increased payroll and related costs, and the reversal of credit loss reserves on certain receivables in 2024.
General and administrative expenses decreased during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the decline in market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts and impact of the UVC Transaction, partially offset by increased payroll and related costs and the reversal of credit loss reserves on certain receivables in 2024.
Adjusted general and administrative expenses exclude the impact of deferred compensation plans funded through rabbi trusts and stock-based compensation expense. See "—Non-GAAP Measures" for further discussion.
Owned and leased expenses.

	Three Months Ended June 30,
	2025	2024	Better / (Worse)
Comparable owned and leased expenses	$195	$180	$(15)	(8.0)%
Non-comparable owned and leased expenses	50	58	8	13.0%
Rabbi trust impact (1)	1	—	(1)	(273.0)%
Owned and leased expenses	$246	$238	$(8)	(3.3)%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Six Months Ended June 30,
	2025	2024	Better / (Worse)
Comparable owned and leased expenses	$371	$344	$(27)	(7.8)%
Non-comparable owned and leased expenses	68	142	74	51.4%
Rabbi trust impact (2)	1	2	1	70.0%
Owned and leased expenses	$440	$488	$48	9.7%
(2) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
Comparable owned and leased expenses increased during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily due to increased variable expenses at certain hotels, most notably payroll and related costs.

Non-comparable owned and leased expenses decreased during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily driven by net disposition activity in 2024, partially offset by the Playa Hotels Acquisition.
Distribution expenses. During the three and six months ended June 30, 2025, distribution expenses decreased $15 million and $23 million, respectively, compared to the three and six months ended June 30, 2024, primarily driven by ALG Vacations due to cost management strategies and lower variable expenses as a result of lower booking and departure volume, partially offset by favorable currency translation.
Other direct costs.  During the three months ended June 30, 2025, other direct costs increased $3 million compared to the three months ended June 30, 2024. During the six months ended June 30, 2025, other direct costs decreased $18 million, compared to the six months ended June 30, 2024, primarily driven by the UVC Transaction.
Transaction and integration costs. During the three and six months ended June 30, 2025, transaction and integration costs increased $72 million and $87 million, respectively, compared to the three and six months ended June 30, 2024, primarily due to transaction costs related to the Playa Hotels Acquisition. See Part I, Item 1, "Financial Statements—Note 7 to our Condensed Consolidated Financial Statements" for additional information.
Depreciation and amortization expenses. During the three and six months ended June 30, 2025, depreciation and amortization expenses decreased $2 million and $14 million, respectively, compared to the three and six months ended June 30, 2024, primarily due to lower depreciation expense as a result of net disposition activity in 2024, partially offset by additional amortization expense for intangible assets acquired in the Bahia Principe Transaction. The decrease during the six months ended was also driven by lower amortization expense related to the UVC Transaction.
Reimbursed costs.

	Three Months Ended June 30,
	2025	2024	Change
Reimbursed costs	$949	$853	$96	11.1%
Less: rabbi trust impact (1)	(15)	(1)	(14)	(692.1)%
Reimbursed costs, excluding rabbi trust impact	$934	$852	$82	9.6%
(1) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within revenues for reimbursed costs.

	Six Months Ended June 30,
	2025	2024	Change
Reimbursed costs	$1,851	$1,689	$162	9.6%
Less: rabbi trust impact (2)	(9)	(13)	4	31.0%
Reimbursed costs, excluding rabbi trust impact	$1,842	$1,676	$166	9.9%
(2) The change is driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within revenues for reimbursed costs.
Reimbursed costs increased during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, driven by increased payroll and related expenses at managed properties where we are the employer and expenses related to system-wide services provided to managed and franchised properties and the loyalty program. The higher expenses were due to increased demand at our existing properties and portfolio growth.

Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended June 30,
	2025	2024	Better / (Worse)
Rabbi trust gains (losses) allocated to general and administrative expenses	$30	$4	$26	683.6%
Rabbi trust gains (losses) allocated to owned and leased expenses	1	—	1	273.0%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$31	$4	$27	653.8%

	Six Months Ended June 30,
	2025	2024	Better / (Worse)
Rabbi trust gains (losses) allocated to general and administrative expenses	$18	$26	$(8)	(30.4)%
Rabbi trust gains (losses) allocated to owned and leased expenses	1	2	(1)	(70.0)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$19	$28	$(9)	(33.6)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts increased during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and decreased during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, driven by market performance of the underlying invested assets.
Equity earnings (losses) from unconsolidated hospitality ventures.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Better / (Worse)	2025	2024	Better / (Worse)
Hyatt's share of unconsolidated hospitality ventures' net gains (losses) excluding foreign currency	$6	$(13)	$19	$—	$(23)	$23
Gain on dilution of ownership interest in an unconsolidated hospitality venture	—	—	—	—	79	(79)
Impairment charges related to investments in unconsolidated hospitality ventures	(6)	(10)	4	(7)	(10)	3
Other (1)	6	(7)	13	1	(1)	2
Equity earnings (losses) from unconsolidated hospitality ventures	$6	$(30)	$36	$(6)	$45	$(51)
(1) The changes are primarily driven by equity earnings (losses) related to debt repayment guarantees for certain hotel properties in the United States and the net impact of Hyatt's share of unconsolidated hospitality ventures' foreign currency exchange.
See Part I, Item 1, "Financial Statements—Note 4 and Note 13 to our Condensed Consolidated Financial Statements" for additional information.
Interest expense. During the three and six months ended June 30, 2025, interest expense increased $34 million and $62 million, respectively, compared to the three and six months ended June 30, 2024, primarily due to the issuances of senior notes in 2024 and 2025, the DDTL Loans, and bridge commitment fees related to the Playa Hotels Acquisition, partially offset by the redemption of certain of our senior notes in 2024 and 2025. See Part I, Item 1, "Financial Statements—Note 10 to our Condensed Consolidated Financial Statements" for additional information.
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
See Part I, Item 1, "Financial Statements—Note 4 and Note 7 to our Condensed Consolidated Financial Statements" for additional information.
Asset impairments. During the three months ended June 30, 2025, we recognized $10 million of impairment charges related to property and equipment, operating lease ROU assets, and intangible assets. During the six months ended June 30, 2025, we recognized an additional $4 million of impairment charges related to intangible assets. During the six months ended June 30, 2024, we recognized $17 million of impairment charges primarily related to goodwill. See Part I, Item 1, "Financial Statements—Note 5, Note 7, and Note 8 to our Condensed Consolidated Financial Statements" for additional information.
Other income (loss), net. During the three and six months ended June 30, 2025, other income (loss), net increased $1 million and decreased $10 million, respectively, compared to the three and six months ended June 30, 2024. See Part I, Item 1, "Financial Statements—Note 19 to our Condensed Consolidated Financial Statements" for additional information.
Provision for income taxes.

	Three Months Ended June 30,
	2025	2024	Change
Income before income taxes	$38	$462	$(424)	(91.9)%
Provision for income taxes	(42)	(103)	61	60.2%
Effective tax rate	109.8%	22.4%		87.4%

	Six Months Ended June 30,
	2025	2024	Change
Income before income taxes	$90	$1,003	$(913)	(91.1)%
Provision for income taxes	(70)	(122)	52	42.9%
Effective tax rate	78.1%	12.2%		65.9%
Provision for income taxes decreased during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by the sales of Park Hyatt Zurich and Hyatt Regency San Antonio Riverwalk in 2024. The decrease in provision for income taxes during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was driven by the earnings impact from both the sale of the shares of the entities that own Hyatt Regency Aruba Resort Spa and Casino and the UVC Transaction in 2024.
The effective tax rate increased during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily driven by reduced pre-tax income and a non-cash adjustment to deferred tax assets.
See Part I, Item 1, "Financial Statements—Note 12 to our Condensed Consolidated Financial Statements" for additional information.
Segment Results
We evaluate segment operating performance using segment revenues and Adjusted EBITDA. See Part I, Item 1, "Financial Statements—Note 17 to our Condensed Consolidated Financial Statements" for more information, including a reconciliation of segment Adjusted EBITDA to income before income taxes.

Management and franchising segment revenues and Adjusted EBITDA.

	Three Months Ended June 30,
	2025	2024	Better / (Worse)
Gross fees (1)	$312	$288	$24	8.4%
Other revenues	11	10	1	13.1%
Segment revenues (2)	$323	$298	$25	8.6%
(1) See "—Results of Operations" for further discussion regarding the increase in gross fee revenues.
(2) Includes $11 million and $13 million of intersegment revenues for the three months ended June 30, 2025 and June 30, 2024, respectively.

	Six Months Ended June 30,
	2025	2024	Better / (Worse)
Gross fees (3)	$628	$565	$63	11.1%
Other revenues	22	19	3	17.3%
Segment revenues (4)	$650	$584	$66	11.2%
(3) See "—Results of Operations" for further discussion regarding the increase in gross fee revenues.
(4) Includes $20 million and $28 million of intersegment revenues for the six months ended June 30, 2025 and June 30, 2024, respectively.

	Three Months Ended June 30,
	2025	2024	Better / (Worse)
Segment Adjusted EBITDA	$238	$222	$16	7.3%

	Six Months Ended June 30,
	2025	2024	Better / (Worse)
Segment Adjusted EBITDA	$474	$425	$49	11.7%
Adjusted EBITDA increased during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily driven by increased gross fee revenues, partially offset by increased general and administrative expenses, which was primarily due to payroll and related costs and the reversal of credit loss reserves on certain receivables in 2024.
Owned and leased segment revenues and Adjusted EBITDA.

	Three Months Ended June 30,
	2025	2024	Better / (Worse)		Currency Impact
Segment revenues (1), (2)	$309	$321	$(12)	(3.5)%	$1
(1) See "—Results of Operations" for further discussion regarding the decrease in owned and leased revenues.
(2) Includes $5 million and $7 million of intersegment revenues for the three months ended June 30, 2025 and June 30, 2024, respectively.

	Six Months Ended June 30,
	2025	2024	Better / (Worse)		Currency Impact
Segment revenues (3), (4)	$532	$637	$(105)	(16.4)%	$(3)
(3) See "—Results of Operations" for further discussion regarding the decrease in owned and leased revenues.
(4) Includes $9 million and $14 million of intersegment revenues for the six months ended June 30, 2025 and June 30, 2024, respectively.

	Three Months Ended June 30,
	2025	2024	Better / (Worse)
Owned and leased Adjusted EBITDA (1)	$47	$62	$(15)	(21.5)%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	17	17	—	(4.8)%
Segment Adjusted EBITDA	$64	$79	$(15)	(17.8)%
(1) See "—Results of Operations" for further discussion regarding the decreases in owned and leased revenues and owned and leased expenses.

	Six Months Ended June 30,
	2025	2024	Better / (Worse)
Owned and leased Adjusted EBITDA (2)	$62	$107	$(45)	(41.4)%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	29	34	(5)	(15.1)%
Segment Adjusted EBITDA	$91	$141	$(50)	(35.1)%
(2) See "—Results of Operations" for further discussion regarding the decreases in owned and leased revenues and owned and leased expenses.
Our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA decreased during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by a property undergoing a significant renovation as well as the sale of our ownership interest in an unconsolidated hospitality venture in 2024.
Distribution segment revenues and Adjusted EBITDA.

	Three Months Ended June 30,
	2025	2024	Better / (Worse)
Segment revenues (1)	$262	$278	$(16)	(5.5)%
(1) See "—Results of Operations" for further discussion regarding the decrease in distribution revenues.

	Six Months Ended June 30,
	2025	2024	Better / (Worse)
Distribution revenues (2)	$577	$597	$(20)	(3.3)%
Other revenues (2)	—	26	(26)	(100.0)%
Segment revenues	$577	$623	$(46)	(7.3)%
(2) See "—Results of Operations" for further discussion regarding the decreases in distribution revenues and other revenues.

	Three Months Ended June 30,
	2025	2024	Better / (Worse)
Segment Adjusted EBITDA (1)	$43	$43	$—	(0.2)%
(1) See "—Results of Operations" for further discussion regarding the decreases in distribution revenues and distribution expenses.

	Six Months Ended June 30,
	2025	2024	Better / (Worse)
Segment Adjusted EBITDA	$92	$82	$10	12.1%
Excluding the impact of the UVC Transaction, Adjusted EBITDA increased $4 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by distribution revenues and distribution expenses. See "—Results of Operations" for further discussion.

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

The table below provides a reconciliation of net income (loss) attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA:

	Three Months Ended June 30,
	2025	2024	Change
Net income (loss) attributable to Hyatt Hotels Corporation	$(3)	$359	$(362)	(100.7)%
Contra revenue	15	16	(1)	(4.7)%
Revenues for reimbursed costs	(945)	(842)	(103)	(12.1)%
Reimbursed costs	949	853	96	11.1%
Stock-based compensation expense (1)	14	15	(1)	—%
Transaction and integration costs	82	10	72	773.9%
Depreciation and amortization	82	84	(2)	(2.4)%
Equity (earnings) losses from unconsolidated hospitality ventures	(6)	30	(36)	(120.6)%
Interest expense	74	40	34	84.5%
(Gains) losses on sales of real estate and other	2	(350)	352	100.6%
Asset impairments	10	—	10	NM
Other (income) loss, net	(29)	(28)	(1)	(0.7)%
Provision for income taxes	42	103	(61)	(60.2)%
Net loss attributable to noncontrolling interests	(1)	—	(1)	NM
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	17	17	—	(4.8)%
Adjusted EBITDA	$303	$307	$(4)	(1.1)%
(1) Includes amounts recognized in general and administrative expenses, owned and leased expenses, and distribution expenses and excludes amounts recognized in transaction and integration costs.

	Six Months Ended June 30,
	2025	2024	Change
Net income attributable to Hyatt Hotels Corporation	$17	$881	$(864)	(98.1)%
Contra revenue	35	29	6	20.5%
Revenues for reimbursed costs	(1,831)	(1,644)	(187)	(11.4)%
Reimbursed costs	1,851	1,689	162	9.6%
Stock-based compensation expense (2)	45	46	(1)	(1.1)%
Transaction and integration costs	105	18	87	495.4%
Depreciation and amortization	162	176	(14)	(7.7)%
Equity (earnings) losses from unconsolidated hospitality ventures	6	(45)	51	112.0%
Interest expense	140	78	62	78.5%
(Gains) losses on sales of real estate and other	2	(753)	755	100.3%
Asset impairments	14	17	(3)	(14.4)%
Other (income) loss, net	(72)	(82)	10	14.0%
Provision for income taxes	70	122	(52)	(42.9)%
Net income attributable to noncontrolling interests	3	—	3	NM
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	29	34	(5)	(15.1)%
Adjusted EBITDA	$576	$566	$10	1.9%
(2) Includes amounts recognized in general and administrative expenses, owned and leased expenses, and distribution expenses and excludes amounts recognized in transaction and integration costs.

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
During the three months ended June 30, 2025, we entered into the DDTL Facility and borrowed $1,700 million of DDTL Loans. The net proceeds from the DDTL Loans, along with the 2028 Notes and 2032 Notes issued during the six months ended June 30, 2025, were used to finance the Playa Hotels Acquisition, repay certain indebtedness of Playa Hotels and its subsidiaries, and pay related fees and expenses. See Part I, Item 1, "Financial Statements—Note 7 and Note 10 to our Condensed Consolidated Financial Statements" for additional information.
During the three months ended June 30, 2025, we entered into a definitive agreement to sell the Playa Hotels Portfolio to an unrelated third party for $2,000 million. Upon completion of the planned disposition, we expect to successfully execute our commitment announced in February 2025 to realize at least $2.0 billion of proceeds from asset sales by the end of 2027. See Part I, Item 1, "Financial Statements—Note 7 to our Condensed Consolidated Financial Statements" for additional information.
We may, from time to time, seek to retire or purchase our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an ASR transaction. Such repurchases or exchanges, if any, will depend on prevailing market conditions, restrictions in our existing or future financing arrangements, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. During the quarter ended June 30, 2025, we returned $14 million of capital to our stockholders through quarterly dividend payments. At June 30, 2025, we had approximately $822 million remaining under the share repurchase program. See Part I, Item 1, "Financial Statements—Note 14 to our Condensed Consolidated Financial Statements" for additional information.
We believe that our cash position, short-term investments, cash from operations, borrowing capacity under our revolving credit and delayed draw term loan facilities, and access to the capital markets will be adequate to meet all of our funding requirements and capital deployment objectives in both the short term and long term.
Recent Transactions Affecting our Liquidity and Capital Resources
During both the six months ended June 30, 2025 and June 30, 2024, various transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Six Months Ended June 30,
	2025	2024
Cash provided by (used in):
Operating activities	$86	$419
Investing activities	(1,120)	(306)
Financing activities	936	237
Effect of exchange rate changes on cash	(16)	(4)
Change in cash, cash equivalents, and restricted cash classified within current assets held for sale	(50)	3
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(164)	$349
Cash Flows from Operating Activities
Cash provided by operating activities decreased $333 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to an increase in cash paid for transaction costs related to the Playa Hotels Acquisition, income taxes, and interest.

Cash Flows from Investing Activities
During the six months ended June 30, 2025:
•We acquired all of the issued and outstanding ordinary shares of Playa Hotels for $1,267 million, net of cash acquired.
•We invested $74 million in capital expenditures (see "—Capital Expenditures").
•We contributed $31 million to unconsolidated hospitality ventures.
•We invested $22 million in HTM debt securities.
•We received $268 million of net proceeds from the sale of marketable securities and short-term investments.
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
•We received $244 million of net proceeds from the sale of Park Hyatt Zurich.
Cash Flows from Financing Activities
During the six months ended June 30, 2025:
•We borrowed $1,700 million of DDTL Loans and received approximately $1,694 million of proceeds, net of $6 million of issuance costs, which we used to finance the Playa Hotels Acquisition, repay certain indebtedness of Playa Hotels and its subsidiaries, and pay related fees and expenses.
•We issued senior notes and received approximately $990 million of net proceeds, after deducting $10 million of underwriting discounts and other offering expenses.
•We paid $23 million of withholding taxes for stock-based compensation.
•We paid two quarterly $0.15 per share cash dividend on outstanding shares of Class A and Class B common stock totaling $28 million.
•We repurchased 1,078,511 shares of Class A common stock for an aggregate purchase price of $149 million.
•We repaid the outstanding 2025 Notes at maturity for approximately $460 million, inclusive of $10 million of accrued interest.
•We assumed Playa Hotels' existing term loan and repaid the outstanding balance for approximately $1,078 million, inclusive of $3 million of accrued interest, on the acquisition date.

During the six months ended June 30, 2024:
•We issued senior notes and received approximately $786 million of net proceeds, after deducting $14 million of underwriting discounts and other offering expenses.
•We borrowed approximately $44 million in conjunction with the sale of Park Hyatt Zurich.
•We paid two quarterly $0.15 per share cash dividends on outstanding shares of Class A and Class B common stock totaling $31 million.
•We paid $40 million of withholding taxes for stock-based compensation.
•We repurchased 3,422,531 shares of Class A and Class B common stock for an aggregate purchase price of $522 million.
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

	June 30, 2025	December 31, 2024
Consolidated debt (1)	$6,034	$3,782
Stockholders' equity	3,561	3,547
Total capital	9,595	7,329
Total debt-to-total capital	62.9%	51.6%
Consolidated debt (1)	6,034	3,782
Less: cash and cash equivalents and short-term investments (2)	(912)	(1,383)
Net consolidated debt	$5,122	$2,399
Net debt-to-total capital	53.4%	32.7%
(1) Excludes approximately $406 million and $370 million of our share of unconsolidated hospitality venture indebtedness at June 30, 2025 and December 31, 2024, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements. See Part I, Item 1, "Financial Statements—Note 13 to our Condensed Consolidated Financial Statements" for additional information.
(2) Excludes $50 million of cash and cash equivalents reclassified to current assets held for sale at June 30, 2025.
Capital Expenditures
We routinely make capital expenditures to enhance our business. As a part of the planned disposition of the Playa Hotels Portfolio, we are committed to invest in certain renovation projects. We classify our capital expenditures into maintenance and technology and enhancements to existing properties. We have been, and will continue to be, disciplined with respect to our capital spending, taking into account our cash flows from operations.

	Six Months Ended June 30,
	2025	2024
Maintenance and technology	$57	$60
Enhancements to existing properties	17	16
Total capital expenditures	$74	$76
Excluding the impact of the Playa Hotels Acquisition, capital expenditures decreased $7 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by renovation spend at certain owned hotels in 2024.

Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at June 30, 2025, as described in Part I, Item 1, "Financial Statements—Note 10 to our Condensed Consolidated Financial Statements." Interest on the outstanding Senior Notes is payable semi-annually.

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
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at June 30, 2025.
Revolving Credit Facility
Our revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions. At June 30, 2025, we had no balance outstanding. See Part I, Item 1, "Financial Statements—Note 10 to our Condensed Consolidated Financial Statements."
We are in compliance with all applicable covenants under the revolving credit facility at June 30, 2025.
Delayed Draw Term Loan Facility
On April 11, 2025, we entered into a credit agreement with a syndicate of lenders for a $1,700 million DDTL Facility. On June 11, 2025, we drew $1,700 million on the DDTL Facility and used the proceeds to finance the Playa Hotels Acquisition, repay certain indebtedness of Playa Hotels and its subsidiaries in connection with the acquisition, and pay related fees and expenses. The DDTL Loans mature in 2028 and bear interest, at our option, at base rate plus a range of 0.000% to 0.425% per annum, depending on our debt ratings, or Term SOFR plus a range of 0.815% to 1.425% per annum, depending on our debt ratings. We may prepay the outstanding aggregate principal amount, in whole or in part, at any time, subject to certain restrictions and upon notice to the administrative agent. We are required to prepay the DDTL Loans with proceeds of certain debt incurrences, equity issuances, and asset sales, and are also required, solely to the extent that the aggregate amount of voluntary and mandatory prepayments made on or prior to the second anniversary of the funding date does not exceed $500 million, to prepay the DDTL in amount equal to such deficit on such second anniversary. The credit agreement contains customary affirmative, negative and financial covenants, representations and warranties, and default provisions. At June 30, 2025, we had $1,700 million of principal outstanding. See Part I, Item 1, "Financial Statements—Note 7 and Note 10 to our Condensed Consolidated Financial Statements."
Letters of Credit
We issue letters of credit either under our revolving credit facility or directly with financial institutions. We had $106 million in letters of credit issued directly with financial institutions outstanding at June 30, 2025. At June 30, 2025, these letters of credit, which mature on various dates through 2026, had weighted-average fees of approximately 92 basis points. See Part I, Item 1, "Financial Statements—Note 13 to our Condensed Consolidated Financial Statements."

Critical Accounting Policies and Estimates
Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures in our condensed consolidated financial statements and accompanying Notes. We have disclosed those estimates that we believe are critical and require complex judgment in their application in our 2024 Form 10-K. At June 30, 2025, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them as previously disclosed in our 2024 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
At June 30, 2025, there have been no material changes to our market risk previously disclosed in response to Item 7A to Part II of our 2024 Form 10-K.
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
Changes in Internal Control Over Financial Reporting.
We are currently in the process of assessing and integrating Playa Hotels' internal control over financial reporting with our existing internal control over financial reporting.
Except as described above, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
At June 30, 2025, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Item 1A to Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of our common stock on a settlement date basis during the quarter ended June 30, 2025:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
April 1 to April 30, 2025	—	$—	—	$821,629,420
May 1 to May 31, 2025	—	—	—	$821,629,420
June 1 to June 30, 2025	—	—	—	$821,629,420
Total	—	$—	—
(1)On May 8, 2024, our board of directors approved an expansion of our share repurchase program. Under such approval, we are authorized to purchase up to an additional $1,000 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an ASR transaction. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time and does not have an expiration date. At June 30, 2025, we had approximately $822 million remaining under the share repurchase program. See Part I, Item 1, "Financial Statements—Note 14 to our Condensed Consolidated Financial Statements" for additional information.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
On August 6, 2025, we filed a Certificate of Retirement with the Secretary of State of the State of Delaware to retire 364,620 shares of Class B common stock, $0.01 par value per share, of the Company (the "Class B common stock"). All 364,620 shares of Class B common stock were converted into shares of Class A common stock. The Company's Amended and Restated Certificate of Incorporation requires that any shares of Class B common stock that are converted into shares of Class A common stock be retired and may not be reissued.
Effective upon filing, the Certificate of Retirement amended the Amended and Restated Certificate of Incorporation of the Company to reduce the total authorized number of shares of capital stock of the Company by

364,620 shares. The total number of authorized shares of the Company is now 1,395,142,370, such shares consisting of 1,000,000,000 shares designated Class A common stock, 385,142,370 shares designated Class B common stock, and 10,000,000 shares designated preferred stock, par value $0.01 per share. A copy of the Certificate of Retirement is included in Exhibit 3.1 of this Quarterly Report.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

2.1
Amendment to Purchase Agreement, dated as of May 16, 2025, by and among Hyatt Hotels Corporation, HI Holdings Playa B.V., and Playa Hotels & Resorts N.V. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 16, 2025)

3.1	Amended and Restated Certificate of Incorporation of Hyatt Hotels

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 16, 2022)

10.1
Credit Agreement, dated as of April 11, 2025, by and among Hyatt Hotels Corporation, as borrower, certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-syndication agents, and BofA Securities, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC, as joint book runners and lead arrangers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 14, 2025)

+10.2
Playa Hotels & Resorts N.V. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-8 (File No. 333-287936) filed with the Securities and Exchange Commission on June 11, 2025)

+10.3
First Amendment to Playa Hotels & Resorts N.V. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-8 (File No. 333-287936) filed with the Securities and Exchange Commission on June 11, 2025)

+10.4
Second Amendment to Playa Hotels & Resorts N.V. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-8 (File No. 333-287936) filed with the Securities and Exchange Commission on June 11, 2025)

+10.5
Third Amendment to Playa Hotels & Resorts N.V. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company's registration statement on Form S-8 (File No. 333-287936) filed with the Securities and Exchange Commission on June 11, 2025)

+10.6
Fourth Amendment to Playa Hotels & Resorts N.V. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's registration statement on Form S-8 (File No. 333-287936) filed with the Securities and Exchange Commission on June 11, 2025)

+10.7
Fifth Amendment to Playa Hotels & Resorts N.V. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company's registration statement on Form S-8 (File No. 333-287936) filed with the Securities and Exchange Commission on June 11, 2025)

+10.8	Form of 2025 Performance Share Unit Agreement under the Fifth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan

+10.9	Form of 2025-2027 Performance Share Unit Agreement under the Fifth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan

10.10
Share Purchase Agreement, dated as of June 29, 2025, by and between HI Holdings Playa B.V., Turquoise Topco Limited and Hyatt Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on June 30, 2025)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

HYATT HOTELS CORPORATION

Date:	August 7, 2025	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

HYATT HOTELS CORPORATION

Date:	August 7, 2025	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)