Form 10-Q
period 2025-09-30
Hyatt Hotels Corp
filed 2025-11-06
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At October 31, 2025, there were 41,819,241 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 53,143,473 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
REVENUES:
Base management fees	$107	$97	$334	$295
Incentive management fees	53	52	191	170
Franchise and other fees	123	119	366	340
Gross fees	283	268	891	805
Contra revenue	(34)	(27)	(69)	(56)
Net fees	249	241	822	749
Owned and leased	429	287	952	910
Distribution	192	221	769	818
Other revenues	13	13	35	58
Revenues for reimbursed costs	903	867	2,734	2,511
Total revenues	1,786	1,629	5,312	5,046
DIRECT AND GENERAL AND ADMINISTRATIVE EXPENSES:
General and administrative	138	126	416	412
Owned and leased	346	228	786	716
Distribution	169	182	654	690
Other direct costs	22	19	66	81
Transaction and integration costs	25	8	130	26
Depreciation and amortization	83	81	245	257
Reimbursed costs	905	881	2,756	2,570
Total direct and general and administrative expenses	1,688	1,525	5,053	4,752
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	22	18	41	46
Equity earnings (losses) from unconsolidated hospitality ventures	(34)	(13)	(40)	32
Interest expense	(90)	(50)	(230)	(128)
Gains (losses) on sales of real estate and other	—	514	(2)	1,267
Asset impairments	(9)	(35)	(23)	(52)
Other income (loss), net	(4)	70	68	152
Income (loss) before income taxes	(17)	608	73	1,611
Provision for income taxes	(33)	(137)	(103)	(259)
Net income (loss)	$(50)	$471	$(30)	$1,352
Net income (loss) attributable to noncontrolling interests	$(1)	$—	$2	$—
Net income (loss) attributable to Hyatt Hotels Corporation	$(49)	$471	$(32)	$1,352

EARNINGS (LOSSES) PER CLASS A AND CLASS B SHARE:
Net income (loss) attributable to Hyatt Hotels Corporation—Basic	$(0.51)	$4.75	$(0.34)	$13.38
Net income (loss) attributable to Hyatt Hotels Corporation—Diluted	$(0.51)	$4.63	$(0.34)	$13.04

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss)	$(50)	$471	$(30)	$1,352
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $(1) and $(6) for the three and nine months ended September 30, 2025, respectively, and $1 and $4 for the three and nine months ended September 30, 2024, respectively	(5)	29	167	(24)
Pension liabilities adjustments, net of tax of $— for both the three and nine months ended September 30, 2025 and September 30, 2024	(1)	—	(1)	(2)
Available-for-sale debt securities unrealized fair value adjustments, net of tax of $— for both the three and nine months ended September 30, 2025 and $(4) and $(3) for the three and nine months ended September 30, 2024, respectively	2	13	1	9
Derivative instrument adjustments, net of tax of $— for both the three months ended September 30, 2025 and September 30, 2024 and $(1) for both the nine months ended September 30, 2025 and September 30, 2024	2	1	5	2
Other comprehensive income (loss)	(2)	43	172	(15)
Comprehensive income (loss)	$(52)	$514	$142	$1,337
Comprehensive income (loss) attributable to noncontrolling interests	$(2)	$—	$40	$—
Comprehensive income (loss) attributable to Hyatt Hotels Corporation	$(50)	$514	$102	$1,337

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$697	$1,011
Restricted cash	1	1
Short-term investments	52	372
Receivables, net of allowances of $71 and $62 at September 30, 2025 and December 31, 2024, respectively	930	1,121
Inventories	9	8
Prepaids and other assets	160	174
Prepaid income taxes	130	46
Current assets held for sale	138	—
Total current assets	2,117	2,733
Equity method investments	188	189
Property and equipment, net	1,726	1,689
Financing receivables, net of allowances of $37 and $36 at September 30, 2025 and December 31, 2024, respectively	459	368
Operating lease right-of-use assets	339	328
Goodwill	3,448	2,541
Intangibles, net	2,265	2,167
Deferred tax assets	494	466
Other assets	2,883	2,843
Long-term assets held for sale	1,786	—
TOTAL ASSETS	$15,705	$13,324
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$407	$456
Accounts payable	360	475
Accrued expenses and other current liabilities	603	565
Current contract liabilities	1,332	1,553
Accrued compensation and benefits	245	192
Current operating lease liabilities	35	33
Current liabilities held for sale	102	—
Total current liabilities	3,084	3,274
Long-term debt	5,607	3,326
Long-term contract liabilities	958	843
Long-term operating lease liabilities	251	245
Other long-term liabilities	1,963	1,810
Long-term liabilities held for sale	34	—
Total liabilities	11,897	9,498
Commitments and contingencies (Note 13)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding at both September 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 42,140,646 issued and outstanding at September 30, 2025, and Class B common stock, $0.01 par value per share, 385,142,370 shares authorized, 53,147,958 shares issued and outstanding at September 30, 2025. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 42,613,090 issued and outstanding at December 31, 2024, and Class B common stock, $0.01 par value per share, 385,525,991 shares authorized, 53,531,579 shares issued and outstanding at December 31, 2024	1	1
Additional paid-in capital	15	—
Retained earnings	3,603	3,815
Accumulated other comprehensive loss	(135)	(269)
Total stockholders' equity	3,484	3,547
Noncontrolling interests	324	279
Total equity	3,808	3,826
TOTAL LIABILITIES AND EQUITY	$15,705	$13,324

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30)	$1,352
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	245	257
(Gains) losses on sales of real estate and other	2	(1,267)
Amortization of share awards	61	55
Amortization of operating lease right-of-use assets	25	28
Deferred income taxes	(24)	(95)
Asset impairments	23	52
Equity (earnings) losses from unconsolidated hospitality ventures	40	(32)
Contra revenue	69	56
(Gains) losses, net on marketable securities	(18)	4
Contingent consideration liabilities fair value adjustments	(14)	(20)
Payments for key money assets	(100)	(99)
Deferred revenue related to the loyalty program	179	173
Working capital changes and other	(392)	(66)
Net cash provided by operating activities	66	398
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(496)	(1,321)
Proceeds from marketable securities and short-term investments	772	1,204
Contributions to equity method and other investments	(71)	(78)
Return of equity method and other investments	10	9
Acquisitions, net of cash acquired	(1,274)	(28)
Capital expenditures	(143)	(119)
Issuance of financing receivables	(16)	(91)
Proceeds from sales of real estate, net of cash disposed	13	1,410
Other investing activities	18	(3)
Net cash provided by (used in) investing activities	(1,187)	983
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of issuance costs of $15 and $14 for the nine months ended September 30, 2025 and September 30, 2024, respectively	2,684	830
Repayments and repurchases of debt	(1,550)	(749)
Repurchases of common stock	(179)	(1,179)
Dividends paid	(43)	(46)
Payment of withholding taxes for stock-based compensation	(24)	(41)
Other financing activities	(21)	1
Net cash provided by (used in) financing activities	867	(1,184)
Effect of exchange rate changes on cash	(13)	(11)
Net increase (decrease) in cash, cash equivalents, and restricted cash, including cash, cash equivalents, and restricted cash classified within current assets held for sale	(267)	186
Change in cash, cash equivalents, and restricted cash classified within current assets held for sale	(50)	3
Net increase (decrease) in cash, cash equivalents, and restricted cash	(317)	189
Cash, cash equivalents, and restricted cash—Beginning of period	1,015	919
Cash, cash equivalents, and restricted cash—End of period	$698	$1,108
(Continued)

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

Supplemental disclosure of cash flow information:

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$697	$1,095
Restricted cash	1	9
Restricted cash included in other assets	—	4
Total cash, cash equivalents, and restricted cash	$698	$1,108

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash paid during the period for interest	$194	$115
Cash paid during the period for income taxes, net	$182	$121
Cash paid for amounts included in the measurement of operating lease liabilities	$33	$34
Non-cash investing and financing activities:
Non-cash right-of-use assets obtained in exchange for operating lease liabilities	$10	$13
Non-cash contributions to equity method and other investments (Note 4)	$—	$223
Non-cash issuance of financing receivables (Note 7)	$—	$129
Non-cash purchase consideration for the Playa Hotels Acquisition (Note 7)	$13	$—
Non-cash extinguishment of convertible debt security (Note 4)	$30	$—
(Concluded)

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	Stockholders' equity attributable to Hyatt Hotels Corporation
	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Class	Class	Class	Class
	A	B	A	B
BALANCE—January 1, 2024	44,275,818	58,757,123	$1	$—	$—	$3,738	$(175)	$3	$3,567
Net income	—	—	—	—	—	522	—	—	522
Other comprehensive loss	—	—	—	—	—	—	(22)	—	(22)
Repurchases of common stock (1)	(528,427)	(1,987,229)	—	—	(2)	(387)	—	—	(389)
Employee stock plan issuance	13,475	—	—	—	2	—	—	—	2
Share-based payment activity	635,482	—	—	—	—	(5)	—	—	(5)
Cash dividends declared of $0.15 per share (Note 14)	—	—	—	—	—	(15)	—	—	(15)
Class share conversions	766,296	(766,296)	—	—	—	—	—	—	—
BALANCE—March 31, 2024	45,162,644	56,003,598	$1	$—	$—	$3,853	$(197)	$3	$3,660
Net income	—	—	—	—	—	359	—	—	359
Other comprehensive loss	—	—	—	—	—	—	(36)	—	(36)
Repurchases of common stock (1)	(906,875)	—	—	—	(21)	(114)	—	—	(135)
Employee stock plan issuance	14,553	—	—	—	2	—	—	—	2
Share-based payment activity	32,883	—	—	—	19	—	—	—	19
Cash dividends declared of $0.15 per share (Note 14)	—	—	—	—	—	(16)	—	—	(16)
Class share conversions	464,111	(464,111)	—	—	—	—	—	—	—
BALANCE—June 30, 2024	44,767,316	55,539,487	$1	$—	$—	$4,082	$(233)	$3	$3,853
Net income	—	—	—	—	—	471	—	—	471
Other comprehensive income	—	—	—	—	—	—	43	—	43
Repurchases of common stock (2)	(2,858,280)	(1,642,251)	—	—	(11)	(652)	—	—	(663)
Employee stock plan issuance	12,920	—	—	—	2	—	—	—	2
Share-based payment activity	206,781	—	—	—	9	—	—	—	9
Cash dividends declared of $0.15 per share (Note 14)	—	—	—	—	—	(15)	—	—	(15)
Class share conversions	148,657	(148,657)	—	—	—	—	—	—	—
BALANCE—September 30, 2024	42,277,394	53,748,579	$1	$—	$—	$3,886	$(190)	$3	$3,700

(1) Includes a $1 million liability related to the 1% U.S. federal excise tax on certain share repurchases enacted by the Inflation Reduction Act of 2022.
(2) Includes a $6 million liability related to the 1% U.S. federal excise tax on certain share repurchases enacted by the Inflation Reduction Act of 2022.
(Continued)

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	Stockholders' equity attributable to Hyatt Hotels Corporation
	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Class	Class	Class	Class
	A	B	A	B
BALANCE—January 1, 2025	42,613,090	53,531,579	$1	$—	$—	$3,815	$(269)	$279	$3,826
Net income	—	—	—	—	—	20	—	4	24
Other comprehensive income	—	—	—	—	—	—	45	13	58
Measurement period adjustment for noncontrolling interest (Note 7)	—	—	—	—	—	—	—	5	5
Repurchases of common stock (1)	(1,078,511)	—	—	—	(13)	(137)	—	—	(150)
Employee stock plan issuance	12,982	—	—	—	2	—	—	—	2
Share-based payment activity	351,159	—	—	—	11	—	—	—	11
Cash dividends declared of $0.15 per share (Note 14)	—	—	—	—	—	(14)	—	—	(14)
Class share conversions	19,001	(19,001)	—	—	—	—	—	—	—
BALANCE—March 31, 2025	41,917,721	53,512,578	$1	$—	$—	$3,684	$(224)	$301	$3,762
Net loss	—	—	—	—	—	(3)	—	(1)	(4)
Other comprehensive income	—	—	—	—	—	—	90	26	116
Employee stock plan issuance	21,695	—	—	—	2	—	—	—	2
Share-based payment activity (2)	17,454	—	—	—	25	—	—	—	25
Cash dividends declared of $0.15 per share (Note 14)	—	—	—	—	—	(14)	—	—	(14)
BALANCE—June 30, 2025	41,956,870	53,512,578	$1	$—	$27	$3,667	$(134)	$326	$3,887
Net loss	—	—	—	—	—	(49)	—	(1)	(50)
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)	(2)
Repurchases of common stock (1)	(211,799)	—	—	—	(31)	—	—	—	(31)
Employee stock plan issuance	15,578	—	—	—	2	—	—	—	2
Share-based payment activity	15,377	—	—	—	17	—	—	—	17
Cash dividends declared of $0.15 per share (Note 14)	—	—	—	—	—	(15)	—	—	(15)
Class share conversions	364,620	(364,620)	—	—	—	—	—	—	—
BALANCE—September 30, 2025	42,140,646	53,147,958	$1	$—	$15	$3,603	$(135)	$324	$3,808

(1) Includes a $1 million liability related to the 1% U.S. federal excise tax on certain share repurchases enacted by the Inflation Reduction Act of 2022.
(2) Includes $3 million of additional paid-in capital related to time-vested restricted stock units granted to certain Playa Hotels & Resorts N.V. employees as part of the total purchase consideration on the acquisition date (see Note 7).

(Concluded)

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions of dollars, unless otherwise indicated)
(Unaudited)
1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries have offerings that consist of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential and vacation units. We also offer distribution and destination management services through ALG Vacations and distribution services through Mr & Mrs Smith, a boutique and luxury global travel platform. At September 30, 2025, our hotel portfolio included 1,497 hotels (366,347 rooms) throughout the world, of which 728 hotels (167,988 rooms) are located in the United States and 156 are all-inclusive resorts (58,948 rooms). At September 30, 2025, our portfolio of properties operated in 82 countries around the world. Additionally, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other trade names or marks owned by such hotels or licensed by third parties.
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
Credit Losses—In July 2025, the FASB issued Accounting Standards Update No. 2025-05 ("ASU 2025-05"), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606, Revenue from Contracts with Customers. The provisions of ASU 2025-05 are effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years, with early adoption permitted, and are to be applied prospectively. We are currently assessing the impact of adopting ASU 2025-05.
Internal-Use Software—In September 2025, the FASB issued Accounting Standards Update No. 2025-06 ("ASU 2025-06"), Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 removes all references to prescriptive and sequential software development stages and requires entities to begin capitalizing software costs when both of the following occur: (1) management authorizes and commits to funding the software project and (2) it is probable that the project will be completed and the software will be used for its intended purpose. The provisions of ASU 2025-06 are effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years, with early adoption permitted, and may be applied prospectively, retrospectively, or with a modified transition approach. We are currently assessing the impact of adopting ASU 2025-06.
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
See Note 17 for our revenues disaggregated by the nature of the product or service.

Contract Balances
Contract assets, included in receivables, net on our condensed consolidated balance sheets, were $4 million and insignificant at September 30, 2025 and December 31, 2024, respectively. As our profitability hurdles are generally calculated on a full-year basis, we expect our contract assets to be insignificant at year end.
Contract liabilities were comprised of the following:

	September 30, 2025	December 31, 2024
Deferred revenue related to the loyalty program	$1,512	$1,333
Deferred revenue related to distribution and destination management services	480	705
Deferred revenue related to co-branded credit card programs	77	66
Advanced deposits	66	53
Initial fees received from franchise owners	49	47
Deferred revenue related to insurance programs	17	112
Other deferred revenue	89	80
Total contract liabilities	$2,290	$2,396
Revenue recognized during the three months ended September 30, 2025 and September 30, 2024 included in the contract liabilities balance at the beginning of each year was $201 million and $190 million, respectively. Revenue recognized during the nine months ended September 30, 2025 and September 30, 2024 included in the contract liabilities balance at the beginning of each year was $1,122 million and $1,040 million, respectively. This revenue primarily related to distribution and destination management services and the loyalty program.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $130 million at September 30, 2025. This was primarily related to design services fees from third-party owners and initial application fees from franchisees. Design services fees are recognized as revenues over multiple years, typically over a period of less than five years, using the percentage-of-completion method based on the achievement of design and/or renovation or construction milestones, timing of which is inherently uncertain. Initial application fees are recognized as revenues using the straight-line method over the initial term of the franchise agreement, which is generally 20 years. Of the $130 million of contracted revenue, we expect to recognize approximately 10% within the next 12 months, with the remainder to be recognized thereafter.
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
The following table summarizes the VIE's assets and liabilities, including the effect of foreign currency translation, recorded on our condensed consolidated balance sheets at September 30, 2025 and December 31, 2024. The assets may only be used to settle obligations of the consolidated VIE, if any. In addition, there is no recourse to us for the consolidated VIE's liabilities.

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$23	$2
Receivables	3	15
Total current assets	26	17
Operating lease right-of-use assets	1	1
Goodwill	177	147
Intangibles, net	570	515
Other assets	57	50
Total assets	$831	$730

Accounts payable	$1	$15
Accrued expenses and other current liabilities	4	1
Total current liabilities	5	16
Long-term operating lease liabilities	1	1
Other long-term liabilities	184	161
Total liabilities	$190	$178
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
UVC Transaction—During the nine months ended September 30, 2024, we completed a restructuring of the entity that owns the Unlimited Vacation Club paid membership program business and sold 80% of the entity to an unrelated third party for $80 million (the "UVC Transaction"). As a result of the transaction, we deconsolidated the entity as we no longer have a controlling financial interest, and we account for our remaining 20% ownership interest as an equity method investment in an unconsolidated hospitality venture. We received $41 million of proceeds, net of $39 million of cash disposed; recorded a $20 million equity method investment representing the fair value of our retained investment in the entity; and recorded $86 million of guarantee liabilities as described below. The transaction was accounted for as a business disposition and resulted in a $231 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income (loss) during the nine months ended September 30, 2024. We continue to manage the Unlimited Vacation Club business under a long-term management agreement and license and royalty agreement. The operating results of the Unlimited Vacation Club business prior to the UVC Transaction are reported within our distribution segment.
The fair value of our retained investment in the entity was determined using a Black-Scholes-Merton option-pricing model of our common shares in the entity. The valuation methodology included assumptions and judgments regarding volatility and discount rates, which are primarily Level Three assumptions.
In conjunction with the transaction, we agreed to guarantee up to $70 million of our hospitality venture partner's investment upon the occurrence of certain events, and we recorded a $25 million guarantee liability at fair value in other long-term liabilities on our condensed consolidated balance sheet. The fair value was estimated using the with and without method, which included projected cash flows based on contract terms. The valuation methodology included assumptions and judgments regarding discount rates and length of time, which are primarily Level Three assumptions.
Additionally, we agreed to indemnify the unconsolidated hospitality venture, the primary obligor to the foreign taxing authorities, for obligations the entity may incur as a result of uncertain tax positions. Following the transaction, we accounted for the indemnification as a guarantee. We derecognized the long-term income taxes payable related to the uncertain tax positions and recorded a $61 million guarantee liability at fair value in other long-term liabilities on our condensed consolidated balance sheet. The fair value of the indemnification was estimated using a probability-based weighting approach to determine the likelihood of payment of the tax liability, penalties, and interest related to the 2013 through 2018 tax years. The valuation methodology included assumptions and judgments regarding probability weighting, discount rates, and expected timing of cash flows, which are primarily Level Three assumptions. At September 30, 2025, the indemnification for open tax years had a maximum exposure of $75 million.

The entity that owns the Unlimited Vacation Club business is classified as a VIE in which we hold a variable interest but are not the primary beneficiary, and we account for our common ownership interest as an equity method investment. At September 30, 2025 and December 31, 2024, we had $75 million and $68 million, respectively, recorded in other long-term liabilities (see Note 11) on our condensed consolidated balance sheets related to our guaranteed obligations of this unconsolidated VIE. At September 30, 2025 and December 31, 2024, our maximum exposure to loss was $145 million and $142 million, respectively, which includes the maximum exposure under the guarantee and indemnification (see Note 13).
Equity Method Investments
Equity method investments were $188 million and $189 million at September 30, 2025 and December 31, 2024, respectively.
During the three and nine months ended September 30, 2025, we recognized $29 million and $36 million, respectively, of impairment charges, and during the three and nine months ended September 30, 2024, we recognized no amount and $10 million, respectively, of impairment charges in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss). The impairment charges were related to certain investments in unconsolidated hospitality ventures in which the estimated fair values were less than the carrying values, and the impairments were deemed other than temporary. We estimated the fair values of our investments, which are classified as Level Three in the hierarchy, using pending third-party offers or internally-developed cash flow models.
Juniper Hotels Limited—On February 28, 2024, Juniper Hotels Limited completed its initial public offering ("IPO") and issued 50,000,000 equity shares on the BSE Limited and National Stock Exchange of India Limited stock exchanges. Both prior and subsequent to the IPO, we hold 86,251,192 equity shares in the entity. At September 30, 2025, the aggregate value of our equity shares was $274 million based on the price per share of the principal market.
As a result of the IPO, our ownership interest in the unconsolidated hospitality venture was diluted from 50.0% to 38.8%. As we maintain the ability to significantly influence the operations of the entity, we recorded an increase to our equity method investment and recognized a $79 million non-cash pre-tax dilution gain in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss) during the nine months ended September 30, 2024.
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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value on our condensed consolidated balance sheets, were as follows:

	September 30, 2025	December 31, 2024
Loyalty program (Note 9)	$748	$642
Deferred compensation plans held in rabbi trusts (Note 9)	588	548
Captive insurance company (Note 9)	112	86
Total marketable securities held to fund operating programs	$1,448	$1,276
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents and short-term investments	(96)	(55)
Marketable securities held to fund operating programs included in other assets	$1,352	$1,221
At September 30, 2025 and December 31, 2024, marketable securities held to fund operating programs included:
•$565 million and $473 million, respectively, of available-for-sale ("AFS") debt securities with contractual maturity dates ranging from 2025 through 2069. The amortized cost of our AFS debt securities approximates fair value;

•$93 million and $25 million, respectively, of time deposits classified as held-to-maturity ("HTM") debt securities with contractual maturities on various dates through 2027. The amortized cost of our time deposits approximates fair value;
•$20 million and $17 million, respectively, of equity securities with a readily determinable fair value.
Net unrealized and realized gains (losses) from marketable securities held to fund operating programs recognized on our condensed consolidated financial statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unrealized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$20	$(5)	$36	$19
Revenues for reimbursed costs (2)	10	(3)	17	8
Other income (loss), net (Note 19)	2	6	7	7
Other comprehensive income (loss) (Note 14)	2	15	13	9

Realized gains, net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$2	$23	$5	$27
Revenues for reimbursed costs (2)	1	11	3	13
Other income (loss), net (Note 19)	1	—	1	—
(1) Unrealized and realized gains (losses) recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts are offset by amounts recognized in general and administrative expenses and owned and leased expenses with no impact on net income (loss).
(2) Unrealized and realized gains (losses) recognized in revenues for reimbursed costs related to marketable securities held to fund rabbi trusts are offset by amounts recognized in reimbursed costs with no impact on net income (loss).
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at cost or fair value, depending on the nature of the investment, on our condensed consolidated balance sheets, were as follows:

	September 30, 2025	December 31, 2024
Interest-bearing money market funds	$244	$600
Time deposits (1)	40	379
Ordinary shares in Playa Hotels (Note 9)	—	154
Total marketable securities held for investment purposes	$284	$1,133
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(281)	(975)
Marketable securities held for investment purposes included in other assets	$3	$158
(1) Time deposits have contractual maturities on various dates through 2027. The amortized cost of our time deposits approximates fair value.

During the nine months ended September 30, 2025, we acquired all of the issued and outstanding ordinary shares of Playa Hotels & Resorts N.V. ("Playa Hotels") (see Note 7). Prior to the acquisition, we held ordinary shares in Playa Hotels, which were accounted for as equity securities with a readily determinable fair value as we did not have the ability to significantly influence the operations of the entity. The following table summarizes net gains (losses) recognized in other income (loss), net on our condensed consolidated statements of income (loss) (see Note 19):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net gains (losses)	$—	$(8)	$10	$(11)
Less: net gains recognized on shares during the period	—	—	(10)	—
Unrealized gains (losses), net recognized on shares held at period end	$—	$(8)	$—	$(11)
Fair Value—We measure marketable securities at fair value on a recurring basis:

	September 30, 2025	Cash and cash equivalents	Short-term investments	Other assets
Level One—Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$308	$308	$—	$—
Mutual funds and exchange-traded funds	596	—	—	596
Common shares	12	—	—	12
Level Two—Significant Other Observable Inputs
Time deposits	133	17	20	96
U.S. government obligations	287	—	6	281
U.S. government agencies	31	—	—	31
Corporate debt securities	289	—	26	263
Mortgage-backed securities	36	—	—	36
Asset-backed securities	36	—	—	36
Municipal and provincial notes and bonds	4	—	—	4
Total	$1,732	$325	$52	$1,355

	December 31, 2024	Cash and cash equivalents	Short-term investments	Other assets
Level One—Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$638	$638	$—	$—
Mutual funds and exchange-traded funds	555	—	—	555
Ordinary and common shares	164	—	—	164
Level Two—Significant Other Observable Inputs
Time deposits	404	20	355	29
U.S. government obligations	307	—	5	302
U.S. government agencies	21	—	—	21
Corporate debt securities	249	—	12	237
Mortgage-backed securities	29	—	—	29
Asset-backed securities	38	—	—	38
Municipal and provincial notes and bonds	4	—	—	4
Total	$2,409	$658	$372	$1,379

During both the nine months ended September 30, 2025 and September 30, 2024, there were no transfers between levels of the fair value hierarchy. We do not have nonfinancial assets or nonfinancial liabilities required to be measured at fair value on a recurring basis.
Other Investments
HTM Debt Securities—We hold investments in third-party entities associated with certain of our hotels. The investments are recorded as HTM debt securities within other assets on our condensed consolidated balance sheets:

	September 30, 2025	December 31, 2024
HTM debt securities (1)	$315	$276
Less: allowance for credit losses	(9)	(9)
Total HTM debt securities, net of allowances	$306	$267

Gross HTM debt securities on nonaccrual status	$16	$—
(1) Includes a $194 million preferred equity investment, net of a $31 million and $35 million unamortized discount, at September 30, 2025 and December 31, 2024, respectively, in a third-party entity that owns a managed hotel. Accretion of the discount was recognized in interest income within other income (loss), net on our condensed consolidated statements of income (loss) (see Note 19) and was based on an imputed interest rate of approximately 8.9%.

The following table summarizes the activity in our HTM debt securities allowance for credit losses:

	2025	2024
Allowance at January 1	$9	$13
Provisions (reversals), net (1)	—	(2)
Write-offs	—	(2)
Allowance at June 30	$9	$9
Provisions (1)	—	—
Allowance at September 30	$9	$9

(1) Provisions for credit losses were partially or fully offset by interest income recognized in the same periods (see Note 19).
We estimated the fair value of these HTM debt securities to be approximately $305 million and $270 million at September 30, 2025 and December 31, 2024, respectively. Our preferred equity investments, which are redeemable on various dates through 2032, are classified as Level Three in the fair value hierarchy. The fair values were estimated using probability-based discounted future cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is the selection of appropriate discount rates and probability weighting. Fluctuations in these assumptions could result in different estimates of fair value. The remaining HTM debt security, which is redeemable in 2062, is classified as Level Two in the fair value hierarchy due to the use and weighting of multiple market inputs being considered in the final price of the security.
Convertible Debt Security—During the three months ended September 30, 2025, a $30 million convertible debt investment associated with one of our franchised properties was extinguished in conjunction with the recapitalization of the franchisee. The uncollectible investment, which was classified as AFS and recorded within other assets on our condensed consolidated balance sheets, was written off upon extinguishment. As part of the recapitalization, we maintained the long-term franchise agreement for the property.
During the three and nine months ended September 30, 2025, we recognized no amount and $30 million, respectively, of credit loss provisions in other income (loss), net on our condensed consolidated statements of income (loss) (see Note 19) related to this investment. Prior to the extinguishment, we remeasured the fair value of our investment on a recurring basis using a discounted future cash flow model. At December 31, 2024, we estimated the fair value of the investment, which was classified as Level Three in the fair value hierarchy, to be $42 million.

Net unrealized gains (losses) recognized on our condensed consolidated financial statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other comprehensive income (loss) (Note 14)	$—	$2	$(12)	$3
Equity Securities Without a Readily Determinable Fair Value—At September 30, 2025 and December 31, 2024, we held $11 million and $12 million, respectively, of investments in equity securities without a readily determinable fair value, which are recorded within other assets on our condensed consolidated balance sheets and represent investments in entities where we do not have the ability to significantly influence the operations of the entity.
5.    PROPERTY AND EQUIPMENT, NET
At September 30, 2025 and December 31, 2024, we had $1,726 million and $1,689 million, respectively, of net property and equipment recorded on our condensed consolidated balance sheets.
During the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024, we identified changes in circumstances that indicated that the carrying values of certain asset groups, inclusive of property and equipment and operating lease right-of-use ("ROU") assets, may not be recoverable. We assessed the recoverability of the net book values and determined that the carrying values of certain asset groups were not fully recoverable. We then estimated the fair values of these assets, which are classified as Level Three in the hierarchy, using pending third-party offers or internally-developed cash flow models, which incorporated cash flow assumptions based on current economic trends, historical experience, and future growth projections. We determined that the carrying values of certain asset groups were in excess of the fair values, and we allocated the impairment charges to the long-lived assets within the asset group. During the nine months ended September 30, 2025, we recognized $6 million and $2 million of impairment charges related to property and equipment and operating lease ROU assets, respectively. During the three and nine months ended September 30, 2024, we recognized $21 million and $5 million of impairment charges related to property and equipment and operating lease ROU assets, respectively. The impairment charges were recognized in asset impairments on our condensed consolidated statements of income (loss) within our owned and leased segment.
For additional information about acquisition and disposition activity impacting property and equipment, see Note 7.
6.    RECEIVABLES
Receivables
At September 30, 2025 and December 31, 2024, we had $930 million and $1,121 million, respectively, of net receivables recorded on our condensed consolidated balance sheets.
The following table summarizes the activity in our receivables allowance for credit losses:

	2025	2024
Allowance at January 1	$62	$50
Provisions (reversals), net	9	3
Write-offs	(3)	(4)
Allowance at June 30	$68	$49
Provisions (reversals), net	4	5
Write-offs	(1)	(1)
Allowance at September 30	$71	$53

Financing Receivables

	September 30, 2025	December 31, 2024
Secured financing to hotel owners	$162	$150
Unsecured financing to hotel owners and unconsolidated hospitality ventures (1)	344	295
Total financing receivables	$506	$445
Less: current portion of financing receivables included in receivables, net	(10)	(41)
Less: allowance for credit losses (2)	(37)	(36)
Total long-term financing receivables, net of allowances	$459	$368
(1) Includes a $38 million and $35 million loan, net of a $12 million and $15 million unamortized discount, at September 30, 2025 and December 31, 2024, respectively, related to seller financing issued in conjunction with the sale of an undeveloped land parcel (see Note 7). Accretion of the discount was recognized in interest income within other income (loss), net on our condensed consolidated statements of income (loss) (see Note 19) and was based on an imputed interest rate of approximately 9.5%.

(2) At both September 30, 2025 and December 31, 2024, there was no allowance for credit losses recorded for secured financing to hotel owners.
Allowance for Credit Losses—The following table summarizes the activity in our unsecured financing receivables allowance for credit losses:

	2025	2024
Allowance at January 1	$36	$42
Provisions (reversals), net	6	—
Foreign currency exchange, net	1	(1)
Write-offs	—	(3)
Allowance at June 30	$43	$38
Write-offs	(5)	—
Provisions (reversals), net	(1)	1
Allowance at September 30	$37	$39
Credit Monitoring—Our unsecured financing receivables were as follows:

	September 30, 2025
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$254	$(33)	$221	$21
Other financing arrangements	90	(4)	86	—
Total unsecured financing receivables	$344	$(37)	$307	$21

	December 31, 2024
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$259	$(33)	$226	$20
Other financing arrangements	36	(3)	33	—
Total unsecured financing receivables	$295	$(36)	$259	$20
Fair Value—We estimated the fair value of financing receivables to be approximately $502 million and $440 million at September 30, 2025 and December 31, 2024, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, were estimated using discounted future cash flow models. The principal inputs used are projected future cash flows and the discount rate, which is generally the effective interest rate of the loan.

7.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Playa Hotels—During the nine months ended September 30, 2025, we completed a tender offer process to purchase all of the issued and outstanding ordinary shares of Playa Hotels at a cash price of $13.50 per share (the "Offer Consideration" and such acquisition, the "Playa Hotels Acquisition"). Immediately prior to the acquisition date, we held 9.9% of Playa Hotels' outstanding shares (see Note 4). On June 11, 2025, the acquisition date, we paid cash of $1,497 million, obtained control over a majority of the outstanding shares, and repaid Playa Hotels' existing term loan for approximately $1,078 million, inclusive of $3 million of accrued interest (see Note 10). All remaining shares were acquired from June 12, 2025 to June 17, 2025. The impact of the noncontrolling interest during the intervening period was insignificant. On June 17, 2025, we completed the Playa Hotels Acquisition, which was financed through proceeds from debt (see Note 10). We accounted for the transaction as a business combination.
Upon acquisition, each unvested restricted share and restricted stock unit award held by non-executive directors of Playa Hotels and certain terminating employees (collectively, the "Terminating Employees") became fully vested and was automatically converted into the right to receive cash, equal to the Offer Consideration multiplied by the total number of unvested ordinary shares as of immediately prior to the closing of the Playa Hotels Acquisition. Vesting for awards eligible to vest based on performance goals was determined based on relevant provisions in underlying award agreements, with such vesting occurring either (i) as though the greater of target performance or actual performance had been achieved or (ii) as though target performance had been achieved, except that, all such awards granted during 2024 vested at the applicable maximum performance level. We paid $50 million to Terminating Employees and recorded a $3 million liability for amounts to be paid at a future date in accrued compensation and benefits on our condensed consolidated balance sheet. Of this amount, $25 million was attributable to pre-combination vesting and was therefore included in the purchase consideration. The remaining $28 million is attributable to post-combination vesting and was recognized in transaction and integration costs on our condensed consolidated statements of income (loss) during the nine months ended September 30, 2025.
Additionally, we assumed outstanding unvested restricted shares and restricted stock unit awards (the "Continuing Awards") that were previously granted to continuing employees under the Playa Hotels N.V. 2017 Omnibus Incentive Plan (the "Playa Hotels Plan") and converted each award into time-vested restricted stock units ("RSUs") (see Note 15). The fair value of these replacement awards, which was estimated based on the closing stock price of our Class A common stock on the acquisition date, was $17 million, of which $3 million was attributable to pre-combination vesting and was therefore included in the purchase consideration. The remaining $14 million was attributable to post-combination vesting and will be recognized as compensation expense on a straight-line basis over the requisite service period on our condensed consolidated statements of income (loss) (see Note 15).
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
(1) Includes $7 million paid to shareholders during the three months ended September 30, 2025.
(2) Represents the effective settlement of existing receivables and key money assets related to Playa Hotels, which was determined based on the respective carrying values at the acquisition date.

The acquisition primarily consisted of 15 all-inclusive resorts across Mexico, the Dominican Republic, and Jamaica. On June 29, 2025, we entered into a definitive agreement with an unrelated third party to sell the entirety of the owned real estate portfolio of Playa Hotels (the "Playa Hotels Portfolio") for $2,000 million, inclusive of a $200 million preferred equity investment in the third-party entity that will own the properties, and up to an additional $143 million of contingent consideration, if certain operating thresholds are met. Upon sale of the Playa Hotels Portfolio, we will enter into long-term management agreements with the prospective buyer for 13 of the 15 properties. One of the two properties that was not going to be sold subject to a long-term management agreement was sold to a separate unrelated third party during the three months ended September 30, 2025. As a result of the sale, the purchase price for the 14 remaining properties in the Playa Hotels Portfolio will be reduced dollar for dollar by the gross purchase price of the sale. As described below, at the Playa Hotels Acquisition date and September 30, 2025, the assets and liabilities associated with the Playa Hotels Portfolio were classified as held for sale on our condensed consolidated balance sheet.
Our condensed consolidated balance sheet at September 30, 2025 reflects preliminary estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. Assets and liabilities held for sale were recorded at their estimated fair values less costs to sell.
The fair value of the acquired property and equipment that was classified as held for sale was estimated using a market approach and market participant assumptions, which incorporated the following:
•The agreed-upon sales price of the Playa Hotels Portfolio, less amounts for committed capital expenditures to be incurred prior to the sale.
•The fair value of the preferred equity investment and contingent consideration, both of which were estimated using a Monte Carlo simulation to model the probability of possible outcomes. The valuation methodology included assumptions and judgments regarding discount rates, volatility, timing of expected cash flows, estimated probability of achieving the contractual objectives, and hotel operating results, which are primarily Level Three assumptions.
•The fair value of agreed-upon tax indemnifications, which were estimated using a probability-based weighting approach to determine the likelihood of payment of the potential tax liabilities. The valuation methodology included assumptions and judgments regarding probability weighting, outcomes of tax assessments, and expected timing of cash flows, which are primarily Level Three assumptions.
We recorded an assumed liability within accrued expenses and other current liabilities related to tax liabilities triggered by the acquisition. The liability was estimated using the cumulative-probability approach to determine the expected payment amount. The valuation methodology included assumptions and judgments regarding the cumulative probabilities, which are primarily Level Three assumptions.
The remaining assets and liabilities were recorded at their carrying values, which approximated their fair values. During the three months ended September 30, 2025, the fair values and classification of certain assets acquired and liabilities assumed were revised, which resulted in insignificant measurement period adjustments. We will continue to evaluate the underlying inputs and assumptions used in our valuation of assets acquired and liabilities assumed. Accordingly, these estimates, along with any related tax impacts, are subject to change during the measurement period, which is up to one year from the date of acquisition.

The following table summarizes the preliminary fair value of the identifiable net assets acquired at the acquisition date:

Purchase consideration	$1,533
Fair value of Hyatt's previously-held ordinary shares	164
Total to be allocated	$1,697

Cash and cash equivalents	$195
Receivables	7
Prepaids and other assets	3
Prepaid income taxes	1
Current assets held for sale	141
Property and equipment	6
Operating lease right-of-use assets	6
Goodwill (1)	963
Deferred tax assets	2
Other assets	1
Long-term assets held for sale	1,761
Total assets acquired	$3,086

Accounts payable	$34
Accrued expenses and other current liabilities	112
Accrued compensation and benefits	8
Current operating lease liabilities	1
Current liabilities held for sale	118
Debt	1,075
Long-term operating lease liabilities	5
Other long-term liabilities	1
Long-term liabilities held for sale	35
Total liabilities assumed	$1,389
Total net assets acquired attributable to Hyatt Hotels Corporation	$1,697
(1) The goodwill is attributable to securing the ability for us to manage certain properties in the Playa Hotels Portfolio over the long term as well as growth opportunities we expect to realize by introducing the properties to our all-inclusive platform offerings, including our distribution and destination management services and the Unlimited Vacation Club business that we manage. During the three months ended September 30, 2025, we completed the assignment of goodwill to our reporting units (see Note 8). The goodwill, of which $855 million was recorded on our management and franchising segment and $108 million was recorded on our distribution segment, is not tax deductible.

Following the acquisition date, the operating results of Playa Hotels were recognized in our condensed consolidated statements of income (loss) as follows:

	Three Months Ended September 30, 2025	Period from the Acquisition Date through September 30, 2025
Total revenues	$161	$208
Net income (loss) attributable to Hyatt Hotels Corporation (1)	11	(25)
(1) Includes $10 million and $55 million of non-recurring transaction costs that were incurred and recognized by Playa Hotels during the three months ended September 30, 2025 and the period from the acquisition date through September 30, 2025, respectively.

During the three and nine months ended September 30, 2025, we recognized $11 million and $90 million, respectively, of transaction costs, including the costs incurred and recognized by Playa Hotels described above, in transaction and integration costs on our condensed consolidated statements of income (loss). The costs primarily related to legal and financial advisory fees, severance payments to Terminating Employees, and payments made to settle unvested awards of Terminating Employees.
Unaudited Pro Forma Combined Financial Information
The following table presents the unaudited pro forma combined results of Hyatt and Playa Hotels as if the Playa Hotels Acquisition had occurred on January 1, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$1,786	$1,798	$5,727	$5,707
Net income (loss) attributable to Hyatt Hotels Corporation	(39)	449	57	1,281
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
•Incremental interest expense associated with the DDTL Facility, 2028 Notes, and 2032 Notes, each as defined in Note 10, that were used to finance the acquisition, repay certain indebtedness of Playa Hotels and its subsidiaries in connection with the acquisition, and pay related fees and expenses as well as the removal of Playa Hotels' historical interest expense;
•Recognition of stock-based compensation expense related to Assumed Awards, as defined in Note 15, issued to continuing employees;
•Recognition of $90 million of non-recurring transaction costs related to the acquisition as of the beginning of the earliest period presented;
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

We closed on the transaction on December 27, 2024, paid cash of €359 million (approximately $374 million), and accounted for the transaction as a business combination as we are the primary beneficiary of the VIE (see Note 4). Upon acquisition, we recorded a $58 million deferred consideration liability at fair value, of which $20 million was recorded in accrued expenses and other current liabilities and $38 million was recorded in other long-term liabilities on our condensed consolidated balance sheet. The fair value was estimated using a discounted future cash flow model and included assumptions and judgments regarding the discount rate, which is primarily a Level Three assumption. We also recorded a $33 million contingent consideration liability at fair value in other long-term liabilities on our condensed consolidated balance sheet. The fair value was estimated using a discounted future cash flow model and included assumptions and judgments regarding the discount rate, estimated probability of achieving the hotel development milestones, and expected amount and timing of payments, which are primarily Level Three assumptions. Total purchase consideration was determined as follows:

Cash paid, net of cash acquired	$372
Cash acquired	2
Fair value of deferred consideration	58
Fair value of contingent consideration	33
Total purchase consideration	$465
The acquisition included management and hotel services agreements for operating hotels and the Bahia Principe trade name and contemplated the future management of undeveloped Bahia Principe Hotels & Resorts-branded properties. In addition, the acquisition included expected synergies from the integration and future expansion of our destination management services and our management of and licensing of the Bahia Principe brand to the Unlimited Vacation Club business at Bahia Principe Hotels & Resorts-branded properties through separate contractual agreements. Following the acquisition date, fee revenues and operating expenses of Bahia Principe were recognized on our condensed consolidated statements of income (loss).
Our condensed consolidated balance sheets at both September 30, 2025 and December 31, 2024 reflect preliminary estimates of the fair value of the assets acquired, liabilities assumed, and the noncontrolling interest in the entity based on available information as of the acquisition date. The fair values of intangible assets acquired were estimated using either discounted future cash flow models or the relief from royalty method, both of which included revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three assumptions. The fair value of the noncontrolling interest related to the equity interests in the VIE held by our venture partner was estimated based on 50% of the enterprise value of the entity. The remaining assets and liabilities were recorded at their carrying values, which approximated their fair values.
During 2025, the fair values of certain assets acquired and liabilities assumed as well as the noncontrolling interest in the entity were revised. The measurement period adjustments primarily resulted from further evaluation of the contracts entered into upon acquisition and included the recognition of additional intangibles that were separately identifiable from goodwill as well as the related tax impacts that existed at the acquisition date. Measurement period adjustments recorded on our condensed consolidated balance sheet at September 30, 2025 included a $183 million increase in intangibles, net, a $47 million increase in other long-term liabilities, and a $5 million increase in the noncontrolling interest, all of which resulted in a corresponding $131 million decrease in goodwill. During the nine months ended September 30, 2025, we recognized insignificant amortization expense on our condensed consolidated statements of income (loss) that would have been recognized during the year ended December 31, 2024 if the measurement period adjustments would have been made as of the acquisition date.
We will finalize the fair values of the assets acquired and liabilities assumed in the fourth quarter of 2025. We will continue to evaluate the contracts acquired and the underlying inputs and assumptions used in our valuation of assets acquired, liabilities assumed, and the noncontrolling interest in the entity. Accordingly, these estimates, along with any related tax impacts, are subject to change during the measurement period, which is up to one year from the date of acquisition.

The following table summarizes the preliminary fair value of the acquired VIE (see Note 4) and other separately identifiable net assets acquired at the acquisition date:

Cash and cash equivalents	$2
Receivables (1)	15
Operating lease right-of-use assets	1
Goodwill (2)	205
Indefinite-lived intangibles (3)	84
Management and hotel services agreement intangibles (4)	616
Other assets (5)	50
Total assets acquired	$973

Accounts payable (1)	$15
Accrued expenses and other current liabilities	1
Long-term operating lease liabilities	1
Other long-term liabilities (6)	209
Total liabilities assumed	$226
Noncontrolling interest	$282
Total net assets acquired attributable to Hyatt Hotels Corporation	$465
(1) Relates to value added taxes. We recorded an offsetting payable as amounts to be received were due to a third party.
(2) The goodwill is attributable to the growth opportunities we expect to realize by expanding our all-inclusive resort offerings. During the three months ended September 30, 2025, we completed the assignment of goodwill to our reporting units (see Note 8). The goodwill, which is not tax deductible, was recorded on our management and franchising segment.
(3) Relates to the Bahia Principe brand name.
(4) Amortized over useful lives of approximately 25 to 31 years, with a weighted-average useful life of approximately 28 years.
(5) Represents an indemnification asset that we expect to collect under contractual agreements for pre-acquisition tax liabilities as discussed below (see Note 9).
(6) Includes $50 million of pre-acquisition tax liabilities, including interest, related to certain foreign filing positions (see Note 11), which are fully indemnified as described above.
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
We closed on the transaction on October 1, 2024 and paid $151 million of cash. Upon acquisition, we recorded a $108 million contingent consideration liability at fair value in other long-term liabilities on our condensed consolidated balance sheet. The fair value was estimated using a Monte Carlo simulation to model the likelihood of achieving the agreed-upon milestones based on available information as of the acquisition date. The valuation methodology included assumptions and judgments regarding the discount rate, estimated probability of achieving the milestones, and expected timing of payments, which are primarily Level Three assumptions. Total purchase consideration was determined as follows:

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
Our condensed consolidated balance sheet at December 31, 2024 reflected estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired were estimated using either discounted future cash flow models or the relief from royalty method, both of which included revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three assumptions. The fair values of performance guarantee liabilities assumed were estimated using Monte Carlo simulations to model the probability of possible outcomes (see Note 13). The valuation methodology included assumptions and judgments regarding discount rates, volatility, and hotel operating results, which are primarily Level Three assumptions. The remaining assets and liabilities were recorded at their carrying values, which approximated their fair values.
We finalized the fair values of the assets acquired and liabilities assumed in the third quarter of 2025. Measurement period adjustments recorded on our condensed consolidated balance sheet at September 30, 2025 included a $41 million decrease in intangibles, net, a $2 million increase in long-term contract liabilities, and a $1 million decrease in other long-term liabilities, all of which resulted in a corresponding $42 million increase in goodwill. The measurement period adjustments primarily resulted from the refinement of certain assumptions, including contract terms, renewal periods, and useful lives, which affected the underlying cash flows in the valuation, and were based on facts and circumstances that existed at the acquisition date. During the nine months ended September 30, 2025, we recognized insignificant income on our condensed consolidated statements of income (loss) that would have been recognized during both the six months ended June 30, 2025 and the year ended December 31, 2024 if the measurement period adjustments would have been made as of the acquisition date.
The following table summarizes the fair value of the identifiable net assets acquired at the acquisition date:

Cash and cash equivalents	$3
Receivables	4
Operating lease right-of-use assets	6
Goodwill (1)	128
Indefinite-lived intangibles (2)	88
Management and franchise agreement intangibles (3)	51
Total assets acquired	$280

Accounts payable	$1
Accrued expenses and other current liabilities	1
Accrued compensation and benefits	3
Current operating lease liabilities	1
Long-term contract liabilities	2
Long-term operating lease liabilities	5
Other long-term liabilities	8
Total liabilities assumed	$21
Total net assets acquired attributable to Hyatt Hotels Corporation	$259
(1) The goodwill, which is primarily tax deductible and was recorded on our management and franchising segment, is attributable to the growth opportunities we expect to realize by enhancing our lifestyle portfolio and offering immersive brand experiences.
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
Dispositions
Property in Playa del Carmen, Mexico—During the three months ended September 30, 2025, we sold one of the properties in the Playa Hotels Portfolio to an unrelated third party for $22 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.

Hyatt Regency Orlando—During the three months ended September 30, 2024, we sold Hyatt Regency Orlando and an adjacent undeveloped land parcel to an unrelated third party. We received $723 million of cash consideration, net of cash disposed, closing costs, and proration adjustments, and accounted for the transaction as an asset disposition.
In conjunction with the sale, we received a $265 million preferred equity investment in the parent of the third-party entity that owns the property. Upon sale, we estimated the fair value of our preferred equity investment, which is redeemable at our option on various dates starting in 2030, to be approximately $188 million and recorded a HTM debt security within other assets on our condensed consolidated balance sheet (see Note 4). The fair value was estimated using a probability-based discounted future cash flow model and included assumptions and judgments regarding the probability weighting, discount rates, and expected timing of payments, which are primarily Level Three assumptions.
Additionally, we provided $50 million of seller financing with an initial maturity date of five years for the adjacent undeveloped land parcel. Upon sale, we estimated the fair value of the seller financing to be approximately $34 million and recorded an unsecured financing receivable on our condensed consolidated balance sheet (see Note 6). The fair value was estimated using a discounted future cash flow model and included assumptions and judgments regarding the discount rate and expected timing of payments, which are primarily Level Three assumptions.
Upon sale, we entered into a long-term management agreement for the property and a development agreement for the adjacent undeveloped land parcel. The sale resulted in a $514 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the three months ended September 30, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
During the nine months ended September 30, 2025, we paid $9 million to the buyer for proration adjustments. The liability was recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet at December 31, 2024.
Park Hyatt Zurich—During the nine months ended September 30, 2024, we sold Park Hyatt Zurich to an unrelated third party and accounted for the transaction as an asset disposition. We received proceeds of CHF 220 million (approximately $244 million), net of closing costs and proration adjustments, and issued a CHF 41 million (approximately $45 million) secured financing receivable with an initial maturity date of five years (see Note 6). Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $257 million pre-tax gain, including the reclassification of $6 million of currency translation gains from accumulated other comprehensive loss (see Note 14), which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income (loss) during the nine months ended September 30, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Hyatt Regency San Antonio Riverwalk—During the nine months ended September 30, 2024, we sold Hyatt Regency San Antonio Riverwalk to an unrelated third party for $226 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $100 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income (loss) during the nine months ended September 30, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Hyatt Regency Green Bay—During the nine months ended September 30, 2024, we sold Hyatt Regency Green Bay to an unrelated third party for $3 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term franchise agreement for the property. The sale resulted in a $4 million pre-tax loss, which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income (loss) during the nine months ended September 30, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.

Hyatt Regency Aruba Resort Spa and Casino—During the nine months ended September 30, 2024, we sold the shares of the entities that own Hyatt Regency Aruba Resort Spa and Casino to an unrelated third party and accounted for the transaction as an asset disposition. We received $173 million of proceeds, net of cash disposed, closing costs, and proration adjustments, and issued a $41 million unsecured financing receivable with an initial maturity date of five years (see Note 6). Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $172 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income (loss) during the nine months ended September 30, 2024. In connection with the disposition, we recognized a $15 million goodwill impairment charge in asset impairments on our condensed consolidated statements of income (loss) during the nine months ended September 30, 2024. The assets disposed represented the entirety of the reporting unit and therefore, no business operations remained to support the related goodwill, which was therefore impaired. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Held for Sale
Playa Hotels Portfolio—During the nine months ended September 30, 2025, we entered into a definitive agreement to sell the Playa Hotels Portfolio to an unrelated third party as discussed above. We expect to close on the planned disposition of the 14 remaining properties in the Playa Hotels Portfolio by the end of 2025, subject to regulatory approval in Mexico and other customary closing conditions.
The following table summarizes assets and liabilities held for sale within our owned and leased segment on our condensed consolidated balance sheet at September 30, 2025:

Cash and cash equivalents	$50
Receivables, net	44
Inventories	17
Prepaids and other assets	21
Prepaid income taxes	6
Current assets held for sale	138
Property and equipment	1,783
Other assets	3
Long-term assets held for sale	1,786
Total assets held for sale	$1,924

Current maturities of long-term debt (1)	$1
Accounts payable	15
Accrued expenses and other current liabilities	12
Current contract liabilities	56
Accrued compensation and benefits	18
Current liabilities held for sale	102
Long-term debt (1)	18
Other long-term liabilities	16
Long-term liabilities held for sale	34
Total liabilities held for sale	$136
(1) Relates to finance lease obligations.

8.    GOODWILL AND INTANGIBLES, NET
Goodwill
During the three months ended September 30, 2025, we implemented organizational changes, and as a result, we reassessed our reporting units and performed interim impairment analyses. We did not recognize any goodwill impairment charges as a result of the analyses. The following table presents the carrying value of goodwill:

	Management and franchising	Owned and leased	Distribution	Overhead	Unallocated (1)	Total
Goodwill at January 1, 2025	$1,495	$34	$675	$2	$335	$2,541
Additions (Note 7)	—	—	—	—	964	964
Measurement period adjustments (Note 7)	42	—	—	—	(132)	(90)
Allocations and other adjustments (1)	1,078	—	108	(2)	(1,184)	—
Foreign currency translation adjustments	16	—	—	—	17	33
Goodwill at September 30, 2025	$2,631	$34	$783	$—	$—	$3,448
(1) During the three months ended September 30, 2025, we completed the allocations of the preliminary goodwill balances attributed to the Playa Hotels Acquisition and Bahia Principe Transaction to our reporting units (see Note 7).

Intangibles

		September 30, 2025
	Weighted- average useful lives in years	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	20	$1,564	$(356)	$1,208
Brand and other indefinite-lived intangibles	—	814	—	814
Customer relationships intangibles	10	411	(189)	222
Other intangibles	10	36	(15)	21
Total		$2,825	$(560)	$2,265

	December 31, 2024
	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	$1,368	$(290)	$1,078
Brand and other indefinite-lived intangibles	806	—	806
Customer relationships intangibles	410	(153)	257
Other intangibles	35	(9)	26
Total	$2,619	$(452)	$2,167

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense	$38	$31	$111	$98
During the three and nine months ended September 30, 2025, we recognized $9 million and $15 million, respectively, of impairment charges, and during the three and nine months ended September 30, 2024, we recognized $9 million and $11 million, respectively, of impairment charges in asset impairments on our condensed consolidated statements of income (loss). The impairment charges were related to management agreement intangibles and were a result of contract terminations within our management and franchising segment.
For additional information about acquisition and disposition activity impacting goodwill and intangibles, see Note 7.

9.    OTHER ASSETS

	September 30, 2025	December 31, 2024
Key money assets	$1,063	$994
Marketable securities held to fund the loyalty program (Note 4)	698	608
Marketable securities held to fund rabbi trusts (Note 4)	588	548
Long-term investments (Note 4)	320	325
Marketable securities held for captive insurance company (Note 4)	66	65
Indemnification asset (Note 7)	57	50
Ordinary shares in Playa Hotels (Note 4)	—	154
Other	91	99
Total other assets	$2,883	$2,843
10.    DEBT
At September 30, 2025 and December 31, 2024, we had $6,014 million and $3,782 million, respectively, of total debt, which included $407 million and $456 million, respectively, recorded in current maturities of long-term debt on our condensed consolidated balance sheets.
Delayed Draw Term Loan Facility—During the nine months ended September 30, 2025, we entered into a credit agreement with a syndicate of lenders for a $1,700 million delayed draw term loan facility (the "DDTL Facility") and borrowed $1,700 million (the "DDTL Loans"). We received approximately $1,694 million of proceeds, net of $6 million of issuance costs, which we used to finance the Playa Hotels Acquisition (see Note 7), repay certain indebtedness of Playa Hotels and its subsidiaries as described below, and pay related fees and expenses. The DDTL Loans mature in 2028 and bear interest, at our option, at a base rate plus a range of 0.000% to 0.425% per annum, depending on our debt ratings, or Term Secured Overnight Financing Rate ("SOFR") plus a range of 0.815% to 1.425% per annum, depending on our debt ratings. Pursuant to the terms of the credit agreement, the occurrence of certain events triggers mandatory prepayment of the DDTL Loans. We will use the proceeds from our planned disposition of the Playa Hotels Portfolio to repay the DDTL Loans upon sale (see Note 7). During the three months ended September 30, 2025, we repaid $22 million of the DDTL Loans using proceeds from the sale of one of the properties in the Playa Hotels Portfolio (see Note 7). At September 30, 2025, we had $1,678 million outstanding under the DDTL Facility.
Senior Notes Issuances—During the nine months ended September 30, 2025, we issued $500 million of 5.050% senior notes due 2028 at an issue price of 99.905% (the "2028 Notes") and $500 million of 5.750% senior notes due 2032 at an issue price of 99.936% (the "2032 Notes"). We received approximately $990 million of net proceeds from the sale, after deducting $10 million of underwriting discounts and other offering expenses. We used the net proceeds from the issuance to fund a portion of the purchase consideration for the Playa Hotels Acquisition (see Note 7). Interest is payable semi-annually on March 30 and September 30 of each year, beginning on September 30, 2025.
During the nine months ended September 30, 2024, we issued $450 million of 5.250% senior notes due 2029 at an issue price of 99.496% and $350 million of 5.500% senior notes due 2034 at an issue price of 98.860%. We received approximately $786 million of net proceeds from the sale, after deducting $14 million of underwriting discounts and other offering expenses. We used the net proceeds from the issuance to repay the outstanding balance on the $750 million of 1.800% senior notes due 2024 (the "2024 Notes"), as described below. Interest is payable semi-annually on June 30 and December 30 of each year.
Senior Notes Repayment—During the nine months ended September 30, 2025, we repaid the outstanding $450 million of 5.375% senior notes due 2025 (the "2025 Notes") at maturity for approximately $460 million, inclusive of $10 million of accrued interest. During the three months ended September 30, 2024, we repaid the 2024 Notes, of which there was $746 million outstanding, at maturity for approximately $753 million, inclusive of $7 million of accrued interest.
Playa Hotels Term Loan Repayment—During the nine months ended September 30, 2025, in conjunction with the Playa Hotels Acquisition, we repaid the outstanding balance of an assumed term loan for approximately $1,078 million, inclusive of $3 million of accrued interest, on the acquisition date (see Note 7).

Variable Rate Mortgage Loan—During the year ended December 31, 2024, we assumed a €50 million secured mortgage loan through a facility agreement with Banco Bilbao Vizcaya Argentaria, S.A. ("BBVA") in conjunction with the acquisition of three Alua hotels. The variable rate loan, which had approximately $59 million and $52 million outstanding at September 30, 2025 and December 31, 2024, respectively, matures in 2031. Additionally, we assumed €38 million of interest rate swaps with BBVA that expire in 2029 and reduce our exposure to fluctuations in the Euro Interbank Offered Rate. The interest rate swaps are remeasured at fair value on a recurring basis and are classified as Level Two in the fair value hierarchy. The fair values of the interest rate swaps were estimated using an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rates and yield curves. At both September 30, 2025 and December 31, 2024, the fair values of the interest rate swaps were insignificant.
Variable Rate Term Loan—During the nine months ended September 30, 2024, we entered into a credit agreement with Bank of America to correspond with the total amount of the secured financing receivable we issued to the buyer in conjunction with the sale of Park Hyatt Zurich (see Note 7) for a CHF 41 million variable rate term loan, which matures in 2029. At September 30, 2025 and December 31, 2024, we had approximately $51 million and $45 million, respectively, outstanding.
Revolving Credit Facility—During both the nine months ended September 30, 2025 and September 30, 2024, we had no borrowings or repayments on our revolving credit facility. At both September 30, 2025 and December 31, 2024, we had no balance outstanding. At September 30, 2025, we had $1,497 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding.
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

	September 30, 2025
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$6,047	$6,178	$—	$4,335	$1,843
(1) Excludes $22 million of finance lease obligations, of which $1 million and $18 million were assumed as part of the Playa Hotels Acquisition and classified as current liabilities held for sale and long-term liabilities held for sale, respectively (see Note 7), and $36 million of unamortized discounts and deferred financing fees.

	December 31, 2024
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$3,805	$3,813	$—	$3,695	$118
(2) Includes the 2025 Notes and excludes $4 million of finance lease obligations and $27 million of unamortized discounts and deferred financing fees.
11.    OTHER LONG-TERM LIABILITIES

	September 30, 2025	December 31, 2024
Deferred compensation plans funded by rabbi trusts (Note 4 and Note 9)	$588	$548
Income taxes payable	540	464
Deferred income taxes (Note 12)	238	171
Contingent consideration liabilities (Note 13)	202	214
Guarantee liabilities (Note 13)	184	229
Self-insurance liabilities (Note 13)	86	83
Deferred consideration liability (Note 7) (1)	44	38
Other	81	63
Total other long-term liabilities	$1,963	$1,810
(1) Relates to the Bahia Principe Transaction. The remaining balance of the deferred consideration liability was recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. The total deferred consideration liability was net of a $3 million and $4 million unamortized discount at September 30, 2025 and December 31, 2024, respectively. Accretion of the discount was recognized in interest expense on our condensed consolidated statements of income (loss) and was based on an imputed interest rate of approximately 4.8%.

12.    TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Provision for income taxes	$33	$137	$103	$259
Provision for income taxes decreased during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily driven by the sale of Hyatt Regency Orlando and an adjacent undeveloped land parcel in 2024. Provision for income taxes decreased during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by the aforementioned gain on sale and the earnings impact from the sales of Hyatt Regency Aruba Resort Spa and Casino, Park Hyatt Zurich, and Hyatt Regency San Antonio Riverwalk as well as the UVC Transaction in 2024.
On July 4, 2025, U.S. legislation was enacted that modifies key business tax provisions beginning as early as tax years ending after December 31, 2024, with certain provisions effective for tax years ending after December 31, 2025. We do not expect the legislation to have a material impact on our consolidated financial statements for the year ending December 31, 2025. We are continuing to assess the impact of the legislation on future periods.
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
The Tax Court issued an opinion on October 2, 2023 related to the aforementioned case and determined that the Company must recognize approximately $12 million in net taxable income for the tax years 2009 through 2011, but that the Company need not recognize approximately $228 million in net taxable income related to tax years that preceded 2009. The Tax Court entered its decision on September 13, 2024. The Company filed a Notice of Appeal to the U.S. Court of Appeals on December 9, 2024. The Company presented oral arguments before the Seventh Circuit Court of Appeals on September 16, 2025 challenging the rulings in the Tax Court's decision that were not held in the Company's favor. The timing of the appellate court's decision remains uncertain. If the Tax Court's opinion is upheld on appeal, the estimated income tax payment due for the subsequent years 2012 through 2025 would be $329 million, including $57 million of estimated interest, net of federal benefit. We believe we have an adequate uncertain tax liability recorded for this matter and believe that the ultimate outcome of this matter will not have a material effect on our consolidated financial position, results of operations, or liquidity.
At September 30, 2025 and December 31, 2024, total unrecognized tax benefits recorded on our condensed consolidated balance sheets were $499 million and $366 million, respectively, of which $240 million and $137 million, respectively, would impact the effective tax rate, if recognized. The increase is primarily driven by the Playa Hotels Acquisition. While it is reasonably possible that the amount of uncertain tax benefits associated with the U.S. treatment of the loyalty program could significantly change within the next 12 months, at this time, we are not able to estimate the range by which the reasonably possible outcomes of the pending litigation could impact our uncertain benefits within the next 12 months.
Through a prior acquisition, we assumed an assessment of additional corporate income tax from the Mexican tax authorities, which was in the process of being appealed, primarily related to disallowed deductions taken on historical tax returns. Our request for appeal to a higher court for one of the tax years was denied on May 15, 2024, and the assessment was finalized. At September 30, 2025 and December 31, 2024, we had $20 million and $18 million, respectively, of tax liabilities recorded in other long-term liabilities on our condensed consolidated balance sheets in connection with this matter. Our filing position for the additional tax years and matters assessed is more likely than not to be sustained. As the tax benefit more likely than not to be realized upon settlement is zero, we had $15 million and $13 million of uncertain tax liabilities recorded at September 30, 2025 and December 31, 2024, respectively, in other long-term liabilities on our condensed consolidated balance sheets.
Further, the Mexican tax authorities disallowed credits taken on historical tax returns and applied value added taxes to certain transactions. We have not recorded a liability associated with the additional value added tax as we do not believe a loss is probable. At September 30, 2025, our maximum exposure is not expected to exceed $14 million.
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recorded a liability in connection with this matter. At September 30, 2025, our maximum exposure is not expected to exceed $21 million, including $15 million of estimated penalties and interest.
13.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety and other bonds, and letter of credit agreements.
Commitments—At September 30, 2025, we are committed, under certain conditions, to lend, provide certain consideration to, or invest in various business ventures up to $666 million, net of any related letters of credit.
Performance Guarantees and Performance Cure Payments—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. Except as described below, at September 30, 2025, our performance guarantees had $148 million of remaining maximum exposure and expire between 2025 and 2042.
Through acquisitions, we acquired certain management and hotel services agreements with performance guarantees based on annual performance levels and with expiration dates between 2027 and 2045. Contract terms within certain of these management and hotel services agreements limit our exposure, and therefore, we are unable to reasonably estimate our maximum potential future payments.
At September 30, 2025 and December 31, 2024, we had $115 million and $113 million, respectively, of total performance guarantee liabilities, which included $101 million and $104 million, respectively, recorded in other long-term liabilities and $14 million and $9 million, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
Additionally, we enter into certain management and hotel services agreements where we have the right, but not an obligation, to make payments to certain third-party owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the contract. At September 30, 2025 and December 31, 2024, we had $3 million and no amount, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to these performance cure payments.

Debt Repayment Guarantees—We enter into various debt repayment guarantees, as summarized below, in order to assist third-party owners, franchisees, and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Geographical region	Maximum potential future payments (1)	Maximum exposure net of recoverability from third parties (1), (2)	Other long-term liabilities recorded at September 30, 2025	Other long-term liabilities recorded at December 31, 2024	Year of guarantee expiration (3)
United States (4)	$77	$21	$23	$51	various, through 2030
All foreign	33	20	8	7	various, through 2028
Total	$110	$41	$31	$58
(1) Our maximum exposure is generally based on a specified percentage of the total principal due upon borrower default.
(2) We have agreements with our unconsolidated hospitality venture partners or the respective third-party owners or franchisees to recover certain amounts funded under the debt repayment guarantee; the recoverability mechanism may be in the form of cash or HTM debt security.
(3) Certain underlying debt agreements have extension periods which are not reflected in the year of guarantee expiration.
(4) Certain agreements give us the ability to assume control of the property if defined funding thresholds are met or if certain events occur.
At September 30, 2025, we are not aware, nor have we received any notification, that our third-party owners, franchisees, or unconsolidated hospitality ventures are not current on their debt service obligations where we have provided a debt repayment guarantee.
Other Guarantees—We may be obligated to fund up to $145 million related to certain guarantees as a result of the UVC Transaction (see Note 4). At September 30, 2025 and December 31, 2024, we had $52 million and $67 million, respectively, of guarantee liabilities recorded in other long-term liabilities on our condensed consolidated balance sheets associated with these guarantees.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be approximately $175 million and $213 million at September 30, 2025 and December 31, 2024, respectively. Based on the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Contingent Consideration Fair Value—As part of acquisitions, we have entered into various contingent consideration arrangements. At September 30, 2025, we had $355 million of potential future consideration remaining under these arrangements. However, we are unable to reasonably estimate our maximum potential future consideration remaining related to the Bahia Principe Transaction (see Note 7).
At September 30, 2025 and December 31, 2024, we had $202 million and $214 million, respectively, recorded in other long-term liabilities, and no amount and $3 million, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to contingent consideration. Our contingent consideration liabilities are remeasured at fair value on a recurring basis and are classified as Level Three in the fair value hierarchy. Changes in fair value were recognized in other income (loss), net on our condensed consolidated statements of income (loss).
The following table summarizes the activity in our contingent consideration liabilities:

	2025	2024
Fair value at January 1	$217	$115
Change in fair value (Note 19)	(8)	(11)
Payments	(3)	—
Foreign currency exchange, net (Note 19)	3	—
Fair value at June 30	$209	$104
Change in fair value (Note 19)	(6)	(9)
Payments	(1)	—
Fair value at September 30	$202	$95
Insurance—We obtain insurance for potential losses from general liability, property, automobile, aviation, environmental, workers' compensation, employment practices, crime, cyber, and other miscellaneous risks. A portion of these risks is retained through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance company to be paid within 12 months were $50 million and $46 million at September 30, 2025 and December 31, 2024, respectively, and were recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Reserves for losses in our captive insurance company to be paid in future periods were $86 million and $83 million at September 30, 2025 and December 31, 2024, respectively, and were recorded in other long-term liabilities on our condensed consolidated balance sheets (see Note 11).
Collective Bargaining Agreements—At September 30, 2025, approximately 22% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between various unions and us. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety and Other Bonds—Surety and other bonds issued on our behalf were $117 million at September 30, 2025 and primarily relate to our insurance programs, customer deposits associated with ALG Vacations, taxes, licenses, liens, and utilities for our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at September 30, 2025 were $109 million, which primarily relate to our ongoing operations, collateral for customer deposits associated with ALG Vacations, collateral for estimated insurance claims, and securitization of our performance under a certain debt repayment guarantee, which is only called on if the borrower defaults on its obligations. Of the letters of credit outstanding, $3 million reduces the available capacity under our revolving credit facility (see Note 10).
Capital Expenditures—As part of our ongoing business operations, expenditures are required to complete renovation projects that have been approved. As part of the planned disposition of the Playa Hotels Portfolio, we are committed to invest in certain renovation projects. At September 30, 2025, our estimated remaining expenditures under this commitment are $32 million through 2025.
Unconditional Purchase Obligation—As part of the Playa Hotels Acquisition, we assumed an arrangement for the future minimum purchase of liquified natural gas to fuel certain equipment at an owned property. Future payments under this noncancellable unconditional purchase will be made through the second quarter of 2036. At September 30, 2025, our estimated remaining obligation was $7 million.
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
During the year ended December 31, 2024, the Missouri Court of Appeals issued an opinion affirming a previous verdict awarding damages to a guest at one of our managed hotels, and on May 8, 2025, we reached a settlement with the plaintiff. At December 31, 2024, we recorded an estimated liability in accrued expenses and other current liabilities with an offsetting receivable from insurance recorded in receivables, net on our condensed consolidated balance sheet. At September 30, 2025, we have no remaining amounts recorded on our condensed consolidated balance sheet and no remaining exposure related to this matter.
14.    EQUITY
Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss, net of tax impacts, were as follows:

	Balance at July 1, 2025	Other comprehensive income (loss) before reclassification	Amounts reclassified from accumulated other comprehensive loss	Balance at September 30, 2025
Foreign currency translation adjustments	$(118)	$(4)	$—	$(122)
AFS debt securities unrealized fair value adjustments (1)	1	3	(1)	3
Pension liabilities adjustments	—	(1)	—	(1)
Derivative instrument adjustments (2)	(17)	—	2	(15)
Accumulated other comprehensive loss	$(134)	$(2)	$1	$(135)

(1) Amounts reclassified from accumulated other comprehensive loss included realized gains recognized in other income (loss), net on our condensed consolidated statements of income (loss) related to marketable securities held for our captive insurance company and loyalty program (see Note 19).

(2) Amounts reclassified from accumulated other comprehensive loss included realized losses recognized in owned and leased expenses on our condensed consolidated statements of income (loss) related to foreign currency forward contracts and realized losses recognized in interest expense on our condensed consolidated statements of income (loss) related to the settlement of interest rate locks.
	Balance at January 1, 2025	Other comprehensive income (loss) before reclassification	Amounts reclassified from accumulated other comprehensive loss	Balance at September 30, 2025
Foreign currency translation adjustments	$(251)	$129	$—	$(122)
AFS debt securities unrealized fair value adjustments (3)	2	2	(1)	3
Pension liabilities adjustments	—	(1)	—	(1)
Derivative instrument adjustments (4)	(20)	1	4	(15)
Accumulated other comprehensive loss	$(269)	$131	$3	$(135)

(3) Amounts reclassified from accumulated other comprehensive loss included realized gains recognized in other income (loss), net on our condensed consolidated statements of income (loss) related to marketable securities held for our captive insurance company and loyalty program (see Note 19).

(4) Amounts reclassified from accumulated other comprehensive loss included realized losses recognized in owned and leased expenses on our condensed consolidated statements of income (loss) related to foreign currency forward contracts and realized losses recognized in interest expense on our condensed consolidated statements of income (loss) related to the settlement of interest rate locks. We expect to reclassify $5 million of losses, net of insignificant tax impacts, related to these interest rate locks over the next 12 months.

	Balance at July 1, 2024	Other comprehensive income (loss) before reclassification	Amounts reclassified from accumulated other comprehensive loss	Balance at September 30, 2024
Foreign currency translation adjustments	$(209)	$29	$—	$(180)
AFS debt securities unrealized fair value adjustments	—	13	—	13
Pension liabilities adjustments	(2)	—	—	(2)
Derivative instrument adjustments (5)	(22)	—	1	(21)
Accumulated other comprehensive loss	$(233)	$42	$1	$(190)

(5) Amounts reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense on our condensed consolidated statements of income (loss) related to the settlement of interest rate locks.

	Balance at January 1, 2024	Other comprehensive income (loss) before reclassification	Amounts reclassified from accumulated other comprehensive loss	Balance at September 30, 2024
Foreign currency translation adjustments (6)	$(156)	$(21)	$(3)	$(180)
AFS debt securities unrealized fair value adjustments	4	9	—	13
Pension liabilities adjustments (7)	—	—	(2)	(2)
Derivative instrument adjustments (8)	(23)	(1)	3	(21)
Accumulated other comprehensive loss	$(175)	$(13)	$(2)	$(190)

(6) Amounts reclassified from accumulated other comprehensive loss included realized losses recognized in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss) related to the dilution of our ownership interest in an unconsolidated hospitality venture (see Note 4) and realized gains recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income (loss) related to the sale of Park Hyatt Zurich (see Note 7).

(7) Amounts reclassified from accumulated other comprehensive loss primarily included realized gains recognized in gains (losses) on sales of real estate and other on our condensed consolidated statements of income (loss) related to the UVC Transaction (see Note 4) and the sale of Park Hyatt Zurich (see Note 7).

(8) Amounts reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense on our condensed consolidated statements of income (loss) related to the settlement of interest rate locks.
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

	Nine Months Ended September 30,
	2025	2024
Total number of shares repurchased	1,290,310	7,923,062
Weighted-average price per share	$139.02	$148.81
Aggregate purchase price (1)	$179	$1,179
(1) Excludes related insignificant expenses.
The shares of Class A common stock repurchased in the open market were retired and returned to the status of authorized and unissued shares, while the shares of Class B common stock repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares returned (see Note 16). At September 30, 2025, we had $792 million remaining under the total share repurchase authorization.
Dividends—The following tables summarize dividends declared to Class A and Class B stockholders of record:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Class A common stock	$7	$6	$19	$20
Class B common stock	8	9	24	26
Total cash dividends declared	$15	$15	$43	$46

Date declared	Dividend per share amount for Class A and Class B	Date of record	Date paid
August 7, 2025	$0.15	August 27, 2025	September 10, 2025
May 1, 2025	$0.15	May 29, 2025	June 11, 2025
February 13, 2025	$0.15	February 28, 2025	March 12, 2025
August 6, 2024	$0.15	August 27, 2024	September 10, 2024
May 9, 2024	$0.15	May 29, 2024	June 11, 2024
February 14, 2024	$0.15	February 28, 2024	March 12, 2024
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
SARs	$1	$1	$14	$14
RSUs	8	6	34	28
PSUs	6	2	13	13
Total	$15	$9	$61	$55
SARs—During the nine months ended September 30, 2025, we granted 311,519 SARs to employees with a weighted-average grant date fair value of $53.17. During the nine months ended September 30, 2024, we granted 223,410 SARs to employees with a weighted-average grant date fair value of $68.77.
RSUs—During the nine months ended September 30, 2025, we granted 568,659 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $125.64. During the nine months ended September 30, 2024, we granted 301,104 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $156.34.
PSUs—During the nine months ended September 30, 2025, we granted 267,389 PSUs to employees with a weighted-average grant date fair value of $144.84. During the nine months ended September 30, 2024, we granted 64,776 PSUs to employees with a weighted-average grant date fair value of $164.99.
Our total unearned compensation for our stock-based compensation programs at September 30, 2025 was $3 million for SARs, $49 million for RSUs, and $23 million for PSUs, which will be recognized in general and administrative expenses, owned and leased expenses, distribution expenses, and transaction and integration costs on our condensed consolidated statements of income (loss) over a weighted-average period of three years with respect to SARs, two years with respect to RSUs, and one year with respect to PSUs.
Playa Hotels Acquisition Continuing Awards—During the nine months ended September 30, 2025, in conjunction with the Playa Hotels Acquisition (see Note 7), we assumed the Continuing Awards that were previously granted to continuing employees under the Playa Hotels Plan and converted each award into RSUs (the "Assumed Awards"). The number of shares issued for the Assumed Awards was based on the number of ordinary shares subject to such Continuing Award immediately prior to the closing of the Playa Hotels Acquisition multiplied by the applicable exchange ratio. Vesting for awards eligible to vest based on performance goals was determined based on relevant provisions in underlying award agreements, with such vesting occurring either (i) as though the greater of target performance or actual performance had been achieved or (ii) as though target performance had been achieved, except that, all such awards granted during 2024 vested at the applicable maximum performance level. The Assumed Awards continue to be governed by the terms of the Playa Hotels Plan and are subject to the same vesting and other terms and conditions as were applicable to the corresponding Continuing Awards, except that if the holder of an Assumed Award is terminated without "cause" or terminates employment for "good reason" within 12 to 24 months, as applicable for specified holders, following the closing of the Playa Hotels Acquisition, such holder's Assumed Awards will vest in full, subject to execution of a release.
16.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout 2025 and 2024 is the brother-in-law of our Executive Chairman. During the three and nine months ended September 30, 2025, we incurred $2 million and $25 million, respectively, of legal fees with this firm. During the three and nine months ended September 30, 2024, we incurred $5 million and $16 million, respectively, of legal fees with this firm. At September 30, 2025 and December 31, 2024, we had $12 million and $2 million, respectively, due to the law firm.
Equity Method Investments—We have equity method investments in entities that own, operate, manage, or franchise properties or other hospitality-related businesses, including the Unlimited Vacation Club paid membership program, for which we receive management, franchise, license, or royalty fees. During the three and nine months ended September 30, 2025, we recognized $23 million and $71 million, respectively, of fee revenues, and during the three and nine months ended September 30, 2024, we recognized $22 million and $61 million, respectively, of fee revenues. In addition, in some cases we provide loans or guarantees to these entities (see Note 4, Note 6, and Note 13). During both the three months ended September 30, 2025 and September 30, 2024 and during both the nine months ended September 30, 2025 and September 30, 2024, we recognized an insignificant amount of income related to these guarantees. At September 30, 2025 and December 31, 2024, we had $152 million and $112 million, respectively, due from these entities, inclusive of $36 million and $67 million, respectively, recorded in receivables, net and $116 million and $45 million, respectively, recorded in financing receivables, net on our condensed consolidated balance sheets. During the three and nine months ended September 30, 2025, we recognized $2 million and $5 million, respectively, of interest income, and during the three and nine months ended September 30, 2024, we recognized $1 million and $3 million, respectively, of interest income related to these receivables. Our ownership interest in these unconsolidated hospitality ventures varies from 20% to 50%.
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
Class B Share Conversion—During the nine months ended September 30, 2025 and September 30, 2024, 383,621 shares and 1,379,064 shares, respectively, of Class B common stock were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.
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

17.     SEGMENT INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker ("CODM") to assess performance and make decisions regarding the allocation of resources. Our CODM is our President and Chief Executive Officer. We define our operating and reportable segments as follows:
•Management and franchising—This segment derives its earnings primarily from the provision of management, franchising, and hotel services, or the licensing of our intellectual property to, (i) our property portfolio, (ii) our co-branded credit card programs, and (iii) other hospitality-related businesses, including the Unlimited Vacation Club following the UVC Transaction. Intersegment revenues relate to management and franchise fees earned from our owned and leased hotels and commission fees earned from certain ALG Vacations bookings, both of which are eliminated in consolidation. Additionally, we recognize revenues for reimbursed costs in this segment primarily related to payroll at managed properties where we are the employer, as well as costs associated with system-wide services and the loyalty program operated on behalf of owners of managed and franchised properties.
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
We define Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus net income (loss) attributable to noncontrolling interests and our pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA, primarily based on our ownership percentage of each owned and leased venture, adjusted to exclude management and hotel services agreement and franchise agreement assets ("key money assets") amortization and performance cure payments, which constitute payments to customers ("Contra revenue"); revenues for reimbursed costs; reimbursed costs that we intend to recover over the long term; stock-based compensation expense; transaction and integration costs; depreciation and amortization; equity earnings (losses) from unconsolidated hospitality ventures; interest expense; gains (losses) on sales of real estate and other; asset impairments; other income (loss), net; and benefit (provision) for income taxes.
Adjusted general and administrative expenses excludes the impact of deferred compensation plans funded through rabbi trusts and stock-based compensation expense. Adjusted general and administrative expenses assists us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operations, both on a segment and consolidated basis.

The following tables present revenues disaggregated by the nature of the product or service and by segment and a reconciliation of segment revenues to segment Adjusted EBITDA:

	Three Months Ended September 30, 2025
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$113	$—	$—	$113	$(6)	$107
Incentive management fees	55	—	—	55	(2)	53
Franchise and other fees	130	—	—	130	(7)	123
Gross fees	298	—	—	298	(15)	283
Rooms and packages	—	341	—	341	(7)	334
Food and beverage	—	54	—	54	—	54
Other	—	41	—	41	—	41
Owned and leased	—	436	—	436	(7)	429
Distribution	—	—	192	192	—	192
Other revenues	12	—	—	12	1	13
Segment revenues	310	436	192	938	(21)	917
Contra revenue	(34)	—	—	(34)	—	(34)
Revenues for reimbursed costs	903	—	—	903	—	903
Total revenues	$1,179	$436	$192	$1,807	$(21)	$1,786

Intersegment revenues	$14	$7	$—	$21

	Nine Months Ended September 30, 2025
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$353	$—	$—	$353	$(19)	$334
Incentive management fees	196	—	—	196	(5)	191
Franchise and other fees	377	—	—	377	(11)	366
Gross fees	926	—	—	926	(35)	891
Rooms and packages	—	712	—	712	(16)	696
Food and beverage	—	153	—	153	—	153
Other	—	103	—	103	—	103
Owned and leased	—	968	—	968	(16)	952
Distribution	—	—	769	769	—	769
Other revenues	34	—	—	34	1	35
Segment revenues	960	968	769	2,697	(50)	2,647
Contra revenue	(69)	—	—	(69)	—	(69)
Revenues for reimbursed costs	2,734	—	—	2,734	—	2,734
Total revenues	$3,625	$968	$769	$5,362	$(50)	$5,312

Intersegment revenues	$34	$16	$—	$50

	Three Months Ended September 30, 2025
	Management and franchising	Owned and leased	Distribution
Segment revenues	$310	$436	$192
Significant segment expenses:
Adjusted general and administrative expenses	(62)	(3)	—
Owned and leased expenses (1)	—	(364)	—
Distribution expenses (2)	—	—	(171)
Other segment items:
Other (3)	(22)	1	—
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	—	13	—
Segment Adjusted EBITDA	$226	$83	$21

(1) Includes intercompany management and franchise fee expenses paid to our management and franchising segment and promotional award redemptions earned by our owned and leased hotels related to our co-branded credit card programs, both of which were eliminated in consolidation.
(2) Includes intercompany commission fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
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

	Nine Months Ended September 30, 2025
	Management and franchising	Owned and leased	Distribution
Segment revenues	$960	$968	$769
Significant segment expenses:
Adjusted general and administrative expenses	(194)	(8)	—
Owned and leased expenses (1)	—	(831)	—
Distribution expenses (2)	—	—	(659)
Other segment items:
Other (3)	(66)	3	3
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	—	42	—
Segment Adjusted EBITDA	$700	$174	$113

(1) Includes intercompany management and franchise fee expenses paid to our management and franchising segment and promotional award redemptions earned by our owned and leased hotels related to our co-branded credit card programs, both of which were eliminated in consolidation.
(2) Includes intercompany commission fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
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

	Three Months Ended September 30, 2024
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$105	$—	$—	$105	$(8)	$97
Incentive management fees	53	—	—	53	(1)	52
Franchise and other fees	121	—	—	121	(2)	119
Gross fees	279	—	—	279	(11)	268
Rooms and packages	—	201	—	201	(3)	198
Food and beverage	—	58	—	58	—	58
Other	—	31	—	31	—	31
Owned and leased	—	290	—	290	(3)	287
Distribution	—	—	221	221	—	221
Other revenues	12	—	—	12	1	13
Segment revenues	291	290	221	802	(13)	789
Contra revenue	(27)	—	—	(27)	—	(27)
Revenues for reimbursed costs	867	—	—	867	—	867
Total revenues	$1,131	$290	$221	$1,642	$(13)	$1,629

Intersegment revenues	$10	$3	$—	$13

	Nine Months Ended September 30, 2024
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$321	$—	$—	$321	$(26)	$295
Incentive management fees	178	—	—	178	(8)	170
Franchise and other fees	345	—	—	345	(5)	340
Gross fees	844	—	—	844	(39)	805
Rooms and packages	—	598	—	598	(17)	581
Food and beverage	—	222	—	222	—	222
Other	—	107	—	107	—	107
Owned and leased	—	927	—	927	(17)	910
Distribution	—	—	818	818	—	818
Other revenues	31	—	26	57	1	58
Segment revenues	875	927	844	2,646	(55)	2,591
Contra revenue	(56)	—	—	(56)	—	(56)
Revenues for reimbursed costs	2,511	—	—	2,511	—	2,511
Total revenues	$3,330	$927	$844	$5,101	$(55)	$5,046

Intersegment revenues	$38	$17	$—	$55

	Three Months Ended September 30, 2024
	Management and franchising	Owned and leased	Distribution
Segment revenues	$291	$290	$221
Significant segment expenses:
Adjusted general and administrative expenses	(62)	(2)	—
Owned and leased expenses (1)	—	(240)	—
Distribution expenses (2)	—	—	(183)
Other segment items:
Other (3)	(19)	1	—
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	—	14	—
Segment Adjusted EBITDA	$210	$63	$38

(1) Includes intercompany management fee expenses paid to our management and franchising segment and promotional award redemptions earned by our owned and leased hotels related to our co-branded credit card programs, both of which were eliminated in consolidation.
(2) Includes intercompany commission fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
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

	Nine Months Ended September 30, 2024
	Management and franchising	Owned and leased	Distribution
Segment revenues	$875	$927	$844
Significant segment expenses:
Adjusted general and administrative expenses	(185)	(7)	(6)
Owned and leased expenses (1)	—	(767)	—
Distribution expenses (2)	—	—	(695)
Other segment items:
Other (3)	(55)	3	(23)
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	—	48	—
Segment Adjusted EBITDA	$635	$204	$120

(1) Includes intercompany management fee expenses paid to our management and franchising segment and promotional award redemptions earned by our owned and leased hotels related to our co-branded credit card programs, both of which were eliminated in consolidation.
(2) Includes intercompany commission fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
(3) Management and franchising primarily includes direct costs associated with our co-branded credit card programs recognized in other direct costs. Owned and leased includes the change in market performance of the underlying invested assets recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts. Distribution includes expenses related to the paid membership program prior to the UVC Transaction recognized in other direct costs and stock-based compensation expense recognized in distribution expenses.

The following table provides a reconciliation of segment Adjusted EBITDA to income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Management and franchising	$226	$210	$700	$635
Owned and leased	83	63	174	204
Distribution	21	38	113	120
Segment Adjusted EBITDA	330	311	987	959
Unallocated overhead expenses	(38)	(36)	(120)	(119)
Eliminations	(1)	—	—	1
Contra revenue	(34)	(27)	(69)	(56)
Revenues for reimbursed costs	903	867	2,734	2,511
Reimbursed costs	(905)	(881)	(2,756)	(2,570)
Stock-based compensation expense (1)	(14)	(9)	(59)	(55)
Transaction and integration costs	(25)	(8)	(130)	(26)
Depreciation and amortization	(83)	(81)	(245)	(257)
Equity earnings (losses) from unconsolidated hospitality ventures	(34)	(13)	(40)	32
Interest expense	(90)	(50)	(230)	(128)
Gains (losses) on sales of real estate and other	—	514	(2)	1,267
Asset impairments	(9)	(35)	(23)	(52)
Other income (loss), net	(4)	70	68	152
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	(13)	(14)	(42)	(48)
Income (loss) before income taxes	$(17)	$608	$73	$1,611
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

18.    EARNINGS (LOSSES) PER SHARE
The calculation of basic and diluted earnings (losses) per Class A and Class B share, including a reconciliation of the numerator and denominator, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(50)	$471	$(30)	$1,352
Net income (loss) attributable to noncontrolling interests	$(1)	$—	$2	$—
Net income (loss) attributable to Hyatt Hotels Corporation	$(49)	$471	$(32)	$1,352
Denominator:
Basic weighted-average shares outstanding	95,510,420	99,149,433	95,689,842	101,006,064
Stock-based compensation	—	2,536,249	—	2,632,497
Diluted weighted-average shares outstanding	95,510,420	101,685,682	95,689,842	103,638,561
Basic Earnings (Losses) Per Class A and Class B Share:
Net income (loss)	$(0.52)	$4.75	$(0.31)	$13.38
Net income (loss) attributable to noncontrolling interests	$(0.01)	$—	$0.03	$—
Net income (loss) attributable to Hyatt Hotels Corporation	$(0.51)	$4.75	$(0.34)	$13.38
Diluted Earnings (Losses) Per Class A and Class B Share:
Net income (loss)	$(0.52)	$4.63	$(0.31)	$13.04
Net income (loss) attributable to noncontrolling interests	$(0.01)	$—	$0.03	$—
Net income (loss) attributable to Hyatt Hotels Corporation	$(0.51)	$4.63	$(0.34)	$13.04
The computations of diluted earnings (losses) per Class A and Class B share do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs, RSUs, and PSUs because they are anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
SARs	1,566,400	200	1,481,500	100
RSUs	498,800	300	439,800	1,000
PSUs	140,700	—	128,700	—

19.    OTHER INCOME (LOSS), NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$31	$39	$104	$85
Guarantee liability release and guarantee amortization income (Note 13)	12	13	57	36
Contingent consideration liabilities fair value adjustments (Note 13)	6	9	14	20
Gains (losses), net on marketable securities (Note 4)	3	(2)	18	(4)
Credit loss (provisions) reversals, net (Note 4 and Note 6)	—	(1)	(35)	1
Guarantee expense (Note 13)	(7)	(4)	(17)	(10)
Foreign currency exchange, net	(12)	18	(17)	18
Restructuring costs (1)	(35)	—	(51)	—
Other, net	(2)	(2)	(5)	6
Other income (loss), net	$(4)	$70	$68	$152
(1) Includes severance, insurance benefits, outplacement, and other related costs as well as advisory fees incurred as a result of organizational changes.
20.    SUBSEQUENT EVENT
On October 30, 2025, we entered into a credit agreement with a syndicate of lenders that provides for a $1.5 billion senior unsecured revolving credit facility and matures in October 2030. The credit agreement refinanced and replaced in its entirety our credit agreement dated May 18, 2022.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, and financial performance, and prospective or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance, or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the effects that the pendency of the planned Playa Hotels Portfolio disposition may have on us, the occurrence of any event, change or other circumstance that could give rise to the termination of the share purchase agreement; the effects that any termination of the share purchase agreement may have on us or our business; failure to successfully complete the planned Playa Hotels Portfolio disposition; legal proceedings that may be instituted related to the planned Playa Hotels Portfolio disposition; significant and unexpected costs, charges or expenses related to the planned Playa Hotels Portfolio disposition; inability to obtain regulatory or governmental approvals in connection with the planned Playa Hotels Portfolio disposition or to obtain such approvals on satisfactory conditions; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and pace of economic recovery following economic downturns; global supply chain constraints and interruptions, rising costs of construction-related labor and materials, and increases in costs due to inflation or other factors that may not be fully offset by increases in revenues in our business; risks affecting the luxury, resort, and all-inclusive lodging segments; levels of spending in business, leisure, and group segments, as well as consumer confidence; declines in occupancy and average daily rate ("ADR"); limited visibility with respect to future bookings; loss of key personnel; domestic and international political and geopolitical conditions, including political or civil unrest or changes in trade policy; the impact of global tariff policies or regulations; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters, weather and climate-related events, such as hurricanes, earthquakes, tsunamis, tornadoes, droughts, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases, or fear of such outbreaks; our ability to successfully achieve specified levels of operating profits at hotels that have performance tests or guarantees in favor of our third-party owners; the impact of hotel renovations and redevelopments; risks associated with our capital allocation plans, share repurchase program, and dividend payments, including a reduction in, or elimination or suspension of, repurchase activity or dividend payments; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with colleagues and labor unions and changes in labor laws; the financial condition of, and our relationships with, third-party owners, franchisees, and hospitality venture partners; the possible inability of third-party owners, franchisees, or development partners to access the capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and our ability to successfully integrate completed acquisitions with existing operations or realize anticipated synergies; failure to successfully complete proposed transactions, including the failure to satisfy closing conditions or obtain required approvals; our ability to successfully complete dispositions of certain of our owned real estate assets within targeted timeframes and at expected values; our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; declines in the value of our real estate assets; unforeseen terminations of our management and hotel services agreements or franchise agreements; changes in federal, state, local, or foreign tax law; increases in interest rates, wages, and other operating costs; foreign exchange rate fluctuations or currency restructurings; risks associated with the introduction of new brand concepts, including lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, industry consolidation, and the markets where we operate; our ability to successfully grow the World of Hyatt loyalty program and manage the Unlimited Vacation Club paid membership program; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business and licensing businesses and our international operations.
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
Overview
Our portfolio of properties consists of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential and vacation units. On June 17, 2025, we completed the acquisition of Playa Hotels, a leading owner, operator, and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations. On June 29, 2025, we entered into a definitive agreement to sell the Playa Hotels Portfolio to an unrelated third party. We expect to close on the planned disposition of the 14 remaining properties in the Playa Hotels Portfolio by the end of 2025.
At September 30, 2025, our hotel portfolio consisted of 1,497 properties (366,347 rooms), including:
•648 managed properties (194,248 rooms), including 111 all-inclusive resorts (39,256 rooms), all of which we operate under management and hotel services agreements with third-party owners;
•692 franchised properties (127,387 rooms);
•45 owned and leased properties (15,734 rooms), including 17 hotels (6,060 rooms), 6 operating leased all-inclusive resorts (1,262 rooms), 4 operating leased hotels (1,697 rooms), 17 all-inclusive resorts (6,544 rooms), and 1 finance leased hotel (171 rooms), all of which we manage;
•21 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (7,477 rooms);
•67 franchised properties (9,615 rooms) operated by an unconsolidated hospitality venture in connection with a master license agreement by Hyatt; including 6 properties (1,246 rooms) that are leased by the unconsolidated hospitality venture; and
•22 all-inclusive resorts (11,886 rooms) operated by a consolidated hospitality venture.
Our property portfolio also included:
•22 vacation units (1,997 rooms) under the Hyatt Vacation Club brand and operated by third parties; and
•41 residential units (4,458 rooms), which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel.
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
We report our consolidated operations in U.S. dollars. Amounts are reported in millions, unless otherwise noted. Percentages may not recompute due to rounding, and percentage changes that are not meaningful are presented as "NM." Constant dollar disclosures used throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are non-GAAP measures. See "—Non-GAAP Measures" for further discussion.

Overview of Financial Results
Consolidated revenues increased $157 million, or 9.7%, during the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024. Gross fee revenues and revenues for reimbursed costs increased $15 million and $36 million, respectively, primarily driven by higher revenues and improved operating performance at our existing properties as well as growth of our hotel portfolio compared to the quarter ended September 30, 2024. Owned and leased revenues increased $142 million, compared to the quarter ended September 30, 2024, due to the Playa Hotels Acquisition, partially offset by net disposition activity in 2024.
Comparable system-wide hotels Revenue per Available Room ("RevPAR") for the quarter ended September 30, 2025 was $146.24, which represented a 0.3% improvement compared to the quarter ended September 30, 2024 in constant dollars. Comparable system-wide all-inclusive resorts Net Package RevPAR for the quarter ended September 30, 2025 was $194.56, which represented a 7.6% increase compared to the quarter ended September 30, 2024 in reported dollars. See "—RevPAR and Net Package RevPAR Statistics" for further discussion.
During the quarter ended September 30, 2025, leisure transient RevPAR improved driven by travel outside of the United States and business transient RevPAR improved in the United States compared to the quarter ended September 30, 2024. Group RevPAR declined, compared to the quarter ended September 30, 2024, in part due to the timing of the Jewish holidays as well as the impacts of the Paris Summer Olympics and the Democratic National Convention in 2024. At September 30, 2025, group booking pace for October through December 2025 at our comparable full-service managed hotels in the United States is up 2.5% compared to the same period in 2024.
For the quarter ended September 30, 2025, we reported a $49 million net loss attributable to Hyatt Hotels Corporation, representing a $520 million decrease, compared to the quarter ended September 30, 2024, primarily driven by a decrease in gains (losses) on sales of real estate and other. Our consolidated Adjusted EBITDA for the quarter ended September 30, 2025 was $291 million, a $16 million increase compared to the quarter ended September 30, 2024. See "—Results of Operations" and "—Segment Results" for further discussion.
During the quarter ended September 30, 2025, we returned $45 million of capital to our stockholders through $30 million of share repurchases and $15 million of quarterly dividend payments.

RevPAR and Net Package RevPAR Statistics
The tables below include comparable system-wide RevPAR and Net Package RevPAR:

		Three Months Ended September 30,
	Number of comparable hotels (2)	RevPAR		Occupancy			ADR
			vs. 2024					vs. 2024
		2025	(in constant $)	2025	vs. 2024		2025	(in constant $)
Comparable system-wide hotels (1)	1,138	$146.24	0.3%	72.8%	0.4	% pts	$200.90	(0.2)%
United States	674	$149.44	(1.6)%	72.0%	(0.9)	% pts	$207.49	(0.4)%
Americas (excluding United States)	67	$158.60	3.9%	68.7%	0.1	% pts	$230.77	3.7%
Greater China	138	$89.61	1.7%	76.2%	2.8	% pts	$117.56	(2.1)%
Asia Pacific (excluding Greater China)	113	$144.08	5.1%	74.0%	2.6	% pts	$194.82	1.4%
Europe	107	$232.52	1.2%	76.2%	1.4	% pts	$305.30	(0.6)%
Middle East & Africa	39	$104.82	8.5%	66.9%	2.0	% pts	$156.57	5.2%
(1) Consists of hotels that we manage, franchise, own, lease, or provide services to, excluding all-inclusive properties.
(2) During the three months ended September 30, 2025, we removed the following properties from comparable hotels: five properties that left the hotel portfolio, two properties that experienced an extended closure, and one property that underwent a significant renovation.

		Nine Months Ended September 30,
	Number of comparable hotels (4)	RevPAR		Occupancy			ADR
			vs. 2024					vs. 2024
		2025	(in constant $)	2025	vs. 2024		2025	(in constant $)
Comparable system-wide hotels (3)	1,138	$144.25	2.5%	71.0%	1.1	% pts	$203.30	1.0%
United States	674	$148.65	1.1%	70.8%	—	% pts	$209.92	1.0%
Americas (excluding United States)	67	$175.90	2.2%	69.2%	(1.0)	% pts	$254.17	3.6%
Greater China	138	$85.18	1.4%	71.9%	3.4	% pts	$118.48	(3.5)%
Asia Pacific (excluding Greater China)	113	$148.34	7.9%	73.1%	3.0	% pts	$202.89	3.5%
Europe	107	$190.28	3.3%	69.5%	1.3	% pts	$273.78	1.3%
Middle East & Africa	39	$135.09	10.6%	69.0%	3.9	% pts	$195.79	4.4%
(3) Consists of hotels that we manage, franchise, own, lease, or provide services to, excluding all-inclusive properties.
(4) In addition to the properties removed from comparable hotels during the three months ended September 30, 2025, we also removed the following properties during the nine months ended September 30, 2025: 11 properties that left the hotel portfolio, three properties that underwent a significant renovation, three properties that experienced a seasonal closure, two properties that experienced an extended closure, one property that temporarily suspended operations, one property that underwent an expansion, and one property that converted from franchised to managed.

RevPAR at our comparable system-wide hotels increased during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily driven by strong leisure transient travel outside of the United States. RevPAR at our comparable system-wide hotels also increased during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to strong business transient travel in the United States.

		Three Months Ended September 30,
	Number of comparable resorts (3)	Net Package RevPAR		Occupancy			Net Package ADR
			vs. 2024					vs. 2024
		2025	(in reported $)	2025	vs. 2024		2025	(in reported $)
Comparable system-wide all-inclusive resorts (1)	91	$194.56	7.6%	73.7%	2.0	% pts	$263.97	4.6%
Americas (excluding United States)	56	$188.26	4.2%	66.9%	2.9	% pts	$281.51	(0.3)%
Europe (2)	35	$208.68	15.4%	89.0%	0.3	% pts	$234.47	15.0%
(1) Consists of all-inclusive properties that we manage, lease, or provide services to.
(2) Certain resorts operate under a hybrid all-inclusive model, which includes various all-inclusive package options as well as rooms-only options.
(3) During the three months ended September 30, 2025, we removed the following properties from comparable resorts: one property that underwent a significant renovation and one property that left the hotel portfolio.

		Nine Months Ended September 30,
	Number of comparable resorts (6)	Net Package RevPAR		Occupancy			Net Package ADR
			vs. 2024					vs. 2024
		2025	(in reported $)	2025	vs. 2024		2025	(in reported $)
Comparable system-wide all-inclusive resorts (4)	91	$225.33	7.9%	77.2%	3.7	% pts	$291.86	2.7%
Americas (excluding United States)	56	$246.53	6.1%	74.4%	4.3	% pts	$331.36	—%
Europe (5)	35	$165.61	15.8%	85.1%	2.3	% pts	$194.56	12.6%
(4) Consists of all-inclusive properties that we manage, lease, or provide services to.
(5) Certain resorts operate under a hybrid all-inclusive model, which includes various all-inclusive package options as well as rooms-only options.
(6) In addition to the properties removed from comparable resorts during the three months ended September 30, 2025, we also removed the following properties during the nine months ended September 30, 2025: eight franchised properties that we acquired, four properties that experienced a seasonal closure, three properties that left the hotel portfolio, two properties that underwent a significant renovation, and one property that underwent an expansion.

Net Package RevPAR at our comparable all-inclusive resorts increased during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, driven by higher demand and Net Package ADR.

		Three Months Ended September 30,
		RevPAR		Occupancy			ADR
	Number of comparable hotels (1)		vs. 2024					vs. 2024
		2025	(in constant $)	2025	vs. 2024		2025	(in constant $)
Comparable owned and leased hotels (2)	21	$232.33	2.7%	74.3%	(0.9)	% pts	$312.54	4.0%
(1) During the three months ended September 30, 2025, no properties were removed from comparable hotels.
(2) Excludes unconsolidated hospitality ventures and all-inclusive leased properties.

		Nine Months Ended September 30,
		RevPAR		Occupancy			ADR
	Number of comparable hotels (3)		vs. 2024					vs. 2024
		2025	(in constant $)	2025	vs. 2024		2025	(in constant $)
Comparable owned and leased hotels (4)	21	$218.23	5.1%	71.9%	0.4	% pts	$303.35	4.4%
(3) During the nine months ended September 30, 2025, no properties were removed from comparable hotels.
(4) Excludes unconsolidated hospitality ventures and all-inclusive leased properties.
RevPAR at our comparable owned and leased hotels increased during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily driven by strong group demand and ADR, partially offset by the impact of the Paris Summer Olympics in 2024.

Results of Operations
Three and Nine Months Ended September 30, 2025 Compared with Three and Nine Months Ended September 30, 2024
Consolidated Results
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
Fee revenues.

	Three Months Ended September 30,
	2025	2024	Better / (Worse)
Base management fees	$107	$97	$10	9.8%
Incentive management fees	53	52	1	2.1%
Franchise and other fees	123	119	4	4.3%
Gross fees	283	268	15	5.9%
Contra revenue	(34)	(27)	(7)	(23.5)%
Net fees	$249	$241	$8	3.8%

	Nine Months Ended September 30,
	2025	2024	Better / (Worse)
Base management fees	$334	$295	$39	13.0%
Incentive management fees	191	170	21	12.3%
Franchise and other fees	366	340	26	7.9%
Gross fees	891	805	86	10.7%
Contra revenue	(69)	(56)	(13)	(22.0)%
Net fees	$822	$749	$73	9.8%
Base management fees increased during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily driven by portfolio growth, inclusive of the Bahia Principe Transaction, and increased leisure transient demand. Additionally, the nine months ended September 30, 2025 benefited from increased business transient demand.
Incentive management fees increased during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by portfolio growth, inclusive of the Bahia Principe Transaction, and hotel performance in ASPAC (excluding Greater China). Additionally, the nine months ended September 30, 2025 benefited from hotel performance in the Americas (excluding United States), primarily due to hotel profits being positively impacted by currency translation.
Franchise and other fees increased during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily driven by license fees related to our co-branded credit card programs and franchise fees due to portfolio growth, partially offset by franchise fees recognized in 2024 related to properties that were acquired in the Playa Hotels Acquisition. Additionally, franchise and other fees increased during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to management and royalty fees related to the management of and licensing of certain of our brands to the Unlimited Vacation Club paid membership program following the UVC Transaction.
Contra revenue increased during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, due to incremental key money assets amortization. The increase during the nine months ended September 30, 2025 was also driven by a payment made to a third-party owner.

Owned and leased revenues.

	Three Months Ended September 30,
	2025	2024	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$241	$235	$6	2.9%	$4
Non-comparable owned and leased revenues	188	52	136	261.9%	—
Owned and leased revenues	$429	$287	$142	49.8%	$4

	Nine Months Ended September 30,
	2025	2024	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$673	$639	$34	5.4%	$3
Non-comparable owned and leased revenues	279	271	8	3.0%	(2)
Owned and leased revenues	$952	$910	$42	4.7%	$1
Comparable owned and leased revenues increased during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily driven by strong group and business transient travel.
Non-comparable owned and leased revenues increased during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily driven by the Playa Hotels Acquisition, partially offset by net disposition activity in 2024.
Distribution revenues. During the three and nine months ended September 30, 2025, distribution revenues decreased $29 million and $49 million, respectively, compared to the three and nine months ended September 30, 2024, primarily driven by lower booking and departure volume within ALG Vacations and lower travel credit breakage, partially offset by higher pricing.
Other revenues. During the nine months ended September 30, 2025, other revenues decreased $23 million, compared to the nine months ended September 30, 2024, primarily driven by the UVC Transaction.
Revenues for reimbursed costs.

	Three Months Ended September 30,
	2025	2024	Change
Revenues for reimbursed costs	$903	$867	$36	4.1%
Less: rabbi trust impact (1)	(11)	(8)	(3)	(36.0)%
Revenues for reimbursed costs, excluding rabbi trust impact	$892	$859	$33	3.8%
(1) The change was driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within reimbursed costs.

	Nine Months Ended September 30,
	2025	2024	Change
Revenues for reimbursed costs	$2,734	$2,511	$223	8.9%
Less: rabbi trust impact (2)	(20)	(21)	1	6.6%
Revenues for reimbursed costs, excluding rabbi trust impact	$2,714	$2,490	$224	9.0%
(2) The change was driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within reimbursed costs.
Revenues for reimbursed costs increased during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, driven by higher reimbursements for payroll and related expenses at managed properties where we are the employer and an increase in reimbursed costs related to system-wide services provided to managed and franchised properties. The higher reimbursements for expenses were due to increased demand at our existing properties and portfolio growth.

General and administrative expenses.

	Three Months Ended September 30,
	2025	2024	Change
General and administrative expenses	$138	$126	$12	9.6%
Less: rabbi trust impact (1)	(22)	(17)	(5)	(37.5)%
Less: stock-based compensation expense	(13)	(9)	(4)	(36.9)%
Adjusted general and administrative expenses (2)	$103	$100	$3	2.8%
(1) The change was driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
(2) See "—Non-GAAP Measures" for further discussion.

	Nine Months Ended September 30,
	2025	2024	Change
General and administrative expenses	$416	$412	$4	1.0%
Less: rabbi trust impact (3)	(40)	(43)	3	4.5%
Less: stock-based compensation expense	(54)	(52)	(2)	(2.4)%
Adjusted general and administrative expenses (4)	$322	$317	$5	1.5%
(3) The change was driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
(4) See "—Non-GAAP Measures" for further discussion.
General and administrative expenses increased during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to improved market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts, increased payroll and related costs associated with the Bahia Principe Transaction and the Playa Hotels Acquisition, and increased stock-based compensation expense.
General and administrative expenses increased during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to increased payroll and related costs associated with the Bahia Principe Transaction and the Playa Hotels Acquisition and the reversal of credit loss reserves on certain receivables in 2024, partially offset by the impact of the UVC Transaction.
Owned and leased expenses.

	Three Months Ended September 30,
	2025	2024	Better / (Worse)
Comparable owned and leased expenses	$196	$190	$(6)	(3.4)%
Non-comparable owned and leased expenses	150	37	(113)	(300.3)%
Rabbi trust impact (1)	—	1	1	34.7%
Owned and leased expenses	$346	$228	$(118)	(51.9)%
(1) The change was driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Nine Months Ended September 30,
	2025	2024	Better / (Worse)
Comparable owned and leased expenses	$567	$534	$(33)	(6.2)%
Non-comparable owned and leased expenses	218	179	(39)	(22.3)%
Rabbi trust impact (2)	1	3	2	57.7%
Owned and leased expenses	$786	$716	$(70)	(9.9)%
(2) The change was driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
Comparable owned and leased expenses increased during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily due to increased variable expenses at certain hotels, most notably payroll and related costs.

Non-comparable owned and leased expenses increased during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily driven by the Playa Hotels Acquisition, partially offset by net disposition activity in 2024.
Distribution expenses. During the three and nine months ended September 30, 2025, distribution expenses decreased $13 million and $36 million, respectively, compared to the three and nine months ended September 30, 2024, primarily driven by cost management strategies and lower variable expenses at ALG Vacations as a result of lower booking and departure volume.
Other direct costs. During the three months ended September 30, 2025, other direct costs increased $3 million, compared to the three months ended September 30, 2024, primarily driven by expenses related to our co-branded credit card programs. During the nine months ended September 30, 2025, other direct costs decreased $15 million, compared to the nine months ended September 30, 2024, primarily driven by the UVC Transaction, partially offset by an increase in expenses related to our co-branded credit card programs.
Transaction and integration costs. During the three and nine months ended September 30, 2025, transaction and integration costs increased $17 million and $104 million, respectively, compared to the three and nine months ended September 30, 2024, primarily due to transaction and integration costs related to the Playa Hotels Acquisition and integration costs related to the acquisition of Standard International. See Part I, Item 1, "Financial Statements—Note 7 to our Condensed Consolidated Financial Statements" for additional information.
Depreciation and amortization expenses. During the three months ended September 30, 2025, depreciation and amortization expenses increased $2 million, compared to the three months ended September 30, 2024, primarily driven by additional amortization expense for intangible assets acquired in the Bahia Principe Transaction, partially offset by lower depreciation expense as a result of net disposition activity in 2024. During the nine months ended September 30, 2025, depreciation and amortization expenses decreased $12 million, compared to the nine months ended September 30, 2024, primarily driven by lower depreciation expense as a result of net disposition activity in 2024 and lower amortization expense related to the UVC Transaction, partially offset by additional amortization expense for intangible assets acquired in the Bahia Principe Transaction.
Reimbursed costs.

	Three Months Ended September 30,
	2025	2024	Change
Reimbursed costs	$905	$881	$24	2.6%
Less: rabbi trust impact (1)	(11)	(8)	(3)	(36.0)%
Reimbursed costs, excluding rabbi trust impact	$894	$873	$21	2.3%
(1) The change was driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within revenues for reimbursed costs.

	Nine Months Ended September 30,
	2025	2024	Change
Reimbursed costs	$2,756	$2,570	$186	7.2%
Less: rabbi trust impact (2)	(20)	(21)	1	6.6%
Reimbursed costs, excluding rabbi trust impact	$2,736	$2,549	$187	7.3%
(2) The change was driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within revenues for reimbursed costs.
Reimbursed costs increased during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, driven by increased payroll and related expenses at managed properties where we are the employer and expenses related to system-wide services provided to managed and franchised properties. The higher expenses were due to increased demand at our existing properties and portfolio growth.

Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended September 30,
	2025	2024	Better / (Worse)
Rabbi trust gains (losses) allocated to general and administrative expenses	$22	$17	$5	37.5%
Rabbi trust gains (losses) allocated to owned and leased expenses	—	1	(1)	(34.7)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$22	$18	$4	32.3%

	Nine Months Ended September 30,
	2025	2024	Better / (Worse)
Rabbi trust gains (losses) allocated to general and administrative expenses	$40	$43	$(3)	(4.5)%
Rabbi trust gains (losses) allocated to owned and leased expenses	1	3	(2)	(57.7)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$41	$46	$(5)	(8.6)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts increased during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and decreased during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, driven by the market performance of the underlying invested assets.
Equity earnings (losses) from unconsolidated hospitality ventures.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Better / (Worse)	2025	2024	Better / (Worse)
Impairment charges related to investments in unconsolidated hospitality ventures	$(29)	$—	$(29)	$(36)	$(10)	$(26)
Hyatt's share of unconsolidated hospitality ventures' net gains (losses) excluding foreign currency	(8)	(11)	3	(8)	(34)	26
Hyatt's share of unconsolidated hospitality ventures' foreign currency exchange, net	—	(6)	6	—	(3)	3
Gain on dilution of ownership interest in an unconsolidated hospitality venture	—	—	—	—	79	(79)
Distributions from unconsolidated hospitality ventures	3	4	(1)	3	6	(3)
Other (1)	—	—	—	1	(6)	7
Equity earnings (losses) from unconsolidated hospitality ventures	$(34)	$(13)	$(21)	$(40)	$32	$(72)
(1) The nine months ended September 30, 2024 includes equity losses primarily related to a debt repayment guarantee for a hotel property in the United States.
See Part I, Item 1, "Financial Statements—Note 4 and Note 13 to our Condensed Consolidated Financial Statements" for additional information.
Interest expense. During the three and nine months ended September 30, 2025, interest expense increased $40 million and $102 million, respectively, compared to the three and nine months ended September 30, 2024, primarily due to the issuances of senior notes in 2024 and 2025, the DDTL Loans, and bridge commitment fees related to the Playa Hotels Acquisition, partially offset by the redemption of certain of our senior notes in 2024 and 2025. See Part I, Item 1, "Financial Statements—Note 10 to our Condensed Consolidated Financial Statements" for additional information.

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
See Part I, Item 1, "Financial Statements—Note 4 and Note 7 to our Condensed Consolidated Financial Statements" for additional information.
Asset impairments. During the three months ended September 30, 2025, we recognized $9 million of impairment charges related to intangible assets. During the nine months ended September 30, 2025, we recognized an additional $14 million of impairment charges related to intangible assets, property and equipment, and operating lease ROU assets. During the three months ended September 30, 2024, we recognized $35 million of impairment charges related to property and equipment, intangible assets, and operating lease ROU assets. During the nine months ended September 30, 2024, we recognized an additional $17 million of impairment charges primarily related to goodwill. See Part I, Item 1, "Financial Statements—Note 5, Note 7, and Note 8 to our Condensed Consolidated Financial Statements" for additional information.
Other income (loss), net. During the three and nine months ended September 30, 2025, other income (loss), net decreased $74 million and $84 million, respectively, compared to the three and nine months ended September 30, 2024. See Part I, Item 1, "Financial Statements—Note 19 to our Condensed Consolidated Financial Statements" for additional information.
Provision for income taxes.

	Three Months Ended September 30,
	2025	2024	Change
Income (loss) before income taxes	$(17)	$608	$(625)	(102.8)%
Provision for income taxes	(33)	(137)	104	76.3%
Effective tax rate	(194.2)%	22.6%		(216.8)%

	Nine Months Ended September 30,
	2025	2024	Change
Income before income taxes	$73	$1,611	$(1,538)	(95.5)%
Provision for income taxes	(103)	(259)	156	60.5%
Effective tax rate	140.9%	16.1%		124.8%
Provision for income taxes decreased during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily driven by the gain on sale of Hyatt Regency Orlando and an adjacent undeveloped land parcel in 2024. Provision for income taxes decreased during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by the aforementioned gain on sale and the earnings impact from the sales of Hyatt Regency Aruba Resort Spa and Casino, Park Hyatt Zurich, and Hyatt Regency San Antonio Riverwalk as well as the UVC Transaction in 2024.
The effective tax rate decreased during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily driven by reduced pre-tax income in 2025. The effective tax rate increased during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by reduced pre-tax income and a non-cash tax adjustment related to deferred tax assets.

See Part I, Item 1, "Financial Statements—Note 12 to our Condensed Consolidated Financial Statements" for additional information.
Segment Results
We evaluate segment operating performance using segment revenues and Adjusted EBITDA. See Part I, Item 1, "Financial Statements—Note 17 to our Condensed Consolidated Financial Statements" for additional information, including a reconciliation of segment Adjusted EBITDA to income (loss) before income taxes.
Management and franchising segment revenues and Adjusted EBITDA.

	Three Months Ended September 30,
	2025	2024	Better / (Worse)
Gross fees (1)	$298	$279	$19	7.1%
Other revenues	12	12	—	(0.1)%
Segment revenues (2)	$310	$291	$19	6.8%
(1) See "—Results of Operations" for further discussion regarding the increase in gross fee revenues.
(2) Includes $14 million and $10 million of intersegment revenues for the three months ended September 30, 2025 and September 30, 2024, respectively.

	Nine Months Ended September 30,
	2025	2024	Better / (Worse)
Gross fees (3)	$926	$844	$82	9.8%
Other revenues	34	31	3	10.5%
Segment revenues (4)	$960	$875	$85	9.8%
(3) See "—Results of Operations" for further discussion regarding the increase in gross fee revenues.
(4) Includes $34 million and $38 million of intersegment revenues for the nine months ended September 30, 2025 and September 30, 2024, respectively.

	Three Months Ended September 30,
	2025	2024	Better / (Worse)
Segment Adjusted EBITDA	$226	$210	$16	7.6%

	Nine Months Ended September 30,
	2025	2024	Better / (Worse)
Segment Adjusted EBITDA	$700	$635	$65	10.3%
Adjusted EBITDA increased during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily driven by increased gross fee revenues. The increase during the nine months ended September 30, 2025 was partially offset by increased general and administrative expenses, which was primarily due to payroll and related costs and the reversal of credit loss reserves on certain receivables in 2024, as well as an increase in other direct costs driven by expenses related to our co-branded credit card programs.

Owned and leased segment revenues and Adjusted EBITDA.

	Three Months Ended September 30,
	2025	2024	Better / (Worse)		Currency Impact
Segment revenues (1), (2)	$436	$290	$146	50.2%	$4
(1) See "—Results of Operations" for further discussion regarding the increase in owned and leased revenues.
(2) Includes $7 million and $3 million of intersegment revenues for the three months ended September 30, 2025 and September 30, 2024, respectively.

	Nine Months Ended September 30,
	2025	2024	Better / (Worse)		Currency Impact
Segment revenues (3), (4)	$968	$927	$41	4.4%	$1
(3) See "—Results of Operations" for further discussion regarding the increase in owned and leased revenues.
(4) Includes $16 million and $17 million of intersegment revenues for the nine months ended September 30, 2025 and September 30, 2024, respectively.

	Three Months Ended September 30,
	2025	2024	Better / (Worse)
Owned and leased Adjusted EBITDA (1)	$70	$49	$21	41.0%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	13	14	(1)	(6.5)%
Segment Adjusted EBITDA	$83	$63	$20	30.4%
(1) See "—Results of Operations" for further discussion regarding the increases in owned and leased revenues and owned and leased expenses.

	Nine Months Ended September 30,
	2025	2024	Better / (Worse)
Owned and leased Adjusted EBITDA (2)	$132	$156	$(24)	(15.6)%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	42	48	(6)	(12.5)%
Segment Adjusted EBITDA	$174	$204	$(30)	(14.8)%
(2) See "—Results of Operations" for further discussion regarding the increases in owned and leased revenues and owned and leased expenses.
Our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA decreased during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by the sale of our ownership interest in an unconsolidated hospitality venture in 2024 as well as a property undergoing a significant renovation.
Distribution segment revenues and Adjusted EBITDA.

	Three Months Ended September 30,
	2025	2024	Better / (Worse)
Segment revenues (1)	$192	$221	$(29)	(13.5)%
(1) See "—Results of Operations" for further discussion regarding the decrease in distribution revenues.

	Nine Months Ended September 30,
	2025	2024	Better / (Worse)
Distribution revenues (2)	$769	$818	$(49)	(6.0)%
Other revenues (2)	—	26	(26)	(100.0)%
Segment revenues	$769	$844	$(75)	(8.9)%
(2) See "—Results of Operations" for further discussion regarding the decreases in distribution revenues and other revenues.

	Three Months Ended September 30,
	2025	2024	Better / (Worse)
Segment Adjusted EBITDA (1)	$21	$38	$(17)	(45.6)%
(1) See "—Results of Operations" for further discussion regarding the decreases in distribution revenues and distribution expenses.

	Nine Months Ended September 30,
	2025	2024	Better / (Worse)
Segment Adjusted EBITDA	$113	$120	$(7)	(6.5)%
Excluding the impact of the UVC Transaction, Adjusted EBITDA decreased $13 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, driven by decreases in distribution revenues and distribution expenses. See "—Results of Operations" for further discussion.
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
We exclude revenues for reimbursed costs and reimbursed costs which relate to the reimbursement of payroll costs and for system-wide services and programs that we operate for the benefit of our hotel owners as contractually we do not provide services or operate the related programs to generate a profit or bear a loss over the long term. If we collect amounts in excess of amounts spent, we have a commitment to our hotel owners to spend these amounts on the related system-wide services and programs. Additionally, if we spend in excess of amounts collected, we have a contractual right to adjust future collections or expenditures to recover prior-period costs. These timing differences are due to our discretion to spend in excess of revenues earned or less than revenues earned in a single period to ensure that the system-wide services and programs are operated in the best long-term interests of our hotel owners. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively, and instead are designed to result in a cumulative break-even balance. Therefore, we exclude the net impact when evaluating period-over-period changes in our operating results. Adjusted EBITDA includes reimbursed costs related to system-wide services and programs that we do not intend to recover from hotel owners. Finally, we exclude other items that are not core to our operations and may vary in frequency or magnitude, such as transaction and integration costs, asset impairments, unrealized and realized gains and losses on marketable securities, and gains and losses on sales of real estate and other.
Adjusted EBITDA is not a substitute for net income (loss) attributable to Hyatt Hotels Corporation, net income (loss), or any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income or loss generated by our business. Our management compensates for these limitations by referencing our GAAP results and using Adjusted EBITDA supplementally. See our condensed consolidated statements of income (loss) in our condensed consolidated financial statements included elsewhere in this Quarterly Report.
See below for a reconciliation of net income (loss) attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA.
Adjusted General and Administrative Expenses
Adjusted general and administrative expenses, as we define it, is a non-GAAP measure. Adjusted general and administrative expenses excludes the impact of deferred compensation plans funded through rabbi trusts and stock-based compensation expense. Adjusted general and administrative expenses assists us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operations, both on a segment and consolidated basis. See "—Results of Operations" for a reconciliation of general and administrative expenses to Adjusted general and administrative expenses.

ADR
ADR represents hotel room revenues divided by the total number of rooms sold in a given period. ADR measures the average room price attained by a hotel, and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. ADR is a commonly used performance measure in our industry, and we use ADR to assess the pricing levels that we are able to generate by customer group, as changes in rates have a different effect on overall revenues and incremental profitability than changes in occupancy, as described below.
Comparable system-wide and Comparable owned and leased
"Comparable system-wide" represents all properties we manage, franchise, or provide services to, including owned and leased properties, that are operated for the entirety of the periods being compared and that have not sustained substantial damage, business interruption, or undergone large-scale renovations during the periods being compared. Comparable system-wide also excludes properties for which comparable results are not available. We may use variations of comparable system-wide to specifically refer to comparable system-wide hotels or our all-inclusive resorts, for those properties that we manage, franchise, or provide services to within our management and franchising segment. "Comparable owned and leased" represents all properties we own or lease that are operated and consolidated for the entirety of the periods being compared and have not sustained substantial damage, business interruption, or undergone large-scale renovations during the periods being compared. Comparable owned and leased also excludes properties for which comparable results are not available. We may use variations of comparable owned and leased to specifically refer to comparable owned and leased hotels or our all-inclusive resorts, for those properties that we own or lease within our owned and leased segment. Comparable system-wide and comparable owned and leased are commonly used as a basis of measurement in our industry. "Non-comparable system-wide" or "non-comparable owned and leased" represent all properties that do not meet the respective definition of "comparable" as defined above.
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

The tables below provide a reconciliation of net income (loss) attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA:

	Three Months Ended September 30,
	2025	2024	Change
Net income (loss) attributable to Hyatt Hotels Corporation	$(49)	$471	$(520)	(110.4)%
Contra revenue	34	27	7	23.5%
Revenues for reimbursed costs	(903)	(867)	(36)	(4.1)%
Reimbursed costs	905	881	24	2.6%
Stock-based compensation expense (1)	14	9	5	42.9%
Transaction and integration costs	25	8	17	224.4%
Depreciation and amortization	83	81	2	1.9%
Equity (earnings) losses from unconsolidated hospitality ventures	34	13	21	161.7%
Interest expense	90	50	40	80.0%
(Gains) losses on sales of real estate and other	—	(514)	514	100.1%
Asset impairments	9	35	(26)	(75.2)%
Other (income) loss, net	4	(70)	74	105.1%
Provision for income taxes	33	137	(104)	(76.3)%
Net loss attributable to noncontrolling interests	(1)	—	(1)	NM
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	13	14	(1)	(6.5)%
Adjusted EBITDA	$291	$275	$16	5.6%
(1) Includes amounts recognized in general and administrative expenses, owned and leased expenses, and distribution expenses and excludes amounts recognized in transaction and integration costs.

	Nine Months Ended September 30,
	2025	2024	Change
Net income (loss) attributable to Hyatt Hotels Corporation	$(32)	$1,352	$(1,384)	(102.4)%
Contra revenue	69	56	13	22.0%
Revenues for reimbursed costs	(2,734)	(2,511)	(223)	(8.9)%
Reimbursed costs	2,756	2,570	186	7.2%
Stock-based compensation expense (2)	59	55	4	6.5%
Transaction and integration costs	130	26	104	412.2%
Depreciation and amortization	245	257	(12)	(4.7)%
Equity (earnings) losses from unconsolidated hospitality ventures	40	(32)	72	226.6%
Interest expense	230	128	102	79.1%
(Gains) losses on sales of real estate and other	2	(1,267)	1,269	100.2%
Asset impairments	23	52	(29)	(55.4)%
Other (income) loss, net	(68)	(152)	84	55.9%
Provision for income taxes	103	259	(156)	(60.5)%
Net income attributable to noncontrolling interests	2	—	2	NM
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	42	48	(6)	(12.5)%
Adjusted EBITDA	$867	$841	$26	3.1%
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
During the three months ended September 30, 2025, we sold one of the properties in the Playa Hotels Portfolio to an unrelated third party for $22 million and used the proceeds to repay $22 million of the DDTL Loans. We expect to close on the planned disposition of the 14 remaining properties in the Playa Hotels Portfolio by the end of 2025. Upon completion, we expect to successfully execute our commitment announced in February 2025 to realize at least $2.0 billion of proceeds from asset sales by the end of 2027. See Part I, Item 1, "Financial Statements—Note 7 and Note 10 to our Condensed Consolidated Financial Statements" for additional information. On October 30, 2025, we entered into a credit agreement with a syndicate of lenders that provides for a $1.5 billion senior unsecured revolving credit facility and matures in October 2030. The credit agreement refinanced and replaced in its entirety our credit agreement dated May 18, 2022.
We may, from time to time, seek to retire or purchase our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an ASR transaction. Such repurchases or exchanges, if any, will depend on prevailing market conditions, restrictions in our existing or future financing arrangements, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. During the quarter ended September 30, 2025, we returned $45 million of capital to our stockholders through $30 million of share repurchases and $15 million of quarterly dividend payments. At September 30, 2025, we had approximately $792 million remaining under the share repurchase program. See Part I, Item 1, "Financial Statements—Note 14 to our Condensed Consolidated Financial Statements" for additional information.
We believe that our cash position, short-term investments, cash from operations, borrowing capacity under our revolving credit and delayed draw term loan facilities, and access to the capital markets will be adequate to meet all of our funding requirements and capital deployment objectives in both the short term and long term.
Recent Transactions Affecting our Liquidity and Capital Resources
During both the nine months ended September 30, 2025 and September 30, 2024, various transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Nine Months Ended September 30,
	2025	2024
Cash provided by (used in):
Operating activities	$66	$398
Investing activities	(1,187)	983
Financing activities	867	(1,184)
Effect of exchange rate changes on cash	(13)	(11)
Change in cash, cash equivalents, and restricted cash classified within current assets held for sale	(50)	3
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(317)	$189
Cash Flows from Operating Activities
Cash provided by operating activities decreased $332 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to an increase in cash paid for interest and income taxes as well as transaction costs related to the Playa Hotels Acquisition.

Cash Flows from Investing Activities
During the nine months ended September 30, 2025:
•We acquired all of the issued and outstanding ordinary shares of Playa Hotels for $1,274 million, net of cash acquired.
•We invested $143 million in capital expenditures (see "—Capital Expenditures").
•We invested $40 million in HTM debt securities.
•We contributed $31 million to unconsolidated hospitality ventures.
•We received $22 million of net proceeds from the sale of one of the properties in the Playa Hotels Portfolio.
•We received $276 million of net proceeds from the sale of marketable securities and short-term investments.
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
Cash Flows from Financing Activities
During the nine months ended September 30, 2025:
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
•We repaid $22 million of the DDTL Loans using proceeds from the sale of one of the properties in the Playa Hotels Portfolio.
•We paid $24 million of withholding taxes for stock-based compensation.

•We paid three quarterly $0.15 per share cash dividends on outstanding shares of Class A and Class B common stock totaling $43 million.
•We repurchased 1,290,310 shares of Class A common stock for an aggregate purchase price of $179 million.
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
•We repaid the outstanding 2024 Notes at maturity for approximately $753 million, inclusive of $7 million of accrued interest.
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

	September 30, 2025	December 31, 2024
Consolidated debt (1)	$6,014	$3,782
Stockholders' equity	3,484	3,547
Total capital	9,498	7,329
Total debt-to-total capital	63.3%	51.6%
Consolidated debt (1)	6,014	3,782
Less: cash and cash equivalents and short-term investments (2)	(749)	(1,383)
Net consolidated debt	$5,265	$2,399
Net debt-to-total capital	55.4%	32.7%
(1) Excludes approximately $406 million and $370 million of our share of unconsolidated hospitality venture indebtedness at September 30, 2025 and December 31, 2024, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements. See Part I, Item 1, "Financial Statements—Note 13 to our Condensed Consolidated Financial Statements" for additional information.
(2) Excludes $50 million of cash and cash equivalents reclassified to current assets held for sale at September 30, 2025.

Capital Expenditures
We routinely make capital expenditures to enhance our business. As part of the planned disposition of the Playa Hotels Portfolio, we are committed to invest in certain renovation projects. We classify our capital expenditures into maintenance and technology and enhancements to existing properties. We have been, and will continue to be, disciplined with respect to our capital spending, taking into account our cash flows from operations.

	Nine Months Ended September 30,
	2025	2024
Maintenance and technology	$94	$94
Enhancements to existing properties	49	25
Total capital expenditures	$143	$119
Excluding the impact of the Playa Hotels Acquisition, capital expenditures decreased $11 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by renovation spend at certain owned hotels in 2024.
Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at September 30, 2025, as described in Part I, Item 1, "Financial Statements—Note 10 to our Condensed Consolidated Financial Statements." Interest on the outstanding Senior Notes is payable semi-annually.

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
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at September 30, 2025.
Revolving Credit Facility
Our revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions. At September 30, 2025, we had no balance outstanding. See Part I, Item 1, "Financial Statements—Note 10 to our Condensed Consolidated Financial Statements."
We are in compliance with all applicable covenants under the revolving credit facility at September 30, 2025.
On October 30, 2025, we entered into a credit agreement that refinanced and replaced in its entirety our credit agreement dated May 18, 2022. See Part I, Item 1 "Financial Statements—Note 20 to our Condensed Consolidated Financial Statements" for additional information.

Delayed Draw Term Loan Facility
On April 11, 2025, we entered into a credit agreement with a syndicate of lenders for a $1,700 million DDTL Facility. On June 11, 2025, we drew $1,700 million on the DDTL Facility and used the proceeds to finance the Playa Hotels Acquisition, repay certain indebtedness of Playa Hotels and its subsidiaries in connection with the acquisition, and pay related fees and expenses. The DDTL Loans mature in 2028 and bear interest, at our option, at base rate plus a range of 0.000% to 0.425% per annum, depending on our debt ratings, or Term SOFR plus a range of 0.815% to 1.425% per annum, depending on our debt ratings. We may prepay the outstanding aggregate principal amount, in whole or in part, at any time, subject to certain restrictions and upon notice to the administrative agent. We are required to prepay the DDTL Loans with proceeds of certain debt incurrences, equity issuances, and asset sales, and are also required, solely to the extent that the aggregate amount of voluntary and mandatory prepayments made on or prior to the second anniversary of the funding date does not exceed $500 million, to prepay the DDTL in an amount equal to such deficit on such second anniversary. The credit agreement contains customary affirmative, negative and financial covenants, representations and warranties, and default provisions. At September 30, 2025, we had $1,678 million of principal outstanding under the DDTL Facility. See Part I, Item 1, "Financial Statements—Note 7 and Note 10 to our Condensed Consolidated Financial Statements."
Letters of Credit
We issue letters of credit either under our revolving credit facility or directly with financial institutions. We had $106 million in letters of credit issued directly with financial institutions outstanding at September 30, 2025. At September 30, 2025, these letters of credit, which mature on various dates through 2026, had weighted-average fees of approximately 92 basis points. See Part I, Item 1, "Financial Statements—Note 13 to our Condensed Consolidated Financial Statements."
Critical Accounting Policies and Estimates
Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures in our condensed consolidated financial statements and accompanying Notes. We have disclosed those estimates that we believe are critical and require complex judgment in their application in our 2024 Form 10-K. At September 30, 2025, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them as previously disclosed in our 2024 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
At September 30, 2025, there have been no material changes to our market risk previously disclosed in response to Item 7A to Part II of our 2024 Form 10-K.
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
See Part I, Item 1, "Financial Statements—Note 12 and Note 13 to our Condensed Consolidated Financial Statements" for additional information related to tax and legal contingencies, respectively.
Item 1A. Risk Factors.
At September 30, 2025, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Item 1A to Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of our common stock on a settlement date basis during the quarter ended September 30, 2025:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
July 1 to July 31, 2025	—	$—	—	$821,629,420
August 1 to August 31, 2025	211,799	141.63	211,799	$791,631,277
September 1 to September 30, 2025	—	—	—	$791,631,277
Total	211,799	$141.63	211,799
(1)On May 8, 2024, our board of directors approved an expansion of our share repurchase program. Under such approval, we are authorized to purchase up to an additional $1,000 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an ASR transaction. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time and does not have an expiration date. At September 30, 2025, we had approximately $792 million remaining under the share repurchase program. See Part I, Item 1, "Financial Statements—Note 14 to our Condensed Consolidated Financial Statements" for additional information.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of Hyatt Hotels (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-34521) filed with the Securities and Exchange Commission on August 8, 2025)

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 16, 2022)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

HYATT HOTELS CORPORATION

Date:	November 6, 2025	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

HYATT HOTELS CORPORATION

Date:	November 6, 2025	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)