Form 10-K
period 2025-12-31
Hyatt Hotels Corp
filed 2026-02-13
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
At June 30, 2025, the aggregate market value of the registrant's Class A common stock, $0.01 par value, held by non-affiliates of the registrant was approximately $5,626 million (based upon the closing sale price of the Class A common stock on June 30, 2025 on The New York Stock Exchange). The market value of the registrant's Class B common stock is not included in the above value as there is no active market for such stock.
At January 31, 2026, there were 41,336,292 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 53,131,473 shares of the registrant's Class B common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2026 Annual Meeting of Stockholders to be held on May 20, 2026.

HYATT HOTELS CORPORATION

FISCAL YEAR ENDED DECEMBER 31, 2025

Disclosure Regarding Forward-Looking Statements
This annual report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, and financial performance, and prospective or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance, or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," "commit," "goal," "target," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
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
•the impact of global tariff policies or regulations;
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
•failure to successfully complete proposed transactions, including the failure to satisfy closing conditions or obtain required approvals;
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
As used in this annual report:
•"colleagues" refers to approximately 242,000 individuals (of which we directly employ approximately 50,000) working at our corporate and regional offices, our managed, franchised, owned, and leased properties in 83 countries around the world, the Bahia Principe Hotels & Resorts properties that are managed by a consolidated hospitality venture, and the Unlimited Vacation Club business that we manage;
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
•"properties," "portfolio of properties," or "property portfolio" refer to our hotel portfolio and residential and vacation units that we operate, manage, franchise, own, lease, develop, license, or to which we provide services or license our trademarks, including under the Park Hyatt, Alila, Miraval, Impression by Secrets, The Unbound Collection by Hyatt, Andaz, Thompson Hotels, The Standard, Dream Hotels, The StandardX, Breathless Resorts & Spas, JdV by Hyatt, Bunkhouse Hotels, Me and All Hotels, Zoëtry Wellness & Spa Resorts, Hyatt Ziva, Hyatt Zilara, Secrets Resorts & Spas, Dreams Resorts & Spas, Hyatt Vivid Hotels & Resorts, Bahia Principe Hotels & Resorts, Alua Hotels & Resorts, Sunscape Resorts & Spas, Grand Hyatt, Hyatt Regency, Destination by Hyatt, Hyatt Centric, Hyatt Vacation Club, Hyatt, Caption by Hyatt, Unscripted by Hyatt, Hyatt Place, Hyatt House, Hyatt Studios, Hyatt Select, and UrCove brands;
•"residential units" refer to residential units that we manage, own, or to which we provide services or license our trademarks, including Hyatt-branded residential units that are either for sale or owned by a third-party and participating in a voluntary rental management program, which are typically located within or adjacent to a full service hotel that is a member of our portfolio of properties or in stand-alone developments; and
•"vacation units" refer to the fractional and timeshare vacation properties we license our trademarks to and that are part of Hyatt Vacation Club.
Additionally, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other trade names or marks owned by such hotels or licensed by third parties.
Park Hyatt®, Alila®, Miraval®, Impression by Secrets, The Unbound Collection by Hyatt®, Andaz®, Thompson Hotels®, The Standard®, Dream® Hotels, The StandardX®, Breathless Resorts & Spas®, JdV by Hyatt®, Bunkhouse® Hotels, Me and All Hotels, Zoëtry® Wellness & Spa Resorts, Hyatt Ziva®, Hyatt Zilara®, Secrets® Resorts & Spas, Dreams® Resorts & Spas, Hyatt Vivid® Hotels & Resorts, Alua Hotels & Resorts®, Sunscape® Resorts & Spas, Grand Hyatt®, Hyatt Regency®, Destination by Hyatt®, Hyatt Centric®, Hyatt Vacation Club®, Hyatt®, Caption by Hyatt®, Unscripted by Hyatt, Hyatt Place®, Hyatt House®, Hyatt Studios®, Hyatt Select, Hyatt Residences®, World of Hyatt®, Hyatt Resorts™, ALG Vacations®, Amstar®, Apple Vacations®, Funjet Vacations®, Travel Impressions®, Blue Sky Tours®, CheapCaribbean.com®, BeachBound®, Trisept Solutions®, Mr & Mrs Smith, and related trademarks, service marks, trade names, and logos appearing in this annual report are the property of Hyatt Corporation or another wholly owned subsidiary of Hyatt Hotels Corporation. All other trademarks, trade names, or service marks appearing in this annual report are the property of their respective owners.

Part I
Item 1.    Business.
Overview
Hyatt Hotels Corporation is a global hospitality company with widely recognized, industry-leading brands and a tradition of innovation developed over our almost 70-year history.
Hyatt's portfolio of properties consists of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential and vacation units. We also offer distribution and destination management services through ALG Vacations and distribution services through Mr & Mrs Smith, a boutique and luxury global travel platform. On June 17, 2025, we completed the acquisition of Playa Hotels & Resorts N.V. ("Playa Hotels" or the "Playa Hotels Acquisition"), a leading owner, operator, and developer of all-inclusive resorts in Mexico, the Dominican Republic, and Jamaica. At December 31, 2025, our hotel portfolio consisted of 1,528 hotels and all-inclusive resorts (372,763 rooms). See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" for a breakdown of our portfolio. Our colleagues and hotel general managers are supported by our regional management teams, located in cities around the world, and our executive management team, headquartered in Chicago.
Our offering includes brands across five distinct portfolios. The Luxury Portfolio includes Park Hyatt, Alila, Miraval, Impression by Secrets, and The Unbound Collection by Hyatt; the Lifestyle Portfolio includes Andaz, Thompson Hotels, The Standard, Dream Hotels, The StandardX, Breathless Resorts & Spas, JdV by Hyatt, Bunkhouse Hotels, and Me and All Hotels; the Inclusive Collection includes Zoëtry Wellness & Spa Resorts, Hyatt Ziva, Hyatt Zilara, Secrets Resorts & Spas, Dreams Resorts & Spas, Hyatt Vivid Hotels & Resorts, Bahia Principe Hotels & Resorts, Alua Hotels & Resorts, and Sunscape Resorts & Spas; the Classics Portfolio includes Grand Hyatt, Hyatt Regency, Destination by Hyatt, Hyatt Centric, Hyatt Vacation Club, and Hyatt; and the Essentials Portfolio includes Caption by Hyatt, Unscripted by Hyatt, Hyatt Place, Hyatt House, Hyatt Studios, Hyatt Select, and UrCove. We also manage, provide services to, or license our trademarks with respect to residential units that are either for sale or owned by a third-party and participating in a voluntary rental management program, which are typically located within or adjacent to a Hyatt-branded full service hotel or in stand-alone developments. We consult with third parties on the design and development of such mixed-use projects. We license certain of our trademarks with respect to vacation units, which are part of Hyatt Vacation Club. We offer a short-term vacation rental platform, Homes & Hideaways by World of Hyatt, that features direct booking for short-term private home rentals in the United States ("U.S.").
We primarily derive our revenues from the provision of management, franchising, and hotel services, licensing of our portfolio of brands to franchisees and other hospitality-related businesses, including the Unlimited Vacation Club, operation of our owned and leased hotel portfolio, and provision of distribution and destination management services. For the year ended December 31, 2025, revenues totaled $7,101 million, net loss attributable to Hyatt Hotels Corporation totaled $52 million, and Adjusted EBITDA totaled $1,159 million. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics Evaluated by Management—Adjusted Earnings Before Interest Expense, Taxes, Depreciation, and Amortization ("Adjusted EBITDA")" for our definition of Adjusted EBITDA, how we utilize it, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to Adjusted EBITDA for the periods presented.
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
World of Care
World of Care is our commitment to caring for people, the planet, and responsible business and a reflection of our purpose. Our World of Care pillars reflect our continuous engagement with colleagues, guests, customers, owners, investors, and communities to understand what is important to them. Through ongoing listening with these stakeholders and sharing information on our efforts, we strive to evolve our strategy and drive positive impact across communities.
•Caring for People: We care for the wellbeing of our colleagues, guests, customers, owners, and communities and are committed to advancing a culture of opportunity. Our efforts are focused on colleague development, wellbeing, human rights, inclusion, and community engagement and volunteerism.
•Caring for the Planet: As a global brand, we recognize that caring for the planet is integral to caring for people and we are committed to advancing environmental action. We seek to drive change in our communities with a focus on climate change and water conservation, waste and circularity, responsible sourcing, and thriving destinations.
•Caring for Responsible Business: Our commitment to caring for all our stakeholders drives what we do and how we work. It guides how we care for our people, communities, and planet, how we protect information and assets, how we demonstrate integrity in our business dealings, how we communicate honestly and transparently, and how we act as responsible professionals. Our Code of Business Conduct and Ethics reflects these commitments and provides a framework for making ethical business decisions.
Our Competitive Strengths
We have significant competitive strengths that support our mission to deliver distinctive experiences for our guests and customers, drive growth, and create value for our colleagues, guests, customers, owners, and stockholders.
•World Class Brands.   Inspired by a deep understanding of customer, owner, and guest needs, our offering includes a global suite of distinct brands across five portfolios. We believe our brand portfolios are differentiated from competitors and intently focused on serving guests and customers at the high end of each segment in which our brands operate.
•Global Platform with Compelling Growth Potential.    Our existing global brand presence is widely distributed, our hotels operate in some of the most populous urban centers and highly desirable resort destinations around the globe, and we believe our existing hotels, located in key markets, provide us with a strong platform from which to intently pursue new growth opportunities in markets where our brands are less prevalent.
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
•Strong Capital Base and Disciplined Financial Approach.    Our approach is to maintain appropriate levels of financial leverage through industry cycles and downturns. At December 31, 2025, we had $813 million of cash and cash equivalents and short-term investments and approximately $1.5 billion of available borrowing capacity under our revolving credit facility. We believe our balance sheet strength positions us to take advantage of strategic opportunities to expand our presence and continue to grow our business over time.
•Diverse Exposure to Management and Hotel Services, Franchising, and Ownership.    Our global mix of managed, franchised, owned, and leased properties provides a broad and diverse base of revenues, profits, and cash flows and provides flexibility to evaluate growth opportunities across our lines of business.

•High-Quality Owned Hotels Located in Desirable Markets are a Source of Capital for New Growth Investments.    We believe our owned assets provide us the opportunity to unlock additional shareholder value through dispositions that provide cash proceeds to fund additional strategic investments or return capital to our stockholders.
Our Business Strategy
Our enterprise strategy to drive long-term sustainable growth and create value for all stakeholders remains grounded in:
•Maximizing Our Core Business: We continue to grow and operate our core business with excellence in order to be best-in-class while generating profits for owners and to fuel our growth.
•Integrating New Growth Platforms: We seek to identify and integrate new opportunities to advance care for our guests and customers and strengthen loyalty to our brands.
•Optimizing Capital and Resource Deployment: We take a comprehensive and disciplined approach to our deployment of capital and resources to expand our management and franchising business, invest in new growth platforms, and, when appropriate, return capital to our stockholders.
In 2025, we evolved our enterprise structure to support an insights-led and brand-focused approach, positioning Hyatt to become the most responsive, innovative, and best-performing hospitality company – and ultimately, the most chosen by our stakeholders. In 2026, we will build on this momentum by focusing on the continued elevation of our brands, talent, and use of technology, which together we believe will drive value and scale performance.
Description of Brands

Brand (3)	Chain Scale (4)	Customer Base	Rooms at December 31, 2025 (1), (2)
			Managed (5)	Franchised	Owned and Leased (6)
Luxury Portfolio
	Luxury	Leisure and business; meetings; social events	8,827	—	549
	Luxury	Leisure and business; meetings; social events	1,947	—	—
	Luxury/Wellness	Leisure and business; adult-only; meetings	—	—	383
	Luxury All-Inclusive	Leisure; adult-only	323	—	—
	Luxury	Leisure and business; meetings	3,111	6,167	—

Lifestyle Portfolio
Luxury	Leisure and business; meetings; social events	6,748	715	507
Luxury	Leisure and business; meetings; social events	3,382	472	—
Upper Upscale	Leisure and business; meetings; social events	1,386	580	—
Upper Upscale	Leisure and business; meetings; social events	808	178	—
Upper Upscale	Leisure	187	—	—
Luxury All-Inclusive	Leisure and business; adult-only; meetings; social events	2,311	—	—
Upper Upscale	Leisure and business; meetings	2,267	6,069	—
Upper Upscale	Leisure and business; meetings; social events	498	—	—
Upscale	Leisure and business	—	1,364	—

Inclusive Collection
Luxury All-Inclusive	Leisure; adult-oriented	543	—	—
Luxury All-Inclusive	Leisure and business; meetings; social events; families	2,578	—	—
Luxury All-Inclusive	Leisure and business; adult-only; meetings; social events	1,320	—	—
Luxury All-Inclusive	Leisure and business; adult-only; meetings; social events	10,697	—	—
Luxury All-Inclusive	Leisure and business; meetings; social events; families	14,712	—	—
Upper Upscale All-Inclusive	Leisure; adult-only	924	—	—
Upper Upscale All-Inclusive	Leisure; social events; families	11,648	—	—
Upscale All-Inclusive	Leisure	7,443	—	1,262
Upper Upscale All-Inclusive	Leisure; families	4,147	—	—

Classics Portfolio
Luxury	Leisure and business; meetings; social events	32,232	1,331	904
Upper Upscale	Leisure and business; meetings; social events; conventions; associations	73,056	22,694	3,355
Luxury	Leisure and business; meetings; social events; associations	2,375	4,431	—
Upper Upscale	Leisure and business; meetings	7,269	7,554	138
Vacation Ownership	Owners of vacation units; leisure	—	—	—
Upper Upscale	Leisure and business; meetings	1,206	969	1,298

Essentials Portfolio
Upscale	Leisure and business	623	377	—
Upscale	Leisure and business	1,598	256	—
Upscale	Leisure and business; meetings	14,887	51,735	794
Upscale	Extended-stay guests; leisure and business; meetings	3,365	17,031	—
Upper Midscale	Extended-stay guests; leisure and business	—	242	—
Upper Midscale	Leisure and business	—	203	—
Upper Midscale	Leisure and business; meetings	—	10,147	—
(1) Figures include properties in our system that are not yet operating under such brand, but are expected to rebrand to such brand at a future date.
Figures do not include the following:
•8 unbranded properties (8,640 rooms) in the Americas and Europe;
•22 vacation units (1,997 rooms); and
•1,260 unaffiliated Mr & Mrs Smith properties (42,129 rooms) available through hyatt.com. At December 31, 2025, the Mr & Mrs Smith platform included approximately 2,400 properties (approximately 109,000 rooms) that pay commissions through our distribution segment revenues.
(2) At December 31, 2025, we had 42 residential units (4,696 rooms), certain of which are included in the figures above.
(3) The UrCove brand is owned by an unconsolidated hospitality venture, and the Bahia Principe Hotels & Resorts brand is owned by a consolidated hospitality venture, each between a Hyatt affiliate and an unrelated third party.
(4) Chain scale primarily represents industry standard hotel groupings with the exception of wellness, all-inclusive, and vacation ownership, which represent internal designations.
(5) Includes properties that we manage or provide services to.
(6) Figures do not include unconsolidated hospitality ventures.
Luxury Portfolio
Park Hyatt
Park Hyatt hotels are a home for guests who value quiet luxury. Each property is thoughtfully crafted and operated with an intuitive understanding of the needs and desires of discerning global travelers. As Hyatt's most elevated brand, the Park Hyatt brand features properties designed for elegant and understated luxury in the world's cultural and financial capitals as well as in tailored escapes beyond them.

Alila
The Alila brand is where design becomes one with nature—sublime, transparent, and deeply connected to place. Each retreat is shaped by its environment, offering elemental experiences that restore body, soul, and earth. Guided by a light footprint and a design language that honors simplicity, the Alila brand creates immersive, meaningful moments that invite guests to live in harmony with the natural world while experiencing the essence of every destination.
Miraval
The Miraval brand is a purpose-built wellness sanctuary where personalized journeys inspire rest, renewal, and reconnection. Each stay is thoughtfully designed to meet guests wherever they are on their path to wellbeing—offering experiences that nurture balance, spark inspiration, and cultivate mindfulness. Guided by intention and crafted with care, the Miraval brand empowers guests to pause, breathe, and rediscover harmony in mind, body, and spirit.
Impression by Secrets
The Impression by Secrets brand is an inclusive haven for discerning adults seeking sophisticated intimacy, serenity, and artful indulgence. Each resort is meticulously crafted with extraordinary attention to detail—where design, service, and experience come together in perfect harmony. Here, every moment is immersive and deeply personal, offering elevated all-inclusive luxury that transcends expectation and celebrates the art of refined connection.
The Unbound Collection by Hyatt
The Unbound Collection by Hyatt brand is a collection of independent, story-worthy properties rich with character and texture. Each destination invites discovery through its own distinct narrative—celebrating individuality, authenticity, and a sense of place. United by the trusted excellence of Hyatt, this impressive collection empowers guests to create their own stories within hotels that are anything but ordinary.
Lifestyle Portfolio
Andaz
Andaz, translated from Hindi, means "personal style." Designed for those with a global sensibility, Andaz hotels are grounded in their local surroundings and infused with local culture. The brand's personalized, attentive service leaves guests feeling empowered and energized to explore themselves and the world around them, leaving them enriched and energized.
Thompson Hotels
Thompson Hotels provide a sophisticated home base when traveling. The brand is focused on the classics done with a refined sensibility and distinctive sense of style, which are housed in an environment where culture thrives. A style conscious original that juxtaposes classic and modern sensibilities to deliver a culturally rich environment that blends business and leisure.
The Standard
The Standard hotels create culturally-inspired, socially-driven entertainment destinations in some of the world's most inspiring locations. From its carefully curated food and beverage offerings to vibrant events that engage both locals and travelers, The Standard has become one of the most celebrated brands in the industry for over 25 years.
Dream Hotels
Dream Hotels bring the party to its guests with eye-catching aesthetics and vibrant social spaces where guests and locals mingle in search of a good time. Dream Hotels are located in urban destinations and emerging neighborhoods surrounding city centers. Each location's distinct influence creates a lively and amplified hospitality experience.
The StandardX
The StandardX brand brings The Standard brand's signature "cool factor" to smaller hotels, and up-and-coming neighborhoods, with properties that pack style, culture, and attitude into a smaller footprint. Each StandardX hotel embodies a stripped-back, potent sense of style, often located in areas on the cusp of transformation, where X marks the spot for the next big thing.

Breathless Resorts & Spas
Breathless Resorts & Spas are adult-only, all-inclusive properties for guests seeking an activated beachfront experience in a social setting. These resorts offer modern accommodations, spas, meetings and event spaces, and compelling dining and beverage options. The experience is infused with a spirit of escape people expect from a beach-side destination, layered with unexpected moments of delight.
JdV by Hyatt
The JdV by Hyatt brand offers a collection of vibrant, independent hotels with a unique character and infused with joy that are true reflections of the urban neighborhoods they call home. Each hotel provides an experience that is inclusive in spirit and space, that brings people together with joy-driven service. Embracing its namesake of "joie de vivre," each property invites guests and locals to connect and celebrate the joys of life and travel.
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
Inclusive Collection
Zoëtry Wellness & Spa Resorts
Zoëtry Wellness & Spa Resorts offer a relaxed, more intimate, and pampering all-inclusive experience in a beachfront, boutique setting. These resorts offer enrichment experiences focusing on local culture, nature, art, and wellbeing through indigenous spa treatments, environmentally conscious practices, and local workshops and activities.
Hyatt Ziva
Hyatt Ziva resorts are where families of all ages come together to celebrate connection, joy, and discovery. Designed to make family travel effortless and fun, these turnkey all-inclusive resorts deliver cheerful and unique experiences filled with unexpected moments and lasting memories. From vibrant activities to locally inspired dining and entertainment, Hyatt Ziva resorts create the perfect setting for families to relax, play, and make the most of their time together.
Hyatt Zilara
Hyatt Zilara resorts are an elevated, adult-only all-inclusive escape designed for those who seek to recharge, reconnect, and savor every moment. Thoughtfully crafted for couples and groups, each resort blends sophistication with relaxation—offering inspired cuisine, immersive experiences, and spaces that invite both intimacy and celebration. At Hyatt Zilara resorts, every detail is designed to turn time away into time well spent.
Secrets Resorts & Spas
Secrets Resorts & Spas are crafted for adults seeking intimate getaways and meaningful quality time and connection. A mature, romance-forward all-inclusive brand, Secrets Resorts & Spas offer serene beachfront settings where every detail inspires closeness and indulgence. With sophisticated accommodations, elevated dining, and experiences designed for two, Secrets Resorts & Spas create the perfect atmosphere for couples to unwind, rekindle, and celebrate one another.
Dreams Resorts & Spas
Dreams Resorts & Spas are designed for families who want it all—time together, time apart, and time to simply enjoy. Offering dedicated spaces and experiences for every moment, Dreams Resorts & Spas deliver an all-inclusive escape where kids can play, couples can reconnect, and families can make memories that last. With its broad appeal and event-driven versatility, Dreams Resorts & Spas blend family-friendly comfort with elevated service and effortless fun.

Hyatt Vivid Hotels & Resorts
Hyatt Vivid Hotels & Resorts is a casual, all-inclusive brand created for NextGen travelers who value freedom, connection, and authentic experiences. Designed with a relaxed spirit and modern sensibility, each resort invites guests to set their own pace—whether it's socializing, exploring, or simply unwinding. With flexible programming, approachable style, and a focus on genuine connection, Hyatt Vivid Hotels & Resorts redefine all-inclusive for a new generation of travelers.
Bahia Principe Hotels & Resorts
Bahia Principe Hotels & Resorts offer vibrant all-inclusive vacations at an exceptional value in iconic sun-and-beach destinations. Each location invites guests to vacation fully and freely at lively resorts set in culturally rich destinations that celebrate the local character and environment.
Alua Hotels & Resorts
Alua Hotels & Resorts offer easy, sun-soaked escapes where simplicity and quality live in harmony. Designed for travelers seeking relaxed, carefree getaways, Alua Hotels & Resorts deliver the perfect balance of comfort, style, and value. With bright coastal settings, welcoming spaces, and a flexible resort experience, Alua Hotels & Resorts invite guests to unwind, enjoy, and savor the effortless pleasures of seaside living.
Sunscape Resorts & Spas
Sunscape Resorts & Spas offer budget-conscious vacations focused on family fun. These all-inclusive, family-friendly beachfront resorts provide a fun setting for the entire family. Each location offers a supervised kids club for younger guests, along with an array of activities and entertainment. Sunscape Resorts & Spas provide comfortable accommodations, flexible dining options, including kid-friendly menus, and exciting features like water parks and splash zones.
Classics Portfolio
Grand Hyatt
Grand Hyatt hotels offer landmark hospitality experiences in many of the world's most dynamic destinations, serving as social hubs where guests gather, dine, celebrate, and connect. Designed as destinations within destinations, these expansive hotels combine dramatic architecture, multicultural design, and elevated service to create a sense of occasion in every moment. Diverse restaurants and bars, luxury wellness offerings, and extensive meeting and event spaces support both leisure and business needs. Grand Hyatt hotels appeal to travelers seeking grand-scale experiences, blending the energy of major cities with the refinement and elegance of a global icon.
Hyatt Regency
Hyatt Regency hotels deliver a balance of functionality, consistency, and genuine care, offering reliable spaces where people can connect and be their best. Designed for both business and leisure travelers, these hotels and resorts provide seamless meeting and event capabilities alongside thoughtful amenities for families and individuals alike. Rooted in reliability and elevated by authentic hospitality, Hyatt Regency hotels foster inviting, community-oriented environments that support productivity, personal connection, and relaxation. The brand's long-standing commitment to intuitive, open-hearted service ensures enriching experiences that resonate across cultures, generations, and travel occasions.
Destination by Hyatt
The Destination by Hyatt brand is a collection of one-of-a-kind hotels and resorts shaped by the distinctive character of their surroundings. Each property embodies a deep sense of place, where design, experiences, and service reflect the spirit of the destination itself. Warm, authentic hospitality invites guests to explore, connect, and feel a genuine sense of belonging. Purposefully crafted and rooted in immersive discovery, Destination by Hyatt hotels enable travelers to embrace the individuality of each location and engage meaningfully with the people and culture that make it unique.
Hyatt Centric
Hyatt Centric hotels are modern, full service destinations designed for curious travelers who want to plug into the city quickly and explore with ease. Located in the heart of the action, each property offers flexible design, intuitive amenities, and vibrant social spaces that serve as a launch pad for discovery. Locally inspired touches and engaging service help guests live, work, and connect seamlessly throughout their stay. As energetic home bases for modern explorers, Hyatt Centric hotels prepare guests to dive into the best of each destination and make every experience feel distinctive and memorable.

Hyatt Vacation Club
Hyatt Vacation Club is Hyatt's vacation ownership brand, offering members flexible access to regionally inspired, residential-style properties designed for meaningful time away with family and friends. Through a points-based ownership model, members can occupy their vacation home, exchange time across other Hyatt Vacation Club locations, convert stays into World of Hyatt bonus points, or travel throughout the broader Hyatt portfolio. Rooted in the belief that vacations foster connection and renewal, the brand provides warm, attentive service and relaxed environments that help guests create lasting memories. Hyatt Vacation Club enables travelers to vacation with intention through choice, flexibility, and human-centered experiences.
Hyatt
Hyatt hotels are smaller-sized properties located in convenient business and leisure destinations, designed to help guests make the most of every stay. Whether visiting for an important meeting, exploring a new city, or reconnecting with family and friends, these hotels offer comfortable, contemporary rooms and thoughtfully designed social and dining spaces that support a range of travel needs. Guided by colleagues who provide intuitive, genuine care, Hyatt hotels deliver warm, reliable hospitality and helpful local insight. The brand's approachable scale and people-first service create seamless, enjoyable stays that adapt naturally to each guest's purpose for travel.
Essentials Portfolio
Caption by Hyatt
Caption by Hyatt hotels are lively, social spaces made for travelers who value vibe, convenience, and community. Designed with a bold, lifestyle-light sensibility, each hotel blends style and substance. From relaxing and grabbing a bite to meeting new people, Caption by Hyatt hotels invite guests to enjoy spaces that feel authentic to their neighborhood and alive with local character.
Unscripted by Hyatt
The Unscripted by Hyatt brand is a collection of independent hotels defined by individuality and anchored by Hyatt's trusted standards of quality. Designed as the lightest-touch way for hotel owners to enter the Hyatt system, the Unscripted by Hyatt brand allows each property to maintain its own authentic character while benefiting from the strength, reach, and assurance of the Hyatt brand. For travelers, it's an invitation to discover one-of-a-kind stays—each with its own story, all backed by the confidence of Hyatt.
Hyatt Place
The Hyatt Place brand is designed for seamless travel, offering intuitive spaces that help guests stay productive, relaxed, and connected. Every element serves a purpose—delivering what matters most and nothing unnecessary. As a focused-service brand, Hyatt Place hotels balance comfort, value, and consistency, creating efficient experiences that satisfy guests while driving strong performance for owners. Thoughtful design, reliable service, and modern simplicity make Hyatt Place hotels the smart choice for travelers on the go.
Hyatt House
The Hyatt House brand offers the space, comfort, and convenience guests need to truly settle in—whether staying for work, family, or life in transition. Designed for extended stays, each hotel features apartment-style suites with fully equipped kitchens and thoughtfully designed living areas that feel like home. With inviting social spaces, convenient amenities, and the trusted care of Hyatt, Hyatt House hotels help guests maintain their everyday routine with ease, wherever they are staying.
Hyatt Studios
Hyatt Studios is a modern upper-midscale extended-stay brand thoughtfully designed with both guests and developers in mind. Each property features spacious, studio apartment-style suites equipped with everything needed for a comfortable, convenient stay. Blending smart, efficient design with contemporary amenities, the Hyatt Studios brand offers a reliable and welcoming home base for extended-stay travelers—delivering comfort, flexibility, and value.

Hyatt Select
Hyatt Select is an upper-midscale transient brand that seamlessly delivers the essentials with a fresh, modern take—perfectly tailored for guests who live life on the go. Guests can expect friendly service and a comfortable stay, with standard guestrooms and suites that include a dedicated workspace, refreshment zone, and sitting area. Hyatt Select hotels offer thoughtful amenities such as a complimentary hot breakfast, a 24 hours a day, seven days a week self-service market, fitness center, and a multifunctional lobby where guests can eat, work, or relax.
UrCove
The UrCove brand is designed specifically to meet aspiring travelers' preferences and growing expectations for a seamless, comfortable, and premium travel experience in the upper-midscale market in the Chinese Mainland. Hotels in the UrCove brand, which is short for "your cove," blend comfort and convenience for the modern traveler through thoughtful service, spacious rooms, delicious food, and a relaxed, yet refined ambiance.
ALG Vacations, Amstar, and Trisept Solutions
ALG Vacations focuses on providing memorable vacation experiences around the world with an emphasis on Mexico and the Caribbean. As one of the largest sellers of vacation packages and charter flights in the United States, ALG Vacations operates a number of leading brands in vacation and travel, including Apple Vacations, Funjet Vacations, Travel Impressions, Blue Sky Tours, CheapCaribbean.com, and BeachBound. ALG Vacations also markets and distributes certain products through an affiliation with the airline vacation brand United Vacations.
The ALG Vacations business includes Amstar, a destination management business, and Trisept Solutions, a technology platform for travel merchandise and distribution. Amstar provides world-class expertise in destination services, transfers, and excursions to individuals, travel agencies, groups, corporations, tour operators, and meeting planners throughout seven countries and 39 destinations in the Americas.
Mr & Mrs Smith
Mr & Mrs Smith is a boutique and luxury global travel platform offering direct booking access to a carefully curated and growing collection of approximately 2,400 boutique and luxury properties in some of the world's most desirable locations. Hotel listing is by invitation only through a selective process, including required site visits by a diverse community of trusted tastemakers. Approximately 1,300 of these stand-out, style-led properties are available to book through hyatt.com.
Business Segment, Revenues, and Geographical Information
We manage our business within the following reportable segments:
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
Within overhead, we include unallocated corporate expenses.
Management and Hotel Services Agreements
We manage and provide hotel services to hotels worldwide pursuant to management and hotel services agreements. Our management and hotel services agreements typically provide for a two-tiered fee structure that compensates us both for the revenue we generate for the property as well as for the profitability of hotel operations. In these two-tier fee structures, tier one is a base fee that is usually an agreed-upon percentage of gross revenues from hotel operations, and tier two is an incentive fee that is typically calculated as a percentage of a hotel profitability measure, such as gross operating profit, adjusted profit, or the amount by which gross operating profit or adjusted profit exceeds a specified threshold. Outside of the United States, some management and hotel services agreements have structures more dependent on hotel profitability measures, either (i) through a single management fee structure where the entire fee is based on a profitability measure or (ii) because our two-tier fee structure is more heavily weighted toward the incentive fee than the base fee. Certain of our hotel services agreements provide for a single-tier fee structure based on either an agreed-upon percentage of revenues generated from the hotel or a percentage of revenues in excess of an agreed-upon threshold amount.
In addition to our management and hotel services fees, we charge owners for certain services provided by us on a centralized or regional basis, including, without limitation, centralized reservation functions, certain sales functions, digital and technology, digital media, national advertising, certain marketing and promotional services, human resource services, insurance programs, and other corporate services.
Terms and Renewals
The approximate average remaining term of our management and hotel services agreements with third-party owners and consolidated and unconsolidated hospitality ventures in all regions (other than for properties currently under development) is 16 years for full service hotels, 13 years for select service hotels, and 12 years for all-inclusive resorts, in each case assuming no renewal options are exercised by either party. Including exercise of extension options in Hyatt's sole discretion, the approximate average remaining term of our management and hotel services agreements in all regions (other than for properties currently under development) is 19 years for full service hotels, 20 years for select service hotels, and 14 years for all-inclusive resorts.
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
Terms and Renewals
The standard term of our franchise agreements is typically 20 years. At expiration, franchisees typically have the option to enter into a 10-year successor franchise agreement, assuming the franchisee has complied with franchise agreement requirements and standards. Certain of our franchise agreements have renewal options at our discretion, generally triggered if the franchisee has failed to exercise its renewal option, or upon the mutual agreement of the parties. We have the right to terminate franchise agreements upon specified events of default, including non-payment of fees and non-compliance with brand standards. In the event of early termination for any reason, our franchise agreements typically set forth liquidated damages our franchisees must pay to us upon termination.
The average remaining base term of our franchise agreements for our select service hotels, full service hotels, and all-inclusive resorts in all regions (other than those currently under development) is approximately 14 years.
Sales and Revenue Management, Marketing, and Reservation Systems and Global Care Centers
Sales and Revenue Management
We deploy global, national, and regional sales teams. The global team is responsible for our largest and most significant accounts doing business globally. The national teams primarily focus on mid-tier accounts along with driving new or incremental accounts for our portfolio of properties. The regional teams are responsible for large accounts that typically do business within multiple hotels in one region. The global, national, and regional sales teams coordinate efforts with the hotel sales teams. In-house hotel sales colleagues are focused on local and regional business opportunities, as well as securing business generated from our key global, national, and regional accounts.
Our corporate sales organizations are focused on growing market share with key accounts, identifying new business opportunities, and maximizing our local customer base. Our key accounts consist of major corporations; national, state, and regional associations; specialty market accounts, including social, government, military, educational, religious, and fraternal organizations; travel agency and luxury organizations; and a broad and diverse group of individual consumers. Our global, national, and regional sales teams target multiple brands to key customer accounts within these groups. No single customer is material to our business. Our global, national, and regional teams consist of colleagues at sales offices around the world who are focused on group business, corporate and leisure traveler accounts, and travel agencies.
Sales colleagues use our proprietary sales tool to manage the group rooms forecast, maintain an inventory of definite and tentative group rooms booked each day, streamline the process of checking guest room availability and rate quotes, and determine meeting room availability.
We seek to maximize revenues in each hotel we operate through a team of revenue management professionals, and we also provide revenue management services to franchisees upon request. Our revenue management leaders use proprietary software that enables colleagues to benefit from enhanced modularity and flexibility, increased automation and efficiency, improved rate management, and the ability to drive deeper collaboration across commercial teams. The goal of revenue management is to secure the right customers, on the right date, at the right price, and help drive hotel margins.
Marketing
We are focused on the high-end traveler, positioning our offerings at the top of each segment in which our brands operate. Our marketing strategy is designed to drive incremental bookings, loyalty, and community through global, regional, field, and digital marketing efforts. Building and differentiating each of our brands is critical to increasing Hyatt's brand preference. We are focused on targeting the distinct guest segments that each of our brands serve and supporting the needs of the hotels by thorough analysis and application of data and analytics. We also evaluate, experiment with, and implement various artificial intelligence ("AI") tools or solutions to assist in these efforts and drive greater personalization for guests, members, and customers. The World of Hyatt loyalty program and our digital platforms are also key components of building loyalty and driving revenue. The loyalty program focuses on deepening relationships with members, driving repeat stays, guest satisfaction, recognition, and differentiated services and experiences for our most loyal guests. Our digital platforms are our primary distribution channels providing guests, customers, and members with an efficient source of information about our hotels, distinct brand experiences, and a seamless booking experience. With a combined focus on increasing brand awareness, building a community of loyalists, and enhancing digital engagement through personalized experiences, our marketing is aimed at Hyatt becoming the most preferred hospitality brand.
Reservation Systems and Global Care Centers
We have a proprietary central reservation system that provides a comprehensive view of inventory, while allowing for local management of rates based on demand. Through this system, we are able to allow bookings and subsequent maintenance of bookings by hotels directly, via telephone through our global care centers, by travel agents, by corporate clients, and through digital platforms. We have made significant progress migrating to a new central reservation system, which is enhancing our reservation capabilities, streamlining operations, and delivering an efficient search and booking process. The new system is designed to make the guest search and booking process even smoother and increase visibility for property availability through flexible calendar search, an enhanced rooms rates and view, and an efficient booking process.
We have 21 global care centers that service our global guest, customer, and loyalty member base 24 hours a day, seven days a week. Hyatt operates call center services in the United States, Germany, China, Japan, South Korea, India, and London and collaborates with third-party call centers in Latin America, the Caribbean, Europe, and Asia, to serve all of our guests and hotels across all of our brands. Hyatt utilizes both proprietary and third-party booking engines, and reservations are managed through a central reservations system. While we continue to provide full reservation services via telephone, chat, and email through these global care centers, we continue to make significant investments in internet booking capabilities on hyatt.com and mobile platforms. We also continue to enhance the services and capabilities of our global care centers to better align with evolving technology and guest preference. Some of the rooms at hotels and resorts we manage, franchise, or provide services to are booked through internet travel intermediaries or online travel service providers. We also engage third-party intermediaries who collect fees by charging our hotels and resorts a commission on room revenues, including travel agencies, travel distribution providers, and meeting and event management companies.
Loyalty and Co-Branded Credit Card Programs
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

We have co-branded consumer and business credit cards associated with the World of Hyatt loyalty program. Pursuant to our multi-year agreement with Chase, we received a fixed amount at contract inception and generally earn variable amounts, primarily based on cardholder spend, that are paid to us monthly over the term of the agreement. We believe that our co-branded credit card programs drive meaningful value for our guests, our owners, and our brands by creating more ways for World of Hyatt members to experience our portfolio of properties and be recognized beyond their stays.
World of Hyatt members earn points based on their spend at our properties and through our experience platform; by transacting with our strategic loyalty alliances, including American Airlines and Peloton; or in connection with the co-branded consumer and business credit cards. Loyalty program points can be redeemed at properties across our brands, converted into airline miles with numerous participating airlines, and redeemed with our strategic loyalty alliances and other third parties.
The loyalty program is operated for the benefit of participating properties and is primarily funded through contributions from eligible revenues generated from loyalty program members and certain payments received pursuant to our co-branded credit card programs. These funds are applied to reimburse hotels for room nights when members redeem loyalty program points and pay for administrative expenses and marketing initiatives to support the loyalty program and our co-branded credit card programs.
At December 31, 2025, World of Hyatt had approximately 63 million members. During 2025, member stays represented approximately 49% of total system-wide room nights, excluding our all-inclusive properties. Beginning in 2025, this measure includes all stays during which a member earns World of Hyatt points (or benefits from a third-party loyalty program, such as airline miles, in lieu of points) and all stays during which a member redeems loyalty program points or uses award nights. If this methodology had been applied in 2024, member stays would have represented approximately 47% of total system-wide room nights, excluding our all-inclusive properties.
Unlimited Vacation Club
The Unlimited Vacation Club is a paid membership program that provides its members with preferred rates and benefits exclusively at participating Hyatt-branded all-inclusive resorts primarily within Latin America and the Caribbean. Through a variety of membership levels, members purchase the right to receive certain benefits which may include preferred rates on future reservations, free hotel nights, discounts on spa and other hotel offerings, and special benefits with third-party travel alliances. We manage the Unlimited Vacation Club business, which is an unconsolidated hospitality venture, under a long-term management agreement and license and royalty agreement.
Competition
There is intense competition in all areas of the hospitality industry. Competition exists for hotel and resort guests, vacation membership customers, management and hotel services agreements and franchise agreements, sales of vacation and branded residential units, and online travel customers, including leisure and business travelers as well as travel agencies and tour operators. Our principal competitors are other operators of full service, select service, extended-stay, all-inclusive, and wellness properties, including other major hospitality chains with well-established and recognized brands, as well as cruise line operators. We also compete against smaller hotel chains and independent and local owners and operators and face competition from new distribution channels in the travel industry, including potential AI platforms. Additional sources of competition include large companies that offer online travel services as part of their business model, such as Alibaba, financial services providers such as credit card issuers, search engines such as Google, and peer-to-peer inventory sources that allow travelers to book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms, such as Airbnb and Vrbo.
We compete for guests at hotels and resorts and for customers of our services based primarily on brand name recognition and reputation, location, customer satisfaction, room rates, quality of service, amenities, quality of accommodations, security, and the ability to earn and redeem loyalty program points.
We compete for management and hotel services agreements based primarily on the value and quality of our management and hotel services, brand name recognition and reputation, loyalty program penetration, the level of our management fees, room rate expectations, costs associated with system-wide services, including without limitation, sales and revenue management, marketing, global care centers (including reservation and customer support), digital and technology, and digital media (collectively, "system-wide services"), the terms of our management and hotel services agreements, including compared to the terms our competitors offer, and the economic advantages to the property owner of retaining our management and hotel services and using our brand name. We compete for franchise agreements based primarily on brand name recognition and reputation, loyalty program penetration, the room rate that can be realized, costs associated with system-wide services, and the royalty fees charged. Other competitive factors for management and hotel services agreements and franchise agreements are relationships with property owners and investors, availability and affordability of financing, marketing support, loyalty programs, reservation and e-commerce system capacity and efficiency, distribution channels, limitations on the expansion of one or more of our brands in certain geographic areas due to restrictions previously agreed to in order to secure management and franchise opportunities, and the ability to provide capital that may be necessary to obtain management and hotel services agreements and franchise agreements.
The number of branded lodging operators with a global reach and depth of products and offerings similar to us is limited. We believe our strong customer base, prominent brand recognition, strategic property locations, and global development team enable us to compete effectively. For additional information, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business." Because we operate in a highly competitive industry, our revenues, profits, or market share could be harmed if we are unable to compete effectively, and new distribution channels, including potential AI platforms, alternatives to traditional hotels, and industry consolidation among our competitors may negatively impact our business.
Seasonality
The hospitality industry is typically seasonal in nature. The periods during which our properties experience higher revenues vary from property to property, depending principally on location, the customer base served, and potential impacts due to the timing of certain holidays.
Cyclicality
The hospitality industry is cyclical. There is a history of increases and decreases in demand for hotel rooms, in occupancy levels, and in rates realized by owners of hotels through economic cycles. Variability of results through some of the cycles in the past has been more severe due to changes in the supply of hotel rooms in given markets or in given categories of hotels. Changes in industry demand due to economic conditions or changes in the supply of hotel rooms can result in significant volatility in results for owners, managers, and franchisors of hotel properties. The costs of running a hotel tend to be more fixed than variable. Because of this, in an environment of declining revenues, the rate of decline in earnings will be higher than the rate of decline in revenues. Conversely, in an environment of increasing demand and room rates, the rate of increase in earnings is typically higher than the rate of increase in revenues.
Intellectual Property
In the highly competitive hospitality industry in which we operate, trademarks, service marks, trade names, and logos are very important in the sales and marketing of our hotels, residential and vacation units and services, our distribution and destination management services business, and the paid membership program that we manage. We have a significant number of trademarks, service marks, trade names, logos, and pending registrations, and significant resources are expended each year on surveillance, registration, and protection of our trademarks, service marks, trade names, and logos, which we believe have become synonymous in the hospitality industry with a reputation for excellence in service and care. For additional information, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business—Any failure to protect our trademarks and intellectual property could reduce the value of our brand names and harm our business."
Government Regulation
We are subject to numerous foreign, federal, state, and local government laws and regulations, including those relating to employment practices, laws and regulations that govern the offer and sale of franchises, health and safety, competition, anti-bribery, and anti-corruption, the preparation and sale of food and beverages, building and zoning requirements, cybersecurity, data privacy, data localization, the handling of personally identifiable information, the development and deployment of AI technologies, and general business license and permit requirements, in various jurisdictions. We manage hotels with casino gaming operations as part of or adjacent to such hotels, but third parties manage and operate the casino operations. Compliance with these various laws and regulations can affect the revenues and profits of our portfolio of properties and could adversely affect our operations or our reputation. We believe our businesses are conducted in substantial compliance with applicable laws and regulations.
Human Capital Management
Our purpose—we care for people so they can be their best—is at the heart of how we care for our guests, customers, and colleagues. Every Hyatt colleague plays a distinct and important role in executing our strategy, and we recognize that our success is dependent on our colleagues delivering care to our guests and customers, and therefore our colleagues are at the core of our purpose. Our approach to human capital management is central to our insights-led and brand-focused strategy and we focus on attracting, developing, and retaining top talent across the enterprise. We invest in our recruitment and retention processes, with a focus on enterprise leadership capabilities, personal and professional development resources, and creating inclusive environments where colleagues feel a sense of belonging and care.

Employees
At December 31, 2025, we had approximately 242,000 colleagues working at our corporate and regional offices, our managed, franchised, owned, and leased properties, the Bahia Principe Hotels & Resorts properties that are managed by a consolidated hospitality venture, and the Unlimited Vacation Club business that we manage. We directly employ approximately 50,000 of these colleagues. The remaining colleagues are employed by third-party owners and franchisees of Hyatt properties. Approximately 18% of our employees (approximately 22% of our U.S.-based employees) were either represented by a labor union or had terms of employment that were determined under a labor agreement. We believe relations with our employees and colleagues are good.
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
Insurance
Properties we manage, franchise, provide services to, license, own, and lease outright or through hospitality ventures are insured under different insurance programs depending on whether the property participates in our insurance programs or in the insurance programs of the property owner, including the hospitality venture, franchisee, or licensee. We maintain insurance coverage for our owned and leased hotels under our insurance programs for liability, property, workers' compensation, and other risks with respect to our business. Hotels owned by hospitality ventures, hotels we manage and provide services to, and certain franchises are permitted to participate in our insurance programs by mutual agreement with our hospitality venture partners or third-party owners and franchisees. The majority of hotels owned by hospitality ventures and managed hotels owned by third parties participate in our insurance programs. Our hospitality venture agreements and management and hotel services agreements require hotels owned by hospitality ventures and managed hotels owned by third parties that do not participate in our insurance programs to be insured at coverage levels generally consistent with the coverage levels under our insurance programs, including liability, property, business interruption, workers' compensation, and other insurance. Our franchise and license agreements require our franchisees and licensees to maintain liability, property, business interruption, workers' compensation, and other insurance at our franchised or licensed properties. We are typically covered under insurance policies held by third-party owners, franchisees, or licensees to the extent necessary and reasonable. We also maintain cyber risk insurance for systems and data controlled by us. Cyber risk insurance generally covers all Company-controlled systems and Company-controlled data in properties that we manage, franchise, provide services to, license, own, and lease outright or through hospitality ventures.
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
Amended and Restated Global Hyatt Agreement
The trustees of the U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker, our executive chairman, and Mr. Jason Pritzker, one of our directors, and any of their successors that own, directly or indirectly, shares of our common stock, have entered into the Amended and Restated Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. At January 31, 2026, Pritzker family business interests own, directly or indirectly, 51,627,853 shares, or 54.7%, of our total outstanding common stock and control approximately 89.0% of our total voting power. Specifically, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote all of their voting securities consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
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
Amended and Restated Foreign Global Hyatt Agreement
The trustees of the non-U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker and Mr. Jason Pritzker, and any of their successors that own, directly or indirectly, shares of our common stock, have entered into the Amended and Restated Foreign Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. At January 31, 2026, Pritzker family business interests own, directly or indirectly, 51,627,853 shares, or 54.7%, of our total outstanding common stock and control approximately 89.0% of our total voting power. Specifically, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote (or cause to be voted) all of the voting securities held directly or indirectly by them consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
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
2007 Stockholders' Agreement
One investor remains party to the 2007 Stockholders' Agreement, which provides for certain rights and obligations as described below. At January 31, 2026, the investor party to the 2007 Stockholders' Agreement held 2,270,395 shares of Class B common stock.
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
Voting Agreement
Until the date that Mr. Thomas J. Pritzker is no longer our chairman, each stockholder party to the 2007 Stockholders' Agreement has agreed to vote all of their shares of common stock consistent with the recommendations of a majority of our board of directors with respect to all matters. At January 31, 2026, the stockholders party to the 2007 Stockholders' Agreement own in the aggregate 2,270,395 shares of Class B common stock or approximately 4.3% of our Class B common stock, approximately 2.4% of the total outstanding shares of our common stock and approximately 4.0% of the total voting power of our outstanding common stock.

Standstill
Under the 2007 Stockholders' Agreement, each stockholder party to the 2007 Stockholders' Agreement agreed that, subject to certain limited exceptions, so long as such stockholder owns shares of common stock, neither such stockholder nor any of its related persons will in any manner, directly or indirectly:
•effect or seek, offer or propose (whether publicly or otherwise) to effect, or announce any intention to effect or cause or participate in or in any way assist, facilitate, or encourage any other person to effect or seek, offer or propose (whether publicly or otherwise) to effect or participate in, (a) any acquisition of any of our or our subsidiaries' securities (or beneficial ownership thereof) (except through the proper exercise of preemptive rights granted under the 2007 Stockholders' Agreement), or rights or options to acquire any of our or our subsidiaries' securities (or beneficial ownership thereof), or any of our or our subsidiaries' or affiliates' assets, indebtedness, or businesses, (b) any tender or exchange offer, merger, or other business combination involving us or any of our subsidiaries or affiliates or any assets constituting a significant portion of our consolidated assets, (c) any recapitalization, restructuring, liquidation, dissolution, or other extraordinary transaction with respect to us or any of our subsidiaries or affiliates, or (d) any "solicitation" of "proxies" (as such terms are used in the proxy rules under the Securities Exchange Act of 1934, as amended (the "Exchange Act)) or written consents with respect to any of our or our affiliates' voting securities. For this purpose, the term "affiliates" means our affiliates primarily engaged in the hospitality, lodging, and/or gaming industries;
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
Our Website and Availability of SEC Reports and Other Information
We maintain a website at the following address: www.hyatt.com. The information on our website is not incorporated by reference in, or otherwise to be regarded as part of, this annual report. In addition, we reference certain sources included on our website in this annual report, and none of these are incorporated by reference in, or are otherwise to be regarded as part of, this annual report.
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
•New distribution channels, including potential AI platforms, alternatives to traditional hotels, significant increases in the volume of sales made through third-party internet travel intermediaries, and industry consolidation among our competitors could have an adverse impact on consumer loyalty to our brands and hospitality-related businesses and may negatively impact our business.
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
•We may seek to expand our business through acquisitions of and investments in other businesses and properties, or through alliances, and these activities may be unsuccessful, divert our management's attention, or take longer or be more difficult than anticipated to integrate, including with respect to the implementation of internal controls over financial reporting.
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
•The success of our business depends on complex internal and third-party information technology, cloud, and AI systems, and any failures, security incidents, data issues, regulatory challenges, integration difficulties, or inability to effectively develop, govern, or access these technologies could disrupt operations, reduce revenues, and harm our reputation and competitiveness.
•We have a limited ability to manage third-party risks associated with our hospitality venture investments, which could reduce our revenues, increase our costs, lower our profits, and/or increase our liabilities.
•If we are unable to successfully manage the Unlimited Vacation Club paid membership program, our results of operations, including the collection of management and royalty fees related to the program, and cash flows could be negatively impacted.
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
•the financial and general business condition of the airline, automotive, and other transportation-related industries and its impact on travel;
•decreased airline capacities or routes and increased travel costs;
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
•organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of group business for our hotels generally as a result of certain labor tactics; and
•global outbreaks of pandemics, epidemics, endemics, or contagious diseases or fear of such outbreaks.
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
Hurricanes, earthquakes, tsunamis, tornadoes, droughts, wildfires, and other man-made or natural disasters, as well as the spread or fear of the spread of contagious diseases in locations where we own, lease, manage, franchise, or provide services to significant properties and areas of the world from which we draw a large number of guests, could cause property damage or a decline in the level of business and leisure travel in certain regions or as a whole and reduce the demand for lodging, which may adversely affect our financial condition and operating performance. In addition, potential concerns about public health or contagious diseases may impact travel demand and consumer confidence in the future. Actual or threatened war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty could have a similar effect on our financial condition or our growth strategy. Any one or more of these events may reduce the overall demand for hotel rooms or limit the prices we can obtain for them, both of which could adversely affect our profits and financial results.

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
Risks Related to Our Business
Competition Risks
Because we operate in a highly competitive industry, our revenues, profits, or market share could be harmed if we are unable to compete effectively, and new distribution channels, including potential AI platforms, alternatives to traditional hotels, and industry consolidation among our competitors may negatively impact our business.
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
We also face competition from new distribution channels in the travel industry, including potential AI platforms that could change the way that guests discover, search for, and book travel. Additional sources of competition include large companies that offer online travel services as part of their business model, such as Alibaba, financial services providers such as credit card issuers, search engines such as Google, and peer-to-peer inventory sources that allow travelers to book stays on websites that facilitate the short-term rental of homes and apartments from their owners, thereby providing an alternative to hotel rooms, such as Airbnb and Vrbo. Companies or websites that provide generative AI services and recommendations, including large language models ("LLMs") like ChatGPT, Claude, Gemini, Grok, and others, represent an additional source of competition because they may currently or in the future serve as alternative distribution channels.
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
We expect to continue to derive most of our business from our direct distribution channels, including our digital platforms. However, consumers worldwide routinely use internet travel intermediaries such as Expedia.com, Booking.com, and Trip.com, as well as lesser-known online travel service providers, to book travel. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Some of these intermediaries are attempting to increase the importance of generic quality indicators, such as "four-star downtown hotel," at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservation systems rather than to our brands. Some of these intermediaries have launched their own loyalty programs to further develop loyalties to their reservation systems. The introduction of AI into these intermediaries' platforms may also accelerate their ability to deliver quicker and more personalized travel recommendations. In addition, these intermediaries typically obtain higher commissions or other potentially significant contract concessions, increasing the overall cost of these third-party distribution channels. If the volume of sales made through internet travel intermediaries continues to increase, consumers may develop stronger loyalties to these intermediaries rather than to our brands, our distribution costs could increase significantly, and our business revenues and profits could be harmed.
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
In addition, the success of ALG Vacations is dependent on distribution arrangements with various third parties such as hotel companies, travel agencies, and tour operators who provide the various components of vacation packages offered to customers, and certain cooperative marketing agreements with governments in various jurisdictions to market a particular destination for travel. In addition, certain of our marketing and distribution agreements are generally terminable at will by either party with short notice periods. The loss of participation by third-party providers or the failure to maintain distribution arrangements or cooperative agreements on favorable terms could adversely impact these businesses.
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
We compete for management and hotel services agreements based primarily on the value and quality of our management and hotel services, brand name recognition and reputation, loyalty program penetration, the level of our management fees, room rate expectations, costs associated with system-wide services, the terms of our management and hotel services agreements, including compared to the terms our competitors offer, and the economic advantages to the property owner of retaining our management and hotel services and using our brand name. We compete for franchise agreements based primarily on brand name recognition and reputation, loyalty program penetration, the room rate that can be realized, costs associated with system-wide services, and the royalty fees charged. Other competitive factors for management and hotel services agreements and franchise agreements are relationships with property owners and investors, availability and affordability of financing, marketing support, loyalty programs, reservation and e-commerce system capacity and efficiency, distribution channels, limitations on the expansion of one or more of our brands in certain geographic areas due to restrictions previously agreed to in order to secure management and franchise opportunities, and the ability to provide capital that may be necessary to obtain management and hotel services agreements and franchise agreements.
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
Our operations outside the United States represented approximately 30% of our revenues for the year ended December 31, 2025. Our properties outside of the United States represented approximately 55% of the rooms in our system-wide inventory at December 31, 2025. Over the long term, we expect our international operations will continue to account for an increasing portion of our total revenues and rooms.

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
The World of Hyatt loyalty program and our digital platforms build loyalty for our brands and drive hotel revenues which could be negatively impacted if we are unable to successfully operate the World of Hyatt loyalty program or further evolve the development and implementation of our digital platforms.
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
Additionally, our reputation could be harmed if we fail, or are perceived to fail, to comply with various regulatory requirements or if we fail to meet stakeholder expectations in a number of areas such as health, safety and security; data security; human capital; corporate culture; group events with controversial groups or speakers; sustainability; responsible tourism; environmental stewardship; supply chain management; climate change; human rights; circular economy; biodiversity and natural capital; geopolitical crises; philanthropy and support for local communities; and corporate governance. Various policymakers, including the European Union and State of California, have adopted or are considering adopting requirements for companies to undertake certain disclosures or other actions regarding climate or other environmental and social matters that have historically been addressed primarily through corporate responsibility programs. Policymakers' approaches are not uniform, which may increase the cost or complexity of compliance and any associated risks. We manage a broad range of corporate responsibility matters, taking into consideration their expected impact on the sustainability of our business over time, and the potential impact of our business on society and the environment. Such efforts can be costly and complex, and we may not ultimately accomplish our desired goals or initiatives, either as intended or at all. Despite our efforts, consumer travel preferences may shift due to sustainability-related concerns or costs. In addition, stakeholder expectations regarding such matters are evolving, and navigating these issues will require us to successfully manage engagement with stakeholders of differing, or in some cases conflicting, views on these matters. Adverse incidents with respect to our corporate responsibility efforts could impact the value of our brands or our reputation, the cost of our operations, and relationships with investors and stakeholders, all of which could adversely affect our business and results of operations.
The continued expansion in the use and influence of social media has compounded the potential scope of negative publicity that could be generated, which may lead to litigation or governmental investigations or the damage of our reputation. Adverse incidents have occurred at our properties in the past and may occur in the future. Negative incidents could lead to tangible adverse effects on our business, including lost sales, boycotts, reduced enrollment and/or participation in the loyalty program, or paid membership program that we manage, disruption of access to our digital platforms, loss of development opportunities, or reduced colleague retention and increased recruiting difficulties. In addition, the increasing prevalence and adoption of generative AI tools and LLMs, including ChatGPT, Claude, Gemini, Grok, and others, means that information about Hyatt, our brands, and our properties can be accessed quickly and easily. The manner in which these AI tools decide what information to provide in response to a given user query may also result in our properties receiving less attention by users of these tools. In cases where the information provided is inaccurate, incomplete, misguided, or misleading, the reputation of Hyatt and our brands could be impacted based on the contents of information provided, and there is no guarantee that our efforts to correct such issues will be successful. Any decline in the reputation or perceived quality of our brands or corporate image could adversely affect our market share, business, financial condition, or results of operations. Many of our suppliers, customers, and other stakeholders may be subject to similar risks, which may expand or create new risks, including in ways that may not be known to us.
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
We have experienced challenges hiring for certain on-property and corporate positions due to various factors, such as competition for labor from other industries, and these circumstances could continue or worsen in the future to an extent and for durations that we are not able to predict. Labor shortages have resulted and could continue to result in higher wages and initial hiring costs, increasing our labor costs, which could reduce our revenues and profits.

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
Generally, termination rights under performance tests are based on the property's individual performance, its performance when compared to a specified set of competitive hotels branded by other hotel operators, or both. Some agreements require a failure of one test, and other agreements require a failure of more than one test, before termination rights are triggered. These termination rights are usually triggered if we do not meet the performance tests over multiple years. Generally, we have the option to cure performance failures by making an agreed-upon cure payment. However, our cure rights may be limited, and the failure to meet the performance tests may result in the termination of our management and hotel services agreement. In the past, we have (1) failed performance tests, received notices of termination, and elected to make cure payments, (2) failed performance tests and negotiated an alternative resolution, and (3) failed performance tests and elected not to make a cure payment. When any termination notice is received, we evaluate all relevant facts and circumstances at the time in deciding whether to cure. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements" for additional information related to performance cure payments. In addition, some of our management and hotel services agreements give third-party owners the right to terminate upon payment of a termination fee to us after a certain period of time, upon sale of the property, or another stated event. Our franchise agreements typically require franchisees to pay a fee to us before terminating. In addition, if an owner files for bankruptcy, our management and hotel services agreements and franchise agreements may be terminable under applicable law. If a management and hotel services agreement or franchise agreement terminates, we would lose the revenues we derive from that agreement and could incur costs related to ending our relationship with the third party and exiting the property.
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
At December 31, 2025, our executed contract base consisted of approximately 830 hotels, or approximately 148,000 rooms. The commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, obtaining governmental and regulatory approvals and adequate financing. As a result, we cannot assure you that our entire development pipeline will be completed and developed into new hotels or that those hotels will open when anticipated, which may impact our net rooms growth. We also cannot assure you that consumer demand will meet the new supply as hotels open. The current macroeconomic environment and rising interest rates have resulted in, and could continue to result in, difficulties for certain hotel owners and franchisees to obtain commercially viable financing, which may negatively impact our future development pipeline.
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
The terms of certain guarantees to hotel owners may require us to fund shortfalls if the hotels do not attain specified levels of operating profit. This guaranteed funding to hotel owners may not be recoverable to us and could lower our profits and reduce our cash flows. Through acquisitions, we acquired certain management and hotel services agreements with performance guarantees based on annual performance levels and with expiration dates between 2027 and 2045. We have in the past, and could in the future, be required to make payments, which could be material, pursuant to these guarantees. While neither the cumulative payments to date, nor expected payments, under our performance guarantees have been, or are expected to be, significant to our liquidity, future payments under these performance guarantees may adversely affect our financial performance and results of operations. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements" for additional information related to our guarantees.

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
As part of our capital strategy, we have sold, and plan to continue from time to time to sell, certain properties, subject to a management and hotel services agreement or franchise agreement, with the primary purpose of reinvesting the proceeds to support the growth of our business, return capital to our stockholders, and/or to repay indebtedness. As we actively market and look to sell selected properties, general economic conditions, rising interest rates, and/or property-specific issues may negatively affect the value of our properties, prevent us from selling properties on acceptable terms or at expected values, or prevent us from selling properties within committed timeframes. We cannot guarantee that we will be able to consummate any such sales on commercially reasonable terms or at all, or that we will realize any anticipated benefits from such sales. Real estate investments often cannot be sold quickly. Dispositions of real estate assets can be particularly difficult in a challenging economic environment as financing alternatives are often limited for potential buyers. As a result, economic conditions and rising interest rates may prevent potential purchasers from obtaining financing on acceptable terms, if at all, thereby delaying or preventing our ability to sell the properties selected for disposition.
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
We consider strategic and complementary acquisitions of and investments in other businesses, properties, brands, or other assets as part of our growth strategy. For instance, (i) in 2021, we acquired Apple Leisure Group ("ALG"), a leading luxury resort-management services, travel, and hospitality group, which also included the Unlimited Vacation Club paid membership program and ALG Vacations; (ii) in 2023, we completed the acquisitions of Dream Hotel Group's lifestyle hotel brands and management platform and Mr & Mrs Smith's boutique and luxury global travel platform, (iii) in 2024, we completed the acquisition of Standard International's lifestyle hotel brands and management platform and acquired a controlling financial interest in a consolidated hospitality venture that manages Bahia Principe Hotels & Resorts-branded properties and owns the Bahia Principe brand, and (iv) in 2025, we completed the Playa Hotels Acquisition. We may also pursue opportunities in alliance with existing or prospective owners of managed or franchised properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions of or investments in hospitality companies, businesses, properties, brands, or assets, as well as these alliances, are subject to risks that could affect our business, including risks related to:
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
Further, we are required to assess the effectiveness of the internal control over financial reporting for companies we acquire or that are consolidated in our financial reporting pursuant to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"). In order to comply with the Sarbanes-Oxley Act, we will need to implement or enhance internal control over financial reporting at any company we acquire or consolidate, and we may identify control deficiencies that require remediation as part of our evaluation and testing of internal controls. Companies we acquire or consolidate may not have had previous public reporting obligations and therefore may not have instituted or evaluated internal controls in the context of the Sarbanes-Oxley Act. Implementing, remediating, or enhancing effective internal controls as part of our integration of acquisitions or investments may be time-consuming, and we may encounter difficulties assimilating or integrating internal controls. We may be required to hire or engage additional resources and incur substantial costs to implement the necessary new internal controls as part of our acquisition or investment activities. Any failure to implement and maintain effective internal control over financial reporting could result in material weaknesses in our internal controls, and could result in a material misstatement of our consolidated financial statements or otherwise cause us to fail to meet our financial reporting obligations, which could have an adverse effect on our business, financial condition, results of operations, or stock price.
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
We hold significant amounts of goodwill, intangible assets, property and equipment, operating lease right-of-use ("ROU") assets, and investments. We evaluate our assets for impairment quarterly based on various factors, including actual operating results, trends of projected revenues and profitability, potential or actual terminations of underlying management and hotel services agreements and franchise agreements, pending third-party offers, and significant adverse changes in the business climate. During times of economic distress, declining demand and declining earnings often result in declining asset values. As a result, we have incurred impairment charges, and may incur charges in the future, which could be material and may adversely affect our profits.
If our third-party owners and franchisees, including our hospitality venture partners, are unable to repay or refinance loans secured by mortgaged properties, our revenues, profits, and capital resources could be reduced and our business could be harmed.
Many of the properties owned by third parties, franchisees, or our hospitality ventures are pledged as collateral for mortgage loans entered into when such properties were purchased or refinanced. If our third-party owners, franchisees, or our hospitality venture partners are unable to repay or refinance maturing indebtedness on favorable terms or at all, the lenders could declare a default, accelerate the related debt, and repossess the property. Any sales or repossessions could, in certain cases, result in the termination of our management and hotel services agreements or franchise agreements and eliminate anticipated revenues, profits, and cash flows, which could negatively affect our results of operations.
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
At times, we make loans to our third-party owners, franchisees, or hospitality venture partners, and in other circumstances, we may provide senior secured financing or subordinated forms of financing to third-party owners or franchisees. We could suffer losses if third-party owners, franchisees, or hospitality venture partners default on loans we provide. Additionally, we may provide financial guarantees to third-party lenders related to the timely repayment of all or a portion of the associated debt on certain properties. We typically obtain reimbursement agreements from our hospitality venture partners or other third parties with the intent to limit our exposure to our share of the debt. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 6 to our Consolidated Financial Statements" for additional information related to our loans and other financing arrangements and "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements" for additional information related to our guarantees.
We are exposed to counterparty and credit risk and fluctuations in the market values of our investment portfolio.
Cash balances not required to fund our daily operating activities are invested in interest-bearing investments with a greater focus placed on capital preservation than on investment return. The majority of our cash and cash equivalent balances are held on deposit with high quality financial institutions that hold long-term ratings of at least BBB or Baa from S&P Global ("S&P") or Moody's Investors Service, Inc. ("Moody's"), respectively, and in AAA-rated money market funds. As such, we are exposed to counterparty risk on our cash and cash equivalent balances. We also have established investment accounts for purposes of investing portions of cash resources for the World of Hyatt loyalty program, certain benefit programs, and our captive insurance company. Although we have not recognized any significant losses to date on these investments, any significant declines in their market values could materially adversely affect our financial condition and results. Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk, or other factors. As a result, the value and liquidity of our investments could decline and result in impairments and/or credit loss reserves, which could materially adversely affect our financial condition and results of operations.
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
The regulations and contractual obligations applicable to security and privacy are increasingly demanding, both in the United States and in other jurisdictions where we operate, and cyber threat actors regularly target the hospitality industry, including our business. In addition, the scope and complexity of the cyber threat landscape could affect our ability to adapt to and comply with changing regulatory obligations and expectations. Because of the scope and complexity of our information technology structure, our reliance on third-party hardware, software, and services to support and protect our structure and data, and the constantly evolving cyber threat landscape, our systems are vulnerable to cybersecurity risks that threaten the confidentiality, integrity, and availability of our information technology systems and confidential information, including from diverse threat actors and diverse attack vectors, including cyberterrorists, state actors, opportunistic hackers and hacktivists, malware (including ransomware), third-party disruptions, failures, or unauthorized access, as well as malfeasance by insiders, human or technological error, negligence, fraud, and as a result of bugs, misconfigurations, or exploited vulnerabilities in software or hardware. Moreover, our systems, colleagues, and customers have been, and we expect will continue to be, targeted by social engineering/phishing attacks or account takeover tactics that may, among other things, aim to obtain funds or information fraudulently. These or similar occurrences, whether accidental or intentional, have in the past, and could in the future, result in an interruption in the operation of our systems or theft, unauthorized access, disclosure, destruction, encryption by ransomware, loss, and fraudulent or unlawful use of customer, colleague, or Company data, all of which has in the past, and could in the future, impact our business, result in operational interruptions, inefficiencies or loss of business, create negative publicity, cause harm to our reputation, or subject us to remedial and other costs, fines, penalties, investigations, enforcement actions, or lawsuits, including class actions. Additionally, we increasingly rely on third-party owners, franchisees, licensees, and hospitality venture partners who operate their own networks and systems and engage with their own service providers, and a security incident involving such networks or systems could lead to an interruption in, or other adverse effects on, our business, resulting in operational inefficiencies, potential exposure to fines or litigation, or loss of business, and negative publicity and reputational harm.
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
We have previously detected and disclosed prior incidents involving cyber threat actors who have attacked our systems, as well as those operated by third parties. We expect ongoing attempts to gain access to our systems and those operated by our third-party owners, franchisees, licensees, hospitality venture partners, and vendors. We also may be victims of current or future software supply chain incidents, even if those incidents are not directly targeted at Hyatt. We continue to use an evolving privacy and security risk management framework utilizing risk assessments to identify priorities for enhancements and security updates. While we implement security measures designed to safeguard our systems and data and have business continuity measures, and intend to continue implementing additional measures in the future, our implementation efforts may be incomplete or our measures may not be sufficient or timely enough to maintain the confidentiality, security, or availability of the data we collect, store, and use to operate our business. We work to continuously evaluate our security posture throughout our business and make changes to our operating processes and improve our defenses. Nonetheless, there can be no assurance that our cybersecurity risk management program and processes, including our policies, procedures, standards, and controls, will be fully implemented, complied with, or effective in protecting our systems and information. Attackers are also increasingly sophisticated and using techniques and tools, including AI, that can circumvent security controls, evade detection, and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate, or recover from future attacks or incidents, or to avoid a material adverse impact to our systems, information, or business. Additionally, any integration of AI in our or any third party's operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Furthermore, although we carry cyber insurance that is designed to protect us against certain losses related to cyber risks, that insurance coverage may not be sufficient or available to cover all expenses or other losses that may occur, such as brand and reputational damage, loss of customers, loss of business partners, regulatory investigations, penalties and fines, legal claims, including class actions, brought by customers or employees, significant system or data restoration, hardware replacement, remediation or compliance costs, and/or other liabilities that may arise in connection with cyberattacks, security compromises, and other related incidents. Any future occurrences could result in costs and business impacts that may not be covered or may be in excess of any available insurance that we, or our third-party owners, franchisees, licensees, or hospitality venture partners, may have arranged. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all. As a result, future incidents could have a material impact on our business and adversely affect our financial condition and results of operations.
The success of our business depends on complex internal and third-party information technology, cloud, and AI systems, and any failures, security incidents, data issues, regulatory challenges, integration difficulties, or inability to effectively develop, govern, or access these technologies could disrupt operations, reduce revenues, and harm our reputation and competitiveness.
Our success depends on the efficient and uninterrupted operation of our information technology systems and technology services delivered to Hyatt by third-party or cloud providers. For example, we depend on our central reservation system, which allows bookings by hotels directly, via telephone through our global care centers, by travel agents, through our digital platforms, and through online reservations agencies. We have made significant progress migrating to a new central reservation system, which we expect to be able to facilitate a more efficient booking process for our hotels; however, we may experience delays or system interruptions in connection with the migration over the course of 2026. Integration of complex systems and technology presents significant challenges in terms of costs, human resources, and development of effective internal controls. Integration of a third-party system also presents the risk of operational or security inadequacy or interruption, which could materially affect our ability to effectively operate our business. In addition, we depend on information technology to run our day-to-day operations, including, among others, hotel services and amenities such as guest check-in and check-out, guest room access, housekeeping and room service, and systems for tracking and reporting our financial results and the financial results of our hotels.
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
We incorporate AI solutions into our information systems, offerings, services, and features, including proprietary AI and machine learning algorithms and models which we develop or fine tune, and these solutions, and future generative AI solutions, may become more important in our operations over time. As with many technological innovations, there are significant risks involved in developing, maintaining, and deploying these technologies, and we cannot assure that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, if the models underlying our AI technologies are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased, or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.
Additionally, the ever-increasing use and evolution of technology, including AI and cloud-based computing and agentic AI solutions, creates opportunities for the potential loss or misuse of personal data that forms part of any data set and was collected, used, stored, or transferred to run our business, and unintentional dissemination or intentional destruction of confidential information stored in our environment or our third-party providers' systems, portable media, or storage devices, which may result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. If the content, analyses, or recommendations that AI programs assist in producing are, or are alleged to be, deficient, misleading, inaccurate, incomplete, or biased, our business, financial condition, and results of operations and our reputation may be adversely affected. AI programs may be costly and require significant expertise to develop, may be difficult to configure and manage, and require periodic upgrades. While we take measures designed to ensure the accuracy of AI generated content, those measures may not always be successful, and in some cases, we may need to rely on end users to report such inaccuracies.
There is also a risk that we may not have access to the technology and qualified AI personnel resources to adequately incorporate ongoing advancements into our AI initiatives, including access to the licensing of key intellectual property or provision of key hardware from third parties. Our competitors or other third parties may incorporate AI into their offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Our competition may have access to greater financial and technological resources, giving them a competitive advantage in recruiting, motivating, and retaining sought-after AI professionals. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including existing and potential further government regulation of AI, will require significant resources to develop, test, evaluate, and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.
In addition to our proprietary AI technologies, we use AI technologies licensed from third parties in our technologies and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. In addition, to the extent any third-party AI technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider. In addition, to the extent our use of technologies is or becomes concentrated on a limited number of third-party providers, we may be unable to transition to alternative providers without significant cost, delay, or operational disruption.
If we fail to stay current with developments in technology necessary for our business, our operations could be harmed and our ability to compete effectively could be diminished.
Sophisticated information technology and other systems are instrumental for the hospitality industry, including systems used for our central reservations, revenue management, property management, and loyalty program, as well as technology systems that we make available to our guests. These information technology and other systems include not only our own, but also any systems that we obtain through acquisition activity, and all such systems must be refined, updated, or replaced with more advanced systems on a regular basis. Developing and maintaining these systems may require significant capital to scale appropriately for our business requirements. If we are unable to replace or introduce information technology and other systems as quickly as our competitors or within budgeted costs or schedules when these systems become outdated or require replacement or if we are unable to achieve the intended benefits of any new information technology or other systems, our operations could be harmed and our ability to compete effectively could be diminished.
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
As part of a prior transaction, we agreed to guarantee a portion of our hospitality venture partner's investment upon the occurrence of certain events, and we agreed to indemnify our hospitality venture partner, the primary obligor to the foreign taxing authorities, for obligations the entity may incur as a result of pre-existing uncertain tax positions as of the date of the transaction. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 4 to our Consolidated Financial Statements" for additional information.
If our hospitality ventures fail to provide accurate and/or timely information that is required to be included in our consolidated financial statements, we may be unable to accurately report our financial results.
Preparing our consolidated financial statements requires us to have access to information regarding the results of operations, financial position, and cash flows of our hospitality ventures. Any deficiencies in our hospitality ventures' internal controls over financial reporting may affect our ability to report our financial results accurately or prevent fraud. Such deficiencies could also result in restatements of, or other adjustments to, our previously reported or announced financial results, which could diminish investor confidence and reduce the market price of our Class A common stock. Additionally, if our hospitality ventures are unable to provide this information for any meaningful period or fail to meet expected deadlines, we may be unable to satisfy our financial reporting obligations or file our periodic reports in a timely manner.

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
If we are unable to successfully manage the Unlimited Vacation Club paid membership program, our results of operations, including the collection of management and royalty fees related to the program, and cash flows could be negatively impacted.
We manage the Unlimited Vacation Club business under a long-term management agreement and license and royalty agreement, and our ability to manage the paid membership program successfully is dependent on a variety of factors, including the offering of preferred rate inventory, access to sales locations – which are primarily onsite at participating all-inclusive resorts, our ability to effectively manage costs associated with member acquisition, and our ability to timely collect membership fees. Significant sales efforts are required to enroll new members and upgrade or maintain current memberships, and these efforts can require considerable time and expense. The program's success is also dependent on our ability to manage and maintain good relationships with third-party owners to continue selling Unlimited Vacation Club memberships onsite and negotiate other favorable sales locations, and failure to do so could have a material adverse effect on the success and future growth of the program, which could reduce our fee revenues. If we are unable to manage the program successfully, our results of operations, including the collection of management and royalty fees related to the program, and cash flows could be negatively impacted.
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
See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional information related to restrictions under our financial covenants and the terms of the indenture governing our Senior Notes.
Although we anticipate we will be able to repay or refinance our existing indebtedness when it matures, there can be no assurance we will be able to do so, or that the terms of such refinancing will be favorable. Similarly, although we do not expect changes in interest rates to have a material effect on profits or cash flows, primarily due to our current limited reliance on borrowings tied to fluctuating rates, there can be no assurance that interest rates will not increase significantly from current levels.
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
The interest rate on borrowings and the facility fee under our revolving credit facility are determined by a pricing grid, which is dependent in part on our credit ratings by S&P, Moody's, and Fitch Ratings, Inc. ("Fitch"). Lower ratings result in a higher cost of funds. Therefore, if these independent rating agencies were to downgrade our credit ratings or if we no longer have a credit rating from any agency, the cost of our borrowing and the amount of the facility fee under our revolving credit facility will increase as specified in the pricing grid. Additionally, any future downgrade of our credit ratings by the rating agencies could reduce or limit our access to the capital markets and further increase our cost of capital.
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
The Organization for Economic Cooperation and Development introduced Base Erosion and Profit Shifting Pillar Two rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, enacted legislation effective as of January 1, 2024, with general implementation of a global minimum tax as of January 1, 2025. We do not expect a material impact to our effective tax rate or cash flows based on currently enacted legislation and will continue to closely monitor evolving legislation and guidance that could change our current assessment.
Legislative and tax treaty changes and the interpretation thereof could result in materially higher corporate taxes than would be incurred under existing or prior tax law or interpretation and could adversely impact profitability. As tax authorities increase their efforts to increase revenues, changes in tax laws and the frequency of tax audits could increase our future tax liabilities.
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
We could be subject to liability under some of these laws for the costs of investigating or remediating hazardous substances or wastes on, under, or in real property we currently or formerly manage, own, lease, or develop, or third-party sites where we sent hazardous substances or wastes for disposal. We could be held liable under these laws regardless of whether we knew of, or were at fault in connection with, the presence or release of any such hazardous or toxic substances or wastes. Some of these laws make each covered person responsible for all of the costs involved, even if more than one person may have been responsible for the contamination. Furthermore, a person who arranges for hazardous substances or wastes to be transported, disposed of, or treated offsite, such as at disposal or treatment facilities, may be liable for the costs of removal or remediation if those substances are released into the environment by third parties at such disposal or treatment facilities. The presence or release of hazardous or toxic substances or wastes, or the failure to properly clean up such materials, could cause us to incur significant costs, or jeopardize our ability to develop, use, sell, or rent real property we own, lease, or operate or to borrow using such property as collateral.
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
The Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRSHR Act") expanded sanctions against Iran and Syria. In addition, the ITRSHR Act instituted disclosure requirements in annual and quarterly reports for public companies engaged in, or affiliated with an entity engaged in certain activities involving the Government of Iran, involving other entities and persons targeted under certain OFAC sanctions, or otherwise involving specified activities under the ITRSHR Act. A company subject to Section 219 of the ITRSHR Act must make detailed disclosures about certain activities knowingly conducted by it or any of its affiliates. We did not identify any 2025 activities required to be disclosed. In the event Hyatt were to engage in certain activities that are subject to disclosure pursuant to Section 219 of the ITRSHR Act and Section 13(r) of the Exchange Act, we would be required to separately file, concurrently with any ITRSHR Act disclosure, a notice to the SEC that such activities were disclosed in our quarterly or annual report filings, which notice must also contain the information required by Section 13(r) of the Exchange Act. The SEC is required to post this notice of disclosure on its website and send the report to the President and certain Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed on the Company. Disclosure of such activities, even if they are not subject to sanctions under applicable law, and any sanction actually imposed on us or our affiliates as a result of these activities, could harm our reputation and brands and have a negative impact on our results of operations.
Risks Related to Share Ownership and Other Stockholder Matters
Our stock price has been and could be volatile in the future, and holders of Class A common stock may not be able to resell shares at or above the price paid.
The stock market in general, and hospitality companies in particular, including us, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the underlying businesses. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of our Class A common stock in spite of our operating performance. In addition, companies that own or lease a greater proportion of properties have at times experienced disproportionate volatility and price and volume fluctuations, and we expect this dynamic could continue. These broad market and industry factors may seriously harm the market price of our Class A common stock, regardless of our actual operating performance.
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
Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company's securities. This litigation, if instituted against us, could result in substantial costs, reduce our profits, divert our management's attention and resources, and/or harm our business.
There can be no assurance that we will declare or pay dividends in the future or that we will repurchase shares pursuant to our share repurchase program consistent with historical amounts or at all.
Our dividend policy or share repurchase program may change from time to time, and we may not declare dividends or repurchase shares in any particular amounts, in amounts consistent with historical practice, or at all. Our repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares and the timing and amount of repurchases, if any, will depend on several factors, including market and business conditions, applicable debt covenants, the timing and amount of cash proceeds from asset dispositions, the timing and amount of any like-kind exchange transactions and other tax-planning matters, the trading price of our Class A common stock, the nature of other investment opportunities, and other factors as our board of directors may deem relevant from time to time. Dividend payments or repurchase activity could have a negative effect on our stock price, increase volatility, or fail to enhance shareholder value. The actual declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates, if any, are subject to determination by our board of directors after its review of our business strategy, applicable debt covenants, financial performance and position, and other factors as our board of directors may deem relevant from time to time. Our declaration and payment of future dividends is subject to risks and uncertainties, including: deterioration of our financial performance or position, inability to declare a dividend in compliance with applicable laws or debt covenants, an increase in our cash needs or decrease in available cash, and the business judgment of the board of directors that a declaration of a dividend is not in the best interest of our stockholders.
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
Our Class B common stock is entitled to ten votes per share and our Class A common stock is entitled to one vote per share. At January 31, 2026, Pritzker family business interests beneficially own, in the aggregate, 50,861,078 shares, or approximately 95.7%, of our Class B common stock, and 766,775 shares, or approximately 1.9%, of our Class A common stock, representing approximately 54.7% of the outstanding shares of our common stock and approximately 89.0% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation, or sale of all or substantially all of our assets and any other significant transaction. While the voting agreements are in effect, they may provide our board of directors with the effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. This concentrated control will limit your ability to influence corporate matters, and the interests of Pritzker family business interests may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. See also "—Voting agreements entered into with or among our major stockholders, including Pritzker family business interests, will result in a substantial number of our shares being voted consistent with the recommendation of our board of directors, and may limit your ability to influence the election of directors and other matters submitted to stockholders for approval."
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
Pritzker family business interests, which beneficially own at January 31, 2026, directly or indirectly, 51,627,853 shares, or 54.7% of our total outstanding common stock and control approximately 89.0% of our total voting power, have entered into a voting agreement with respect to all shares of common stock beneficially owned by Pritzker family business interests. During the term of the voting agreement, which expires on the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by non-Pritzker family business interests, Pritzker family business interests have agreed to vote their shares of our common stock consistent with the recommendation of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). In addition, at January 31, 2026, the stockholders party to the

2007 Stockholder's Agreement beneficially own, in the aggregate, approximately 4.3% of our outstanding Class B common stock, representing approximately 4.0% of the total voting power of our outstanding common stock. Pursuant to the 2007 Stockholder's Agreement, the stockholders party thereto have entered into a voting agreement with us, with respect to the shares of common stock that they beneficially own, and have agreed to vote their shares of common stock consistent with the recommendation of our board of directors, without any separate requirement that our independent directors agree with the recommendation. This voting agreement expires on the date that Thomas J. Pritzker is no longer chairman of our board of directors. See Part I, Item 1, "Business—Stockholder Agreements."
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
Future sales in the public market of Class A common stock issuable upon conversion of Class B common stock, or the perception in the market that the holders of a large number of shares of Class B common stock intend to sell shares, could reduce the market price of our Class A common stock. At January 31, 2026, we had 41,336,292 shares of Class A common stock outstanding and 53,131,473 shares of Class B common stock outstanding.
At January 31, 2026, 41,314,039 shares of Class A common stock are freely tradable in the public market without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act") unless these shares are held by any of our "affiliates," as that term is defined in Rule 144 under the Securities Act ("Rule 144"). The remaining 22,253 outstanding shares of Class A common stock and 53,131,473 outstanding shares of Class B common stock are deemed "restricted securities," as that term is defined in Rule 144. Restricted securities may be sold in the public market only if they are registered under the Securities Act or they qualify for an exemption from registration under Rule 144 or Rule 701 under the Securities Act ("Rule 701"). Of these restricted securities, 2,270,395 shares of Class B common stock are held by stockholders party to the 2007 Stockholders' Agreement and are otherwise eligible to be sold at any time, subject to the applicable rights of first refusal, "drag along" rights and other restrictions contained in the 2007 Stockholders' Agreement. See Part I, Item 1, "Business—Stockholder Agreements—2007 Stockholders' Agreement." Another 22,253 shares of Class A common stock that are deemed restricted securities are otherwise eligible to be sold at any time.
The rest of the restricted securities, consisting of 50,861,078 shares of Class B common stock, together with 766,775 shares of Class A common stock previously registered, are subject to contractual lock-up and certain other restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement as described in Part I, Item 1, "Business—Stockholder Agreements." These contractual restrictions may be amended, waived, or terminated by the parties to those agreements in accordance with the terms of such agreements without our consent and without notice; the 25% limitation on sales of our common stock may, with respect to each 12 month period, be increased to a higher percentage or waived entirely by the unanimous affirmative vote of our independent directors (excluding for such purposes any Pritzker). All such shares of Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, will be eligible for resale in compliance with Rule 144 or Rule 701 to the extent the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement or the Amended and Restated Foreign Global Hyatt Agreement, as applicable, are waived or terminated with respect to such shares.

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

Time Period	Number of Shares (1)
During the 12 month period from November 5, 2025 through November 4, 2026	14,964,952
During the 12 month period from November 5, 2026 through November 4, 2027	10,304,526
During the 12 month period from November 5, 2027 through November 4, 2028	6,419,886
During the 12 month period from November 5, 2028 through November 4, 2029	6,419,886
During the 12 month period from November 5, 2029 through November 4, 2030	6,419,886
During the 12 month period from November 5, 2030 through November 4, 2031	4,988,290
During the 12 month period from November 5, 2031 through November 4, 2032	2,110,427
(1) The foregoing numbers are based on information at January 31, 2026 and assume that the maximum number of shares permitted to be sold during each period set forth above are, in fact, sold during each such period. To the extent any shares are not sold during the first time period that such shares are eligible to be sold as described above, the number of shares that may be sold in subsequent time periods may change.

In addition, at December 31, 2025, 7,560,515 shares of our Class A common stock were reserved for issuance under the Fifth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (as amended, the "LTIP") and under the Playa Hotels N.V. 2017 Omnibus Incentive Plan (the "Playa Hotels Plan") for awards previously granted to continuing employees. These shares of Class A common stock will become eligible for sale in the public market once those shares are issued or awarded under our LTIP and the Playa Hotels Plan, subject to provisions of various award agreements and Rule 144, as applicable. In addition, 630,191 shares of our Class A common stock were reserved for issuance under the Hyatt Hotels Corporation Second Amended and Restated Employee Stock Purchase Plan ("ESPP"), 1,169,195 shares of our Class A common stock remained available for issuance pursuant to the Amended and Restated Hyatt Corporation Deferred Compensation Plan ("DCP"), and 300,000 shares of Class A common stock remained available for issuance pursuant to the Hyatt International Hotels Retirement Plan, commonly known as the Field Retirement Plan ("FRP").
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
Holders of 53,131,473 shares of our Class B common stock or 56.2% of our total outstanding shares of common stock at January 31, 2026, including Pritzker family business interests, have rights, subject to certain conditions, to require us to file registration statements registering sales of shares of Class A common stock acquired upon conversion of such Class B common stock or to include sales of such shares of Class A common stock in registration statements that we may file for ourselves or for other stockholders. In order to exercise such registration rights, the holder must be permitted to sell shares of its common stock under applicable lock-up restrictions. See "—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well" and Part I, Item 1, "Business—Stockholder Agreements" for additional information with respect to these lock-up provisions. Subject to compliance with applicable lock-up agreements, shares of Class A common stock sold under the registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of Class A common stock issuable upon conversion of shares of Class B common stock are sold in the public market, such sales could reduce the trading price of our Class A common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with any such registrations other than underwriting discounts.
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
Subsequent to November 4, 2025, a trust for the benefit of Karen L. Pritzker and/or certain of her lineal descendants engaged in sales representing an aggregate of 12,000 shares of Class A common stock issuable upon conversion of Class B common stock. After giving effect to these transactions, as well as sales prior to November 4, 2025 by certain trusts for the benefit of Jennifer N. Pritzker and/or certain of her lineal descendants that resulted in such entities holding fewer shares than are registered for resale on the May 2023 shelf registration statement, as of the date of this filing, 8,434,635 shares of the 9,245,902 shares originally registered for resale on the May 2023 shelf registration statement continue to be eligible to be sold pursuant to the May 2023 shelf registration statement during the 12 month period from November 5, 2025 through November 4, 2026 under the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement. Subsequent to November 4, 2026, and assuming no further sales, 8,446,635 of the 9,245,902 shares originally registered for resale on the May 2023 shelf registration statement will continue to be eligible to be sold pursuant to the May 2023 shelf registration statement. Additional shares may be registered on the shelf registration statement in the future as such shares are eligible to be sold in accordance with the registration rights agreements and lock-up restrictions. See "—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well" for additional information with respect to the lock-up provisions.
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
We design and assess our security program using an internally developed risk management framework based on recognized industry security standards. The framework is the basis for our cybersecurity policy, cybersecurity standards, and our processes for managing exceptions to those policies. Additionally, a third-party assessment of our framework maturity is performed regularly by a professional advisory firm with cybersecurity expertise. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use recognized standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels, and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include, but are not limited to, the following:
•cybersecurity and information technology governance, risk management, and compliance ("ITGRC") departments principally responsible for (i) our cybersecurity risk assessment, management, and compliance processes, (ii) the development and maintenance of our security controls, and (iii) our monitoring for and response to cybersecurity incidents;
•risk assessments designed to help identify material cybersecurity threats to our critical systems and information, including, but not limited to, risk and compliance assessments, security scanning and testing, and periodic updating of our risk management framework;
•the use of external service providers, where appropriate, to assess, evaluate, or otherwise assist with aspects of our security processes, including, but not limited to, cybersecurity tools and technology, cybersecurity services, threat intelligence information, professional services consulting, and contract staff augmentation;
•training of our employees in cybersecurity awareness and payment card compliance, such as training for incident response personnel, software developers, and senior management in cybersecurity-related topics including, but not limited to, incident response, secure software development, and training commensurate with job responsibilities;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management program designed to evaluate the cybersecurity capabilities of key vendors based on our assessment of their criticality to our business and respective risk profile.
The franchisees, licensees, hospitality venture partners, or other applicable counterparties of properties that are not owned, leased, or managed by Hyatt are generally responsible for cybersecurity at such properties and the information systems, security measures, and related business processes that are under their direction and control. Franchisees, licensees, and hospitality venture partners are typically required to comply with Hyatt brand standards relating to cybersecurity, which include an obligation to report relevant information security incidents to us.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. There can be no assurance that our cybersecurity risk management program and processes, including our policies, procedures, standards, and controls, will be fully implemented, complied with, or effective in protecting our systems and information. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Part I, Item 1A, "Risk Factors—Risks Related to Our Business—Cyber risk and the failure to maintain the availability or security of our systems or customer, colleague, or Company data could adversely affect our business, harm our reputation, and/or subject us to costs, fines, penalties, investigations, enforcement actions, or lawsuits."
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and risks, including management's implementation of our cybersecurity risk management program. Our board of directors and the Audit Committee receive periodic reports from our Chief Information Security Officer ("CISO") on our cybersecurity risks. In addition, our CISO updates the Audit Committee, when deemed appropriate, regarding cybersecurity incidents the CISO considers to be significant or potentially significant.
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
Our cybersecurity department, comprised of various levels of management and led by our CISO, is responsible for assessing and managing our material risks from cybersecurity threats. The cybersecurity and ITGRC departments have primary responsibility for our overall cybersecurity risk management program and supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants and suppliers. Our CISO and cybersecurity and ITGRC departments collectively possess relevant expertise in cybersecurity architecture, engineering, governance, risk management, compliance, operations, vulnerability management, third-party risk management, threat intelligence, and cloud security areas. Our CISO has more than twenty years of experience in information technology and/or information security, including more than eight years in such positions in the hospitality industry.
In addition, our cybersecurity and ITGRC departments provide reporting to our Risk Council that is led by our Senior Vice President of Internal Audit and is comprised of certain members of management from diverse functional areas and business units, including risk, finance, legal, accounting, tax, operations, cybersecurity, privacy, human resources, and environmental sustainability. The Risk Council is responsible for identifying, assessing, prioritizing, and monitoring critical risks of the Company. The Risk Council meets quarterly and assesses risks based on potential impact to the Company, both in terms of inherent risk, or the risk exposure without consideration for how the Company manages the risk, as well as residual risk, or the risk exposure remaining after consideration of the Company's existing risk mitigation efforts. The Risk Council periodically reports to the board of directors and the Audit Committee regarding the Company's risk management processes and procedures.
Our CISO and the personnel of our cybersecurity and ITGRC departments take steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our information technology environment.

Item 2.    Properties.
The following table sets forth a description of each owned or leased property in our portfolio of properties at December 31, 2025.

Property	Location	Rooms
Owned and leased hotels

Andaz West Hollywood (1)	West Hollywood, CA	240
Hyatt Centric The Pike Long Beach (2)	Long Beach, CA	138
Hyatt Grand Central New York (2)	New York, NY	1,298
Hyatt Place Atlanta/Buckhead (3)	Atlanta, GA	171
Hyatt Regency Baltimore Inner Harbor (2)	Baltimore, MD	488
Hyatt Regency Irvine	Irvine, CA	516
Hyatt Regency Long Beach (2)	Long Beach, CA	531
Hyatt Regency Phoenix	Phoenix, AZ	693
Hyatt Regency San Francisco (1)	San Francisco, CA	821
Miraval Arizona Resort and Spa	Tucson, AZ	145
Miraval Austin Resort and Spa	Austin, TX	117
Miraval Berkshires Resort and Spa	Lenox, MA	121
Park Hyatt Chicago	Chicago, IL	182
Park Hyatt New York	New York, NY	211
United States		5,672

Grand Hyatt Rio de Janeiro	Rio de Janeiro, Brazil	436
Grand Hyatt São Paulo	São Paulo, Brazil	468
Hyatt Place Macaé	Macaé, Brazil	141
Hyatt Place Sao Jose do Rio Preto	São José do Rio Preto, Brazil	152
Americas (excluding United States)		1,197

Andaz London Liverpool Street (4)	London, England	267
Hyatt Place Amsterdam Airport (1)	Amsterdam, Netherlands	330
Hyatt Regency Cologne (1)	Cologne, Germany	306
Park Hyatt Paris-Vendôme	Paris, France	156
Europe		1,059

Owned and leased all-inclusive resorts (5)

Alua Calas de Mallorca Resort (1)	Mallorca, Spain	469
Alua Illa de Menorca (1)	Menorca, Spain	228
AluaSoul Menorca (1)	Menorca, Spain	133
AluaSun Cala Antena (1)	Mallorca, Spain	334
AluaSun Far Menorca (1)	Menorca, Spain	26
AluaSun Mediterraneo (1)	Menorca, Spain	72
Europe		1,262

Total owned and leased hotels and all-inclusive resorts (6)		9,190

Property	Location	Rooms	Ownership (7)
Unconsolidated hospitality venture hotels

Hyatt Centric Buckhead Atlanta	Atlanta, GA	218	50%
Hyatt Centric Center City Philadelphia	Philadelphia, PA	332	40%
Hyatt House Denver/Downtown	Denver, CO	113	50%
Hyatt Place Atlanta / Centennial Park	Atlanta, GA	175	50%
Hyatt Place Boston / Seaport District (2)	Boston, MA	297	50%
Hyatt Place Denver/Downtown	Denver, CO	248	50%
Hyatt Regency Columbus (2)	Columbus, OH	633	24%
Hyatt Regency Crystal City at Reagan National Airport	Washington, DC	686	50%
Hyatt Regency Huntington Beach Resort and Spa	Orange County, CA	519	40%
Hyatt Regency Miami (2)	Miami, FL	615	50%
Thompson Denver	Denver, CO	216	50%
United States		4,052

Alila Mayakoba	Playa del Carmen, Mexico	214	40%
Americas (excluding United States)		214

Andaz Vienna Am Belvedere	Vienna, Austria	303	50%
Park Hyatt Milan	Milan, Italy	108	30%
Europe		411

Andaz Bali	Bali, Indonesia	149	10%
Andaz Delhi (2)	New Delhi, India	401	39%
Grand Hyatt Bali	Bali, Indonesia	636	10%
Grand Hyatt Mumbai Hotel & Residences	Mumbai, India	547	39%
Hyatt Place Hampi (2)	Bellary, India	115	39%
Hyatt Raipur	Raipur, India	105	39%
Hyatt Regency Ahmedabad	Ahmedabad, India	269	39%
Hyatt Regency Bali	Bali, Indonesia	373	10%
Hyatt Regency Lucknow	Lucknow, India	205	39%
Asia Pacific (excluding Greater China)		2,800

Total unconsolidated hospitality venture hotels (8)		7,477
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
(8) Excludes six UrCove hotels where we own a 49% interest in an unconsolidated hospitality venture that is the operating lessee.

The following tables summarize our system-wide managed, franchised, and owned and leased hotels and all-inclusive resorts by geography.

	December 31, 2025
	Managed (1)		Franchised		Owned and Leased (2)		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
United States	178	64,048	544	99,568	14	5,672	736	169,288
Americas (excluding United States)	39	10,210	49	7,719	4	1,197	92	19,126
Greater China	115	34,252	98	16,527	—	—	213	50,779
Asia Pacific (excluding Greater China)	145	35,259	12	3,528	—	—	157	38,787
Europe	54	12,310	67	11,629	4	1,059	125	24,998
Middle East & Africa	45	10,493	4	779	—	—	49	11,272
System-wide hotels (3)	576	166,572	774	139,750	22	7,928	1,372	314,250

Americas (excluding United States)	107	44,108	—	—	—	—	107	44,108
Europe (4)	43	13,143	—	—	6	1,262	49	14,405
System-wide all-inclusive resorts	150	57,251	—	—	6	1,262	156	58,513

System-wide (5)	726	223,823	774	139,750	28	9,190	1,528	372,763

Mr & Mrs Smith (6)							1,260	42,129
Hyatt Vacation Club							22	1,997
Residential							42	4,696

	December 31, 2024
	Managed (1)		Franchised		Owned and Leased (2)		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
United States	183	65,053	524	89,104	14	5,672	721	159,829
Americas (excluding United States)	35	9,655	39	6,009	4	1,196	78	16,860
Greater China	107	32,387	78	13,004	—	—	185	45,391
Asia Pacific (excluding Greater China)	129	31,407	11	2,839	—	—	140	34,246
Europe	51	11,863	69	11,551	4	1,059	124	24,473
Middle East & Africa	43	10,243	2	551	—	—	45	10,794
System-wide hotels (3)	548	160,608	723	123,058	22	7,927	1,293	291,593

Americas (excluding United States)	90	37,916	8	3,153	—	—	98	41,069
Europe (4)	42	12,314	—	—	9	2,325	51	14,639
System-wide all-inclusive resorts	132	50,230	8	3,153	9	2,325	149	55,708

System-wide (5)	680	210,838	731	126,211	31	10,252	1,442	347,301

Mr & Mrs Smith (6)							1,031	36,347
Hyatt Vacation Club							22	1,997
Residential							43	5,174

	December 31, 2023
	Managed (1)		Franchised		Owned and Leased (2)		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
United States	170	61,319	510	86,151	18	9,278	698	156,748
Americas (excluding United States)	33	9,329	36	5,660	5	1,555	74	16,544
Greater China	101	30,988	52	9,718	—	—	153	40,706
Asia Pacific (excluding Greater China)	115	30,195	11	2,954	—	—	126	33,149
Europe	47	11,171	66	11,012	5	1,197	118	23,380
Middle East & Africa	41	9,937	1	250	—	—	42	10,187
System-wide hotels (3)	507	152,939	676	115,745	28	12,030	1,211	280,714

Americas (excluding United States)	70	25,588	8	3,153	—	—	78	28,741
Europe (4)	40	11,411	—	—	6	1,275	46	12,686
System-wide all-inclusive resorts	110	36,999	8	3,153	6	1,275	124	41,427

System-wide (5)	617	189,938	684	118,898	34	13,305	1,335	322,141

Hyatt Vacation Club							22	1,997
Residential							39	4,407
(1) Includes properties that we manage or provide services to.
(2) Figures do not include unconsolidated hospitality ventures.
(3) Figures do not include all-inclusive properties.
(4) Certain resorts in Europe operate under a hybrid all-inclusive model, which includes various all-inclusive package options as well as rooms-only options.
(5) Figures do not include Hyatt Vacation Club, Mr & Mrs Smith, and certain residential units.
(6) Represents unaffiliated Mr & Mrs Smith properties available through hyatt.com, which are not reflected in the system-wide figures above. At December 31, 2025, the Mr & Mrs Smith platform included approximately 2,400 properties (approximately 109,000 rooms) that pay commissions through our distribution segment revenues.
Corporate Headquarters and Regional Offices
Our corporate headquarters are located at 150 North Riverside Plaza, Chicago, IL, pursuant to an operating lease. At December 31, 2025, we lease approximately 262,000 square feet. In addition to our corporate headquarters, we lease space for our regional offices, service centers, data centers, and sales offices in multiple domestic and international locations, including Cancún, Mexico; Chandler, AZ; Coral Gables, FL; Franklin Park, IL; Gurgaon, India; Hong Kong, People's Republic of China; Mainz, Germany; Moore, OK; New York, NY; Omaha, NE; Palma de Mallorca, Spain; Shenzhen, People's Republic of China; Singapore, Republic of Singapore; Sunrise, FL; Tokyo, Japan; and Zurich, Switzerland.
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
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 and Note 15 to our Consolidated Financial Statements" for additional information related to tax and legal contingencies, respectively.
Item 4.    Mine Safety Disclosures.
Not applicable.

Information about our Executive Officers.
The following chart names each of the Company's executive officers and their ages and positions at February 13, 2026. Also included below is biographical information relating to each of the Company's executive officers. Each of the executive officers is elected by and serves at the pleasure of the board of directors.

Name	Age	Position
Thomas J. Pritzker	75	Executive Chairman of the Board
Mark S. Hoplamazian	62	President, Chief Executive Officer and Director (Principal Executive Officer)
Javier Águila	50	Executive Vice President, President—Inclusive Collection
Joan Bottarini	54	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Margaret C. Egan	56	Executive Vice President, General Counsel and Secretary
Marc Jacheet	54	Executive Vice President, Group President—EAME
Amar Lalvani	51	Executive Vice President, President & Creative Director, Lifestyle
Kristin L. Oliver	53	Executive Vice President, Chief Human Resources Officer
Peter J. Sears	61	Executive Vice President, Group President—Americas
David Udell	65	Executive Vice President, Group President—Asia Pacific
Mark R. Vondrasek	58	Executive Vice President, Chief Commercial Officer
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
Javier Águila was appointed Executive Vice President, President—Inclusive Collection in March 2025 and leads Hyatt's global all-inclusive portfolio. Prior to his current role, Mr. Águila served as Executive Vice President, Group President—EAME from October 2022 to July 2025. He previously served as Group President, AMResorts Europe and Global Strategy at ALG, which became part of Hyatt in 2021. Prior to joining ALG, Mr. Águila founded Alua Hotels and Resorts, a Spanish hotel group of all-inclusive and leisure properties and served as Chief Executive Officer until the company was acquired by ALG in 2019. Previously, he served as Chief Operating Officer at Orizonia Corporation, a vertically integrated travel group in Spain. Before starting his career in the hospitality and travel sector, Mr. Águila worked for more than 10 years in private equity and management consulting at The Carlyle Group, McKinsey & Company, and Booz Allen Hamilton.
Joan Bottarini was appointed Executive Vice President, Chief Financial Officer in November 2018. In this role, Ms. Bottarini is responsible for the global finance function, including financial reporting, planning, treasury, tax, investor relations, internal audit, and procurement. Ms. Bottarini previously served as the Company's Senior Vice President, Finance—Americas from 2016 to 2018. Prior to that position, Ms. Bottarini served as Vice President, Hotel Finance—Asia Pacific (Hong Kong) of the Company from 2014 to 2016 and as Vice President, Strategic Financial Planning and Analysis of the Company from 2007 to 2014. Prior to her roles at Hyatt, Ms. Bottarini served as the Controller - Development at Essex Property Trust and as an Assurance Manager at KPMG LLP. Ms. Bottarini serves on the Board of Directors and as a member of the Audit and Compensation and Talent committees of the Board of Directors of General Mills, Inc. Ms. Bottarini also serves as co-chair of the No Room for Trafficking Council of the American Hotel and Lodging Association Foundation and as a board member of Salt and Light Coalition in Chicago.
Margaret C. Egan was appointed Executive Vice President, General Counsel and Secretary in January 2018. Ms. Egan is responsible for Hyatt's global corporate affairs and legal department, including legal, risk management, communications, and sustainability and social impact. Ms. Egan previously served as Senior Vice President and Associate General Counsel at Hyatt from March 2013 to January 2018 overseeing the Company's legal global transactions teams. From October 2003 to March 2013, Ms. Egan held a series of increasingly responsible positions at Hyatt. Prior to entering the hospitality industry, Ms. Egan practiced law in the litigation practice group of DLA Piper in Chicago, Illinois from 1996 to 2000 and again from 2002 to 2003 and also held a position as Attorney Advisor with the United States Department of Justice in London, United Kingdom from January 2001 to January 2002. Ms. Egan serves on the Board of Directors of Sarah's Circle and ADL Midwest.
Marc Jacheet was appointed as Executive Vice President, Group President—EAME in July 2025. In this role, Mr. Jacheet is responsible for leading Hyatt's operations and growth strategy across Europe, Africa, and the Middle East. Prior to joining Hyatt, Mr. Jacheet held senior leadership roles at global brands such as De Beers Group from 2022 to 2024, Tiffany & Co. from 2013 to 2021, Louis Vuitton, Moët & Chandon, and Danone. He previously served as a senior advisor at Boston Consulting Group from 2024 to 2025.
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
Kristin L. Oliver was appointed Executive Vice President, Chief Human Resources Officer in May 2025. In this role, Ms. Oliver is responsible for setting and implementing Hyatt's global human resources enterprise strategy. Prior to joining Hyatt, Ms. Oliver served as Executive Vice President, Chief Human Resources Officer of Hanesbrands Inc. from September 2020 to April 2025, including additional roles as Chief Legal Officer from January 2025 to April 2025 and Interim Chief Legal Officer from December 2023 to January 2025. From 2018 to 2020, Ms. Oliver served as Senior Vice President and Chief Human Resources Officer at Walgreens, a retail pharmacy leader and a division of Walgreens Boots Alliance, Inc. From 2016 to 2018, she served as Executive Vice President and Chief Human Resources Officer at Chico's FAS, Inc., a publicly traded women's clothing and accessories retailer. Previously in her career, Ms. Oliver served in various roles at Walmart, including as Executive Vice President, Walmart US, People division from 2013 to 2015, Senior Vice President and head of Human Resources, International Division from 2010 to 2012, Vice President and Division General Counsel, Employment from 2008 to 2010, and Associate General Counsel from 2004 to 2009.
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

Mark R. Vondrasek was appointed Executive Vice President, Chief Commercial Officer in March 2018. In this role, Mr. Vondrasek oversees global sales, revenue management, distribution strategy, corporate marketing, digital, consumer insights and analytics, global care centers, information technology, and the World of Hyatt loyalty platform. He is also charged with integrating and scaling new business opportunities, products, and services. Mr. Vondrasek joined Hyatt in September 2017 with 15 years of hospitality leadership experience at Starwood Hotels and Resorts, where he served as Senior Vice President, Commercial Services. Prior to entering the hospitality industry, he spent 10 years in the financial services industry, overseeing operational teams at Fidelity Investments and Kemper Financial Services. Mr. Vondrasek served on the Board of Directors of Denny's Corporation from 2024 to 2026.
Pursuant to our employment letter with Mr. Thomas J. Pritzker, we have agreed that so long as he is a member of our board of directors, we will use our commercially reasonable efforts to appoint him as our executive chairman provided he is willing and able to serve in that office. If he is not re-appointed as executive chairman, he will be entitled to terminate his employment with the rights and entitlements available to him under our severance policies as if his employment was terminated by us without cause.
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

Part II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock is listed on the New York Stock Exchange under the symbol "H." At January 31, 2026, our Class A common stock was held by 25 stockholders of record, and there were 41,336,292 shares of Class A common stock outstanding. This stockholder figure does not include a substantially greater number of "street name" holders or beneficial holders of our Class A common stock whose shares are held of record by banks, brokers, and other financial institutions.
There is no established public trading market for our Class B common stock. At January 31, 2026, our Class B common stock was held by 52 stockholders of record, and there were 53,131,473 shares of Class B common stock outstanding.
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
The following graph compares the cumulative total stockholder return since December 31, 2020 with the S&P 500 Index ("S&P 500") and the Russell 1000 Hotel/Motel Index (the "Russell 1000 Hotel"). The graph assumes the value of the investment in our Class A common stock and each index was $100 at December 31, 2020 and all dividends and other distributions were reinvested.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Hyatt Hotels Corporation	$100.00	$129.20	$121.80	$176.30	$213.10	$218.56
S&P 500	100.00	128.70	105.40	133.00	166.30	195.98
Russell 1000 Hotel	100.00	131.90	110.20	149.00	188.60	207.15

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of our common stock on a settlement date basis during the quarter ended December 31, 2025:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program (2)
October 1 to October 31, 2025	344,067	$145.32	344,067	$741,631,410
November 1 to November 30, 2025	414,568	154.38	414,568	$677,631,610
December 1 to December 31, 2025	—	—	—	$677,631,610
Total	758,635	$150.27	758,635
(1) On May 8, 2024, our board of directors approved an expansion of our share repurchase program. Under the approval, we are authorized to purchase up to an additional $1,000 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase ("ASR") transaction. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time and does not have an expiration date. At December 31, 2025, we had approximately $678 million remaining under the share repurchase program. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 16 to our Consolidated Financial Statements" for additional information.
(2) Excludes related insignificant expenses.
Item 6.    [Reserved].

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part IV, Item 15, "Exhibits and Financial Statement Schedule—Consolidated Financial Statements." For our discussion and analysis of our liquidity and capital resources for the year ended December 31, 2024, compared to the year ended December 31, 2023, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations, and financial performance based on current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in "Disclosure Regarding Forward-Looking Statements" and Part I, Item 1A, "Risk Factors" included elsewhere in this annual report.
Overview
At December 31, 2025, our hotel portfolio consisted of 1,528 properties (372,763 rooms), including:
•682 managed properties (204,841 rooms), including 127 all-inclusive resorts (45,385 rooms), all of which we operate under management and hotel services agreements with third-party owners;
•700 franchised properties (129,242 rooms);
•28 owned and leased properties (9,190 rooms), including 17 hotels (6,060 rooms), 6 operating leased all-inclusive resorts (1,262 rooms), 4 operating leased hotels (1,697 rooms), and 1 finance leased hotel (171 rooms), all of which we manage;
•21 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (7,477 rooms);
•72 franchised properties (10,147 rooms) operated by an unconsolidated hospitality venture in connection with a master license agreement by Hyatt; including 6 properties (1,246 rooms) that are leased by the unconsolidated hospitality venture; and
•23 all-inclusive resorts (11,866 rooms) operated by a consolidated hospitality venture.
Our property portfolio also included:
•22 vacation units (1,997 rooms) under the Hyatt Vacation Club brand and operated by third parties; and
•42 residential units (4,696 rooms), which consist of branded residences that are either for sale or owned by a third-party and participating in a voluntary rental management program and are typically located within or adjacent to a Hyatt-branded full service hotel or in stand-alone developments.
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
We believe our business model allows us to pursue more diversified revenue and income streams balancing both the advantages and risks associated with these lines of business. Our expertise and experience in each of these areas give us the flexibility to evaluate growth opportunities across our lines of business. Growth in the number of management and hotel services agreements and franchise agreements and earnings therefrom typically results in higher overall returns on invested capital because the capital investment under a typical management and hotel services agreement or franchise agreement is not significant. The capital required to build and maintain hotels we manage, franchise, or provide services to for third-party owners and franchisees is typically provided by the owner of the respective property with minimal capital required by us as the manager or franchisor. In certain instances, Hyatt has provided funding to owners for the acquisition and development of hotels that Hyatt will manage, franchise, or provide services to in the form of cash, debt repayment or performance guarantees, preferred equity, or mezzanine debt. During periods of increasing demand, we do not share fully in the incremental profits of hotel operations for hotels we manage for third-party owners as our arrangements generally include a base fee that is, typically, a percentage of revenue from the subject hotel and an incentive fee that is, typically, a percentage of hotel profits (in certain circumstances, after satisfying certain financial return thresholds to be earned by the owner), depending on the structure and terms of the management and hotel services agreement. We do not share in the benefits of increases in profits from franchised properties because franchisees pay us an initial application fee and ongoing royalty fees that are calculated as a percentage of gross room revenues, and also at times, as a percentage of food and beverage revenues, with no fees based on profits. Disputes or disruptions may arise with third-party owners and franchisees of hotels we manage, franchise, provide services to, or license to, and these disputes can result in the termination of the relevant agreement.
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
For the years ended December 31, 2025 and December 31, 2024, 69.8% and 75.8%, respectively, of our revenues were derived from operations in the United States. At December 31, 2025 and December 31, 2024, 66.7% and 65.3%, respectively, of our long-lived assets were located in the United States.
We report our consolidated operations in U.S. dollars. Amounts are reported in millions, unless otherwise noted. Percentages may not recompute due to rounding, and percentage changes that are not meaningful are presented as "NM." Constant dollar disclosures used throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are not measures recognized in accordance with accounting principles generally accepted in the United States of America ("GAAP"). See "—Key Business Metrics Evaluated by Management—Constant Dollar Currency" for further discussion.
We manage our business within three reportable segments. Within overhead, we include unallocated corporate expenses. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 19 to our Consolidated Financial Statements" for additional information regarding our segments.
Key Business Metrics Evaluated by Management
Revenues
We primarily derive our revenues from provision of management, franchising, and hotel services, licensing of our portfolio of brands to franchisees and other hospitality-related businesses, operation of our owned and leased hotel portfolio, and provision of distribution and destination management services. Management uses segment revenues to assess the overall performance of our business and to analyze trends such as consumer demand, brand preference, and competition. For a detailed discussion of our primary revenue sources, see "—Principal Factors Affecting Our Results of Operations—Revenues."
Adjusted EBITDA
We use the term Adjusted EBITDA throughout this annual report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus net income (loss) attributable to noncontrolling interests and our pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA, primarily based on our ownership percentage of each owned and leased venture, adjusted to exclude the following items:
•payments to customers ("contra revenue"), including performance cure payments and amortization of management and hotel services agreement and franchise agreement assets ("key money assets");
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
Our board of directors and executive management team focus on Adjusted EBITDA as one of the key performance and compensation measures both on a segment and on a consolidated basis. Adjusted EBITDA assists us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operations both on a segment and on a consolidated basis. Our President and Chief Executive Officer, who is our chief operating decision maker ("CODM"), also evaluates the performance of each of our reportable segments and determines how to allocate resources to those segments, in part, by assessing the Adjusted EBITDA of each segment. In addition, the talent and compensation committee of our board of directors determines the annual variable compensation and long-term incentive compensation for certain members of our management based in part on financial measures including and/or derived from consolidated Adjusted EBITDA, segment Adjusted EBITDA, or some combination of both.
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
We exclude revenues for reimbursed costs and reimbursed costs which relate to the reimbursement of payroll costs and system-wide services and programs that we operate for the benefit of our hotel owners as contractually we do not provide services or operate the related programs to generate a profit or bear a loss over the long term. If we collect amounts in excess of amounts spent, we have a commitment to our hotel owners to spend these amounts on the related system-wide services and programs. Additionally, if we spend in excess of amounts collected, we have a contractual right to adjust future collections or expenditures to recover prior-period costs. These timing differences are due to our discretion to spend in excess of revenues earned or less than revenues earned in a single period to ensure that the system-wide services and programs are operated in the best long-term interests of our hotel owners. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively, and instead are designed to result in a cumulative break-even balance. Therefore, we exclude the net impact when evaluating period-over-period changes in our operating results. Adjusted EBITDA includes reimbursed costs related to system-wide services and programs that we do not intend to recover from hotel owners.
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
See "—Non-GAAP Measure Reconciliation" for a reconciliation of net income (loss) attributable to Hyatt Hotels Corporation to Adjusted EBITDA.
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
ADR
ADR represents hotel room revenues divided by the total number of rooms sold in a given period. ADR measures the average room price attained by a property, and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a property or group of properties. ADR is a commonly used performance measure in our industry, and we use ADR to assess the pricing levels that we are able to generate by customer group, as changes in rates have a different effect on overall revenues and incremental profitability than changes in occupancy, as described below.
Comparable system-wide and Comparable owned and leased
"Comparable system-wide" represents all properties we manage, franchise, or provide services to, including owned and leased properties, that are operated for the entirety of the periods being compared and that have not sustained substantial damage, business interruption, or undergone large-scale renovations during the periods being compared. Comparable system-wide also excludes properties for which comparable results are not available. We may use variations of comparable system-wide to specifically refer to comparable system-wide hotels or our all-inclusive resorts, for those properties that we manage, franchise, or provide services to within our management and franchising segment. "Comparable owned and leased" represents owned or leased hotels and/or all-inclusive resorts that are operated and consolidated for the entirety of the periods being compared and have not sustained substantial damage, business interruption, or undergone large-scale renovations during the periods being compared. Comparable owned and leased also excludes properties for which comparable results are not available. Comparable system-wide and comparable owned and leased are commonly used as a basis of measurement in our industry. "Non-comparable system-wide" or "non-comparable owned and leased" represent all properties, including those that do not meet the above definition of "comparable."
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
Net Package ADR
Net Package ADR represents net package revenues divided by the total number of rooms sold in a given period. Net package revenues generally include revenue derived from the sale of packages at all-inclusive resorts comprised of rooms, food and beverage, and entertainment revenues, net of compulsory tips paid to employees. Net Package ADR measures the average room price attained by a property, and Net Package ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a property or group of properties. Net Package ADR is a commonly used performance measure in our industry, and we use Net Package ADR to assess the pricing levels that we are able to generate by customer group, as changes in rates have a different effect on overall revenues and incremental profitability than changes in occupancy, as described below.

Net Package Revenue Per Available Room ("RevPAR")
Net Package RevPAR is the product of the Net Package ADR and the average daily occupancy percentage. Net Package RevPAR generally includes revenue derived from the sale of packages comprised of rooms, food and beverage, and entertainment revenues, net of compulsory tips paid to employees. Our management uses Net Package RevPAR to identify trend information with respect to room revenues from comparable properties and to evaluate property performance on a geographical and segment basis. Net Package RevPAR is a commonly used performance measure in our industry.
Net Package RevPAR changes that are driven predominantly by changes in occupancy have different implications for overall revenue levels and incremental profitability than do changes that are driven predominantly by changes in average room rates. For example, increases in occupancy at a property would lead to increases in net package revenues and additional variable operating costs, including housekeeping services, utilities, and room amenity costs. In contrast, changes in average room rates typically have a greater impact on margins and profitability as average room rate changes result in minimal direct impacts to variable operating costs.
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
RevPAR
RevPAR is the product of the ADR and the average daily occupancy percentage. RevPAR does not include non-room revenues, which consist of ancillary revenues generated by a property, such as food and beverage, parking, and other guest service revenues. Our management uses RevPAR to identify trend information with respect to room revenues from comparable properties and to evaluate property performance on a geographical and segment basis. RevPAR is a commonly used performance measure in our industry.
RevPAR changes that are driven predominantly by changes in occupancy have different implications for overall revenue levels and incremental profitability than do changes that are driven predominantly by changes in average room rates. For example, increases in occupancy at a property would lead to increases in room revenues and additional variable operating costs, including housekeeping services, utilities, and room amenity costs, and could also result in increased ancillary revenues, including food and beverage. In contrast, changes in average room rates typically have a greater impact on margins and profitability as average room rate changes result in minimal direct impacts to variable operating costs.
Principal Factors Affecting Our Results of Operations
Our revenues and expenses are affected by a variety of factors. Revenues are primarily affected by consumer demand, which is closely linked to global and regional economic conditions and is sensitive to business and personal discretionary spending levels. Certain expenses associated with our business, including certain personnel costs, interest, rent, property taxes, insurance, and utilities, are relatively fixed and may increase at a greater rate than our revenues and/or may not be able to be reduced at the same rate as declining revenues. The fixed-cost nature of these expenses limits our ability to offset reductions in revenue through cost-cutting measures, which could adversely affect our net cash flows and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth and/or when demand rapidly and significantly decreases. See Part I, Item 1A, "Risk Factors—Risks Related to the Hospitality Industry" and "Risk Factors—Risks Related to Our Business."
During the fourth quarter of 2025, we amended our co-branded credit card agreement with a third-party, and as of the effective date of the amendment, the co-branded credit card programs were integrated into our loyalty program. Prior to the integration, certain amounts related to our co-branded credit card programs were recognized in other revenues, other direct costs, and general and administrative expenses on our consolidated statements of income (loss). Following the integration into the loyalty program, these amounts are recognized in revenues for reimbursed costs and reimbursed costs on our consolidated statements of income (loss). License fee revenues continue to be recognized within franchise and other fees. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 2 to our Consolidated Financial Statements."

Revenues
We primarily derive our revenues from the following sources:
Gross fees.    Represents revenues derived from management fees earned from managed hotels and residential units; franchise fees received in connection with the franchising of our brands; license fees received in connection with the licensing of the Hyatt brand names through our co-branded credit card programs and vacation units; management and royalty fees related to the management and licensing of certain of our brands to the Unlimited Vacation Club business; fees from hotel services provided to certain all-inclusive resorts within Latin America and the Caribbean; initial application fees from franchisees; design services fees from third-party owners and franchisees; and termination fees.
Owned and leased revenues.    Represents revenues derived from hotel operations, including room rentals and food and beverage sales and other ancillary services at owned and leased hotels. Revenues from the majority of our hotel operations depend heavily on demand from group and transient travelers.
Revenues from room rentals and ancillary services are primarily derived from three categories of customers: transient, group, and contract. Transient guests are individual travelers who are traveling for business or leisure. Group guests travel for group events that reserve a minimum of 10 rooms for meetings or social functions sponsored by corporations, associations, and social, government, military, educational, religious, fraternal, or other organizations. Group business usually includes a block of room accommodations as well as other ancillary services, such as catering and banquet services. Contract guests travel under a contract negotiated for a block of rooms for more than 30 days in duration at agreed-upon rates. Airline crews are typical generators of contract demand for our hotels.
Distribution revenues.    Represents revenues derived from the offering of travel products and services through ALG Vacations, including some or all of the following: air transportation; ground transportation and excursions; hotel accommodations primarily provided by third-party resorts; and travel insurance and car rentals provided by third parties. Distribution revenues also include commission fees related to Mr & Mrs Smith for bookings made directly through the platform and through third-party partners.
Other revenues.    Represents revenues related to our co-branded credit card programs prior to the integration into the loyalty program as discussed above, the Unlimited Vacation Club paid membership program prior to the UVC Transaction as defined in "—Other Items" below, and the Destination Residential Management business, prior to its sale during the year ended December 31, 2023.
Revenues for reimbursed costs.    Represents revenues for the reimbursement of costs incurred on behalf of third-party owners and franchisees. These reimbursed costs relate primarily to payroll at managed properties where we are the employer, as well as costs associated with system-wide services and the loyalty program operated on behalf of owners.
Intersegment eliminations.    Represents management fee revenues and expenses related to our owned and leased hotels, commission fee revenues and expenses related to certain ALG Vacations bookings, and free night award redemption revenues and expenses related to our co-branded credit card programs at owned and leased hotels, all of which are eliminated in consolidation.
Competition.    The hospitality industry is highly competitive. Increased supply can put significant pressure on ADR at our properties as well as those of our competitors. We face competition from new distribution channels in the travel industry, including potential AI platforms; large companies that offer travel services as part of their business model; financial services providers such as credit card issuers; search engines; peer-to-peer inventory sources; and industry consolidation. We believe our brand strength and ability to manage our operations in an efficient manner will help us to continue competing successfully within the hospitality industry.
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
Expenses
We primarily incur the following expenses:
General and administrative expenses.    Consists primarily of compensation expenses, including deferred compensation plans funded through contributions to rabbi trusts for certain employees, for our colleagues at our corporate and regional offices, including those that support our management and franchising segment; professional fees, including consulting, audit, and legal fees; travel and entertainment expenses; sales and marketing expenses; credit loss reserves on certain receivables; and office administrative and related expenses, including rent expenses.
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
Other direct costs.    Represents expenses related to direct costs associated with our co-branded credit card programs prior to the integration into the loyalty program as discussed above, the paid membership program prior to the UVC Transaction as defined in "—Other Items" below, and the Destination Residential Management business, prior to its sale during the year ended December 31, 2023.
Transaction and integration costs.    Consists of expenses related to transaction costs for potential and completed transactions, primarily related to professional fees incurred for acquisitions and dispositions, as well as integration costs incurred primarily related to the integration of recently acquired businesses, including certain compensation expenses, professional fees, sales and marketing expenses, and technology expenses. Transaction costs incurred during the period of a completed disposition and thereafter are recognized in gains (losses) on sales of real estate and other or equity earnings (losses) from unconsolidated hospitality ventures, depending on the nature of the transaction.
Depreciation and amortization expenses.    Depreciation expenses represent non-cash depreciation of fixed assets such as buildings, furniture, fixtures, and equipment at our consolidated owned and leased hotels and our corporate headquarters and regional offices. Amortization expenses primarily consist of amortization of management and hotel services agreement and franchise agreement intangibles and customer relationships intangibles. Changes in depreciation and amortization expenses may be driven by renovations of existing properties, acquisition or development of new properties and/or businesses, or the disposition of existing properties and/or businesses through sale or closure.
Reimbursed costs.    Represents costs incurred on behalf of third-party owners and franchisees. These reimbursed costs relate primarily to payroll at managed properties where we are the employer, as well as costs related to system-wide services and the loyalty program operated on behalf of owners of managed and franchised properties.
Other Items
Acquisitions, dispositions, and significant renovations
From time to time, we may acquire businesses to support our long-term growth strategy. We also may acquire, dispose, or undertake large-scale renovations of hotel properties. The results of operations derived from these properties do not, therefore, meet the definition of comparable as defined in "—Key Business Metrics Evaluated by Management—Comparable system-wide and Comparable owned and leased." Our results of operations from the acquisition and disposition of these businesses and/or properties may be materially impacted period to period. These key transactions are discussed separately in "—Results of Operations," when material.
In 2025, we entered into the following key transactions:
•acquired all of the issued and outstanding ordinary shares of Playa Hotels, which included 15 owned all-inclusive resorts (the "Playa Hotels Portfolio"), and subsequently sold one of the owned properties to an unrelated third party and the shares of the entities that own the remaining 14 properties to Tortuga Resorts, an unrelated third party, (the "Tortuga sale" and, collectively, the "sale of the Playa Hotels Portfolio") and entered into long-term management agreements for 13 of the 15 hotels; and
•sold the shares of the entities that own Alua Atlántico Golf Resort, Alua Tenerife, and AluaSoul Orotava Valley (the "Alua Portfolio") and entered into long-term management agreements.
In 2024, we entered into the following key transactions:
•sold Hyatt Regency Orlando and an adjacent undeveloped land parcel and entered into a long-term management agreement and a development agreement, respectively;
•sold Park Hyatt Zurich and entered into a long-term management agreement;
•sold Hyatt Regency San Antonio Riverwalk and entered into a long-term management agreement;
•sold the shares of the entities that own Hyatt Regency Aruba Resort Spa and Casino and entered into a long-term management agreement;
•completed a restructuring of the entity that owns the Unlimited Vacation Club paid membership program business and sold 80% of the entity to an unrelated third party (the "UVC Transaction"), which resulted in deconsolidation of the entity, and entered into a long-term management agreement and license and royalty agreement;
•sold Hyatt Regency O'Hare Chicago and entered into a long-term franchise agreement;
•sold Hyatt Regency Green Bay and entered into a long-term franchise agreement;
•acquired a controlling financial interest in a hospitality venture that manages Bahia Principe Hotels & Resorts-branded properties and owns the Bahia Principe brand (the "Bahia Principe Transaction");
•acquired Standard International;
•acquired the Alua Portfolio; and
•acquired the Me and All Hotels brand name.
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

RevPAR and Net Package RevPAR Statistics
The tables below include comparable system-wide RevPAR and Net Package RevPAR:

		Year Ended December 31,
	Number of comparable hotels (2)	RevPAR		Occupancy			ADR
			vs. 2024					vs. 2024
		2025	(in constant $)	2025	vs. 2024		2025	(in constant $)
Comparable system-wide hotels (1)	1,125	$144.63	2.9%	70.6%	0.9	% pts	$204.88	1.6%
United States	669	$147.00	0.9%	69.7%	(0.2)	% pts	$210.98	1.3%
Americas (excluding United States)	67	$176.16	2.9%	69.0%	(0.4)	% pts	$255.20	3.4%
Greater China	138	$87.44	2.8%	72.3%	3.2	% pts	$120.87	(1.8)%
Asia Pacific (excluding Greater China)	113	$155.62	9.5%	74.1%	3.0	% pts	$209.91	4.9%
Europe	99	$189.81	4.7%	70.4%	1.8	% pts	$269.52	1.9%
Middle East & Africa	39	$146.13	10.2%	70.2%	3.3	% pts	$208.24	5.1%
(1) Consists of hotels that we manage, franchise, own, lease, or provide services to, excluding all-inclusive properties.
(2) During the year ended December 31, 2025, we removed the following properties from comparable hotels: 24 properties that left the hotel portfolio, seven properties that experienced an extended closure, four properties that underwent a significant renovation, three properties that experienced a seasonal closure, three properties that converted from franchised to managed, one property that temporarily suspended operations, and one property that underwent an expansion.

RevPAR at our comparable system-wide hotels increased during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by strong leisure transient travel outside of the United States. Business transient and group RevPAR increased during the year ended December 31, 2025, compared to the year ended December 31, 2024, driven by strong performance most notably in the first quarter of 2025, partially offset by lower demand at select service properties in the United States.
During the year ended December 31, 2025, group booking production decreased at our comparable full service managed hotels in the United States, compared to the year ended December 31, 2024, driven by lower bookings in the year, partially offset by increased bookings in future years.

		Year Ended December 31,
	Number of comparable resorts (3)	Net Package RevPAR		Occupancy			Net Package ADR
			vs. 2024					vs. 2024
		2025	(in reported $)	2025	vs. 2024		2025	(in reported $)
Comparable system-wide all-inclusive resorts (1)	87	$221.77	8.6%	76.9%	3.4	% pts	$288.38	3.8%
Americas (excluding United States)	52	$241.08	7.1%	74.5%	4.1	% pts	$323.53	1.2%
Europe (2)	35	$164.40	15.3%	84.0%	1.5	% pts	$195.72	13.3%
(1) Consists of all-inclusive properties that we manage, lease, or provide services to.
(2) Certain resorts operate under a hybrid all-inclusive model, which includes various all-inclusive package options as well as rooms-only options.
(3) During the year ended December 31, 2025, we removed the following properties from comparable resorts: eight properties that converted from franchised to managed, four properties that left the hotel portfolio, four properties that experienced an extended closure, four properties that experienced a seasonal closure, three properties that underwent a significant renovation, and one property that underwent an expansion.

Net Package RevPAR at our comparable all-inclusive resorts increased during the year ended December 31, 2025, compared to the year ended December 31, 2024, driven by higher demand and Net Package ADR.

		Year Ended December 31,
	Number of comparable hotels (2)	RevPAR		Occupancy			ADR
			vs. 2024					vs. 2024
		2025	(in constant $)	2025	vs. 2024		2025	(in constant $)
Comparable owned and leased hotels (1)	21	$225.37	5.7%	71.7%	0.3	% pts	$314.22	5.1%
(1) Excludes unconsolidated hospitality ventures and all-inclusive leased properties.
(2) During the year ended December 31, 2025, no properties were removed from comparable hotels.
RevPAR at our comparable owned and leased hotels increased during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by strong group and business transient travel benefiting from higher ADR.
Results of Operations
Year Ended December 31, 2025 Compared with Year Ended December 31, 2024
Consolidated Results
For additional information regarding our consolidated results, refer to our consolidated statements of income (loss) included in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Consolidated Financial Statements."
The impact from our investments in marketable securities held to fund our deferred compensation plans through rabbi trusts was recognized on the following financial statement line items on our consolidated statements of income (loss) and had no impact on net income (loss): revenues for reimbursed costs; general and administrative expenses; owned and leased expenses; reimbursed costs; and net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
Fee revenues.

	Year Ended December 31,
	2025	2024	Better / (Worse)
Base management fees	$446	$399	$47	11.7%
Incentive management fees	272	242	30	12.5%
Franchise and other fees	480	458	22	4.9%
Gross fees	1,198	1,099	99	9.0%
Contra revenue	(86)	(69)	(17)	(24.5)%
Net fees	$1,112	$1,030	$82	8.0%
Base and incentive management fees increased during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by portfolio growth, inclusive of the Bahia Principe Transaction, with base management fees also benefiting from increased leisure transient demand and incentive management fees benefiting from hotel performance outside of the United States.
Franchise and other fees increased during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by license fees related to our co-branded credit card programs, management and royalty fees related to the management of and licensing of certain of our brands to the Unlimited Vacation Club paid membership program following the UVC Transaction, and franchise fees due to portfolio growth, partially offset by franchise fees recognized in 2024 related to properties that were acquired in the Playa Hotels Acquisition.
Contra revenue increased during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to incremental key money assets amortization and a payment made to a third-party owner.

Owned and leased revenues.

	Year Ended December 31,
	2025	2024	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$918	$868	$50	5.8%	$7
Non-comparable owned and leased revenues	457	306	151	49.3%	—
Owned and leased revenues	$1,375	$1,174	$201	17.1%	$7
Comparable owned and leased revenues increased during the year ended December 31, 2025, compared to the year ended December 31, 2024, driven by strong group and business transient travel.
Non-comparable owned and leased revenues increased during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by the Playa Hotels Acquisition, partially offset by net disposition activity in 2024.
Distribution revenues.    During the year ended December 31, 2025, distribution revenues decreased $77 million, compared to the year ended December 31, 2024, primarily driven by lower booking and departure volume within ALG Vacations, in part due to reduced demand at lower chain scale properties as well as the impact of Hurricane Melissa.
Other revenues.    During the year ended December 31, 2025, other revenues decreased $30 million, compared to the year ended December 31, 2024, primarily driven by the UVC Transaction.
Revenues for reimbursed costs.

	Year Ended December 31,
	2025	2024	Change
Revenues for reimbursed costs	$3,629	$3,352	$277	8.2%
Less: rabbi trust impact (1)	(23)	(23)	—	(2.4)%
Revenues for reimbursed costs, excluding rabbi trust impact	$3,606	$3,329	$277	8.3%
(1) The change was driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within reimbursed costs.
Revenues for reimbursed costs increased during the year ended December 31, 2025, compared to the year ended December 31, 2024, driven by higher reimbursements for payroll and related expenses at managed properties where we are the employer and an increase in reimbursed costs related to system-wide services provided to managed and franchised properties. The higher reimbursements for expenses were due to increased demand at our existing properties and portfolio growth.
General and administrative expenses.

	Year Ended December 31,
	2025	2024	Change
General and administrative expenses	$555	$548	$7	1.3%
Less: rabbi trust impact (1)	(48)	(46)	(2)	(7.1)%
Less: stock-based compensation expense	(62)	(58)	(4)	(4.6)%
Adjusted general and administrative expenses (2)	$445	$444	$1	0.3%
(1) The change was driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
(2) See "—Key Business Metrics Evaluated by Management—Adjusted General and Administrative Expenses" for further discussion.
General and administrative expenses increased during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to credit loss reserves on certain receivables and increased payroll and related costs associated with the Bahia Principe Transaction and the Playa Hotels Acquisition, partially offset by reduced expenses due to organizational changes and the impact of the UVC Transaction.

Owned and leased expenses.

	Year Ended December 31,
	2025	2024	Better / (Worse)
Comparable owned and leased expenses	$761	$716	$(45)	(6.4)%
Non-comparable owned and leased expenses	359	206	(153)	(74.1)%
Rabbi trust impact (1)	2	3	1	52.9%
Owned and leased expenses	$1,122	$925	$(197)	(21.2)%
(1) The change was driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
Comparable owned and leased expenses increased during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to increased variable expenses at certain hotels, most notably payroll and related costs.
Non-comparable owned and leased expenses increased during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by the Playa Hotels Acquisition, partially offset by net disposition activity in 2024.
Distribution expenses.    During the year ended December 31, 2025, distribution expenses decreased $52 million, compared to the year ended December 31, 2024, primarily driven by cost management strategies and lower variable expenses at ALG Vacations as a result of lower booking and departure volume, in part due to reduced demand at lower chain scale properties as well as the impact of Hurricane Melissa.
Other direct costs.    During the year ended December 31, 2025, other direct costs decreased $21 million, compared to the year ended December 31, 2024, primarily driven by the UVC Transaction.
Transaction and integration costs.    During the year ended December 31, 2025, transaction and integration costs increased $131 million, compared to the year ended December 31, 2024, primarily due to transaction and integration costs related to the Playa Hotels Acquisition. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 7 to our Consolidated Financial Statements" for additional information.
Depreciation and amortization expenses.    During the year ended December 31, 2025, depreciation and amortization expenses decreased $8 million, compared to the year ended December 31, 2024, primarily driven by lower depreciation expense as a result of net disposition activity in 2024 and lower amortization expense related to the UVC Transaction, partially offset by additional amortization expense for intangible assets acquired in the Bahia Principe Transaction.
Reimbursed costs.

	Year Ended December 31,
	2025	2024	Change
Reimbursed costs	$3,682	$3,457	$225	6.5%
Less: rabbi trust impact (1)	(23)	(23)	—	(2.4)%
Reimbursed costs, excluding rabbi trust impact	$3,659	$3,434	$225	6.6%
(1) The change was driven by the market performance of the underlying invested assets and offsets with the rabbi trust impact within revenues for reimbursed costs.
Reimbursed costs increased during the year ended December 31, 2025, compared to the year ended December 31, 2024, driven by increased payroll and related expenses at managed properties where we are the employer and expenses related to system-wide services provided to managed and franchised properties. The higher expenses were due to increased demand at our existing properties and portfolio growth.
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Year Ended December 31,
	2025	2024	Better / (Worse)
Rabbi trust gains (losses) allocated to general and administrative expenses	$48	$46	$2	7.1%
Rabbi trust gains (losses) allocated to owned and leased expenses	2	3	(1)	(52.9)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$50	$49	$1	2.5%

Equity earnings (losses) from unconsolidated hospitality ventures.

	Year Ended December 31,
	2025	2024	Better / (Worse)
Impairment charges related to investments in unconsolidated hospitality ventures (1)	$(36)	$(15)	$(21)
Hyatt's share of unconsolidated hospitality ventures' net gains (losses) excluding foreign currency	(22)	(44)	22
Hyatt's share of unconsolidated hospitality ventures' foreign currency exchange, net	(1)	(11)	10
Net gains (losses) from sales activity related to unconsolidated hospitality ventures (1)	—	20	(20)
Gain on dilution of ownership interest in an unconsolidated hospitality venture (1)	—	79	(79)
Distributions from unconsolidated hospitality ventures	12	7	5
Other (2)	1	(5)	6
Equity earnings (losses) from unconsolidated hospitality ventures	$(46)	$31	$(77)
(1) See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 4 to our Consolidated Financial Statements" for additional information.
(2) The year ended December 31, 2024 includes equity losses primarily related to a debt repayment guarantee for a hotel property in the United States.
Interest expense.    During the year ended December 31, 2025, interest expense increased $137 million, compared to the year ended December 31, 2024, primarily due to the issuances of senior notes in 2024 and 2025, the loans under the delayed draw term loan facility (the "DDTL Facility"), and bridge commitment fees related to the Playa Hotels Acquisition, partially offset by the redemption of certain of our senior notes in 2024 and 2025. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements" for additional information.
Gains (losses) on sales of real estate and other.    During the year ended December 31, 2025, we recognized the following:
•    $34 million pre-tax loss related to the sale of the Playa Hotels Portfolio; and
•    $21 million pre-tax gain related to the sale of the shares of the entities that own the Alua Portfolio.
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
Asset impairments.    During the year ended December 31, 2025, we recognized $40 million of impairment charges related to $32 million of intangible assets, $6 million of property and equipment, and $2 million of operating lease ROU assets. During the year ended December 31, 2024, we recognized $213 million of impairment charges related to $163 million of goodwill, $24 million of intangible assets, $21 million of property and equipment, and $5 million of operating lease ROU assets. See Part

IV, Item 15, "Exhibits and Financial Statement Schedule—Note 5, Note 8, and Note 9 to our Consolidated Financial Statements" for additional information.
Other income (loss), net.    During the year ended December 31, 2025, other income (loss), net decreased $156 million compared to the year ended December 31, 2024. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 21 to our Consolidated Financial Statements" for additional information.
Provision for income taxes.

	Year Ended December 31,
	2025	2024	Change
Income before income taxes	$81	$1,563	$(1,482)	(94.8)%
Provision for income taxes	(130)	(267)	137	51.1%
Effective tax rate	161.4%	17.1%		144.3%
Provision for income taxes decreased during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by the sales of Hyatt Regency Orlando and an adjacent undeveloped land parcel, Hyatt Regency Aruba Resort Spa and Casino, Park Hyatt Zurich, and Hyatt Regency San Antonio Riverwalk, as well as the UVC Transaction in 2024.
The effective tax rate increased during the year ended December 31, 2025, compared to the year ended December 31, 2024, driven by reduced pre-tax income and a non-cash tax adjustment related to deferred tax assets in 2025.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to our Consolidated Financial Statements" for additional information.
Non-GAAP Measure Reconciliation
The table below provides a reconciliation of net income (loss) attributable to Hyatt Hotels Corporation to Adjusted EBITDA:

	Year Ended December 31,
	2025	2024	Change
Net income (loss) attributable to Hyatt Hotels Corporation	$(52)	$1,296	$(1,348)	(104.0)%
Contra revenue	86	69	17	24.5%
Revenues for reimbursed costs	(3,629)	(3,352)	(277)	(8.2)%
Reimbursed costs	3,682	3,457	225	6.5%
Stock-based compensation expense (1)	68	62	6	8.0%
Transaction and integration costs	173	42	131	308.4%
Depreciation and amortization	325	333	(8)	(2.6)%
Equity (earnings) losses from unconsolidated hospitality ventures	46	(31)	77	247.4%
Interest expense	317	180	137	76.3%
(Gains) losses on sales of real estate and other	15	(1,245)	1,260	101.2%
Asset impairments	40	213	(173)	(81.4)%
Other (income) loss, net	(101)	(257)	156	61.0%
Provision for income taxes	130	267	(137)	(51.1)%
Net income attributable to noncontrolling interests	3	—	3	NM
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	56	62	(6)	(10.0)%
Adjusted EBITDA	$1,159	$1,096	$63	5.8%
(1) Includes amounts recognized in general and administrative expenses, owned and leased expenses, and distribution expenses; excludes amounts recognized in transaction and integration costs.

Segment Results
We evaluate segment operating performance using segment revenues and Adjusted EBITDA. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 19 to our Consolidated Financial Statements" for additional information, including a reconciliation of segment Adjusted EBITDA to income before income taxes.
Management and franchising segment revenues and Adjusted EBITDA.

	Year Ended December 31,
	2025	2024	Better / (Worse)
Gross fees (1)	$1,250	$1,149	$101	8.8%
Other revenues	38	42	(4)	(9.8)%
Segment revenues (2)	$1,288	$1,191	$97	8.2%
(1) See "—Results of Operations" for further discussion regarding the increase in gross fee revenues.
(2) Includes $51 million and $49 million of intersegment revenues for the years ended December 31, 2025 and December 31, 2024, respectively.

	Year Ended December 31,
	2025	2024	Better / (Worse)
Segment Adjusted EBITDA	$940	$854	$86	10.1%
Adjusted EBITDA increased during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by increases in gross fee revenues, partially offset by increased general and administrative expenses, which was primarily due to credit loss reserves on certain receivables, as well as results of our co-branded credit card programs prior to the integration into the loyalty program in the fourth quarter of 2025 recognized in other revenues and other direct costs.
Owned and leased segment revenues and Adjusted EBITDA.

	Year Ended December 31,
	2025	2024	Better / (Worse)		Currency Impact
Segment revenues (1), (2)	$1,397	$1,197	$200	16.8%	$7
(1) See "—Results of Operations" for further discussion regarding the increase in owned and leased revenues.
(2) Includes $22 million and $23 million of intersegment revenues for the years ended December 31, 2025 and December 31, 2024, respectively.

	Year Ended December 31,
	2025	2024	Better / (Worse)
Owned and leased Adjusted EBITDA (1)	$203	$199	$4	2.2%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	56	62	(6)	(10.0)%
Segment Adjusted EBITDA	$259	$261	$(2)	(0.7)%
(1) See "—Results of Operations" for further discussion regarding the increases in owned and leased revenues and owned and leased expenses.
Our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA decreased during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by the sale of our ownership interest in an unconsolidated hospitality venture in 2024 as well as a property undergoing a significant renovation.
Distribution segment revenues and Adjusted EBITDA.

	Year Ended December 31,
	2025	2024	Better / (Worse)
Distribution revenues (1)	$946	$1,023	$(77)	(7.5)%
Other revenues (1)	—	26	(26)	(100.0)%
Segment revenues	$946	$1,049	$(103)	(9.8)%
(1) See "—Results of Operations" for further discussion regarding the decrease in distribution revenues and other revenues.

	Year Ended December 31,
	2025	2024	Better / (Worse)
Segment Adjusted EBITDA	$120	$140	$(20)	(13.7)%
Excluding the impact of the UVC Transaction, Adjusted EBITDA decreased $26 million during the year ended December 31, 2025, compared to the year ended December 31, 2024, driven by distribution revenues and distribution expenses. See "—Results of Operations" for further discussion.
Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments, and cash generated from our operations. As part of our long-term business strategy, we use net proceeds from dispositions to pay down debt as necessary to maintain our investment-grade profile; support new investment opportunities, including acquisitions; and return capital to our stockholders, when appropriate. We may also borrow cash under our revolving credit facility or from other third-party sources and raise funds by issuing debt or equity securities. We maintain a cash investment policy that emphasizes the preservation of capital.
During the year ended December 31, 2025, we acquired all of the issued and outstanding ordinary shares of Playa Hotels for $1,274 million, net of cash acquired, and repaid the outstanding balance of an assumed term loan for $1,078 million. The transaction was funded with a combination of proceeds from new debt, including a $1,700 million DDTL Facility and $1,000 million of senior notes. We repaid $1,700 million of borrowings on the DDTL Facility during the year ended December 31, 2025 and terminated the facility upon repayment. As required by the credit agreement, the net proceeds from the sale of the shares of the entities that own the Alua Portfolio and the sale of the Playa Hotels Portfolio were used to pay down the DDTL Facility. Upon completion, we successfully executed our commitment announced in February 2025, ahead of our expectation, to realize at least $2.0 billion of proceeds from asset sales by the end of 2027. Additionally, we repaid senior notes due 2025 at maturity for $460 million, inclusive of $10 million of accrued interest. We also issued $400 million of senior notes due 2035 and used the proceeds to redeem $400 million of senior notes due 2026 at a redemption price of $405 million, inclusive of $5 million of accrued interest. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 7 and Note 11 to our Consolidated Financial Statements" for additional information.
We may, from time to time, seek to retire or purchase our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an ASR transaction. Such repurchases or exchanges, if any, will depend on prevailing market conditions, restrictions in our existing or future financing arrangements, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. During the year ended December 31, 2025, we returned $350 million of capital to our stockholders through $293 million of share repurchases and $57 million of quarterly dividend payments. At December 31, 2025, we had approximately $678 million remaining under the share repurchase program. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 16 to our Consolidated Financial Statements."
We believe that our cash position, short-term investments, cash from operations, borrowing capacity under our revolving credit facility, and access to the capital markets will be adequate to meet all of our funding requirements and capital deployment objectives in both the short term and long term.
Recent Transactions Affecting our Liquidity and Capital Resources
During the years ended December 31, 2025 and December 31, 2024, various transactions impacted our liquidity. See "—Sources and Uses of Cash."

Sources and Uses of Cash

	Year Ended December 31,
	2025	2024
Cash provided by (used in):
Operating activities	$379	$633
Investing activities	357	81
Financing activities	(954)	(618)
Effect of exchange rate changes on cash	(9)	(3)
Change in cash, cash equivalents, and restricted cash classified within assets held for sale	—	3
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(227)	$96
Cash Flows from Operating Activities
Cash provided by operating activities decreased $254 million during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to cash paid for transaction and integration costs related to the Playa Hotels Acquisition and an increase in cash paid for interest and income taxes.
Cash Flows from Investing Activities
2025 Activity:
•We received $1,603 million of proceeds, net of cash disposed, transaction costs, and proration adjustments, from the sale of the Playa Hotels Portfolio.
•We received $244 million of net proceeds from the sale of marketable securities and short-term investments.
•We received approximately $72 million of proceeds, net of cash disposed and debt assumed by the buyer, from the sale of the shares of the entities that own the Alua Portfolio.
•We received $20 million of proceeds related to distributions from certain equity method investments and the redemption of held-to-maturity ("HTM") debt securities.
•We received $14 million of proceeds from financing receivables.
•We acquired all of the issued and outstanding ordinary shares of Playa Hotels for $1,274 million, net of cash acquired.
•We invested $220 million in capital expenditures (see "—Capital Expenditures").
•We invested $45 million in HTM debt securities.
•We contributed $37 million to unconsolidated hospitality ventures.
•We issued $16 million of financing receivables.
2024 Activity:
•We received $723 million of proceeds, net of cash disposed, transaction costs, and proration adjustments, from the sale of Hyatt Regency Orlando and an adjacent undeveloped land parcel.
•We received $244 million of proceeds, net of transaction costs and proration adjustments, from the sale of Park Hyatt Zurich.
•We received $226 million of proceeds, net of transaction costs and proration adjustments, from the sale of Hyatt Regency San Antonio Riverwalk.
•We received $173 million of proceeds, net of cash disposed, transaction costs, and proration adjustments, from the sale of the shares of entities that own Hyatt Regency Aruba Resort Spa and Casino.
•We received $62 million of proceeds related to distributions from certain equity method investments and the redemption of HTM debt securities.

•We received $51 million of proceeds from financing receivables.
•We received $41 million of proceeds, net of cash disposed, from the UVC Transaction.
•We received $11 million of proceeds, net of transaction costs and proration adjustments, from the sale of Hyatt Regency O'Hare Chicago.
•We received $3 million of proceeds, net of transaction costs and proration adjustments, from the sale of Hyatt Regency Green Bay.
•We invested $437 million in net purchases of marketable securities and short-term investments.
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
•We acquired the Me and All Hotels brand name for $28 million, inclusive of transaction costs.
Cash Flows from Financing Activities
2025 Activity:
•We repaid $1,700 million of borrowings on the DDTL Facility using net proceeds from the sale of the shares of the entities that own the Alua Portfolio and the sale of the Playa Hotels Portfolio.
•We assumed Playa Hotels' existing term loan and repaid the outstanding balance for $1,078 million, inclusive of $3 million of accrued interest, on the acquisition date.
•We repaid senior notes due 2025 at maturity for $460 million, inclusive of $10 million of accrued interest.
•We redeemed senior notes due 2026 at a redemption price of $405 million, which included principal and $5 million of accrued interest.
•We repurchased 2,048,945 shares of Class A common stock for an aggregate purchase price of $293 million.
•We paid four quarterly $0.15 per share cash dividends on outstanding shares of Class A and Class B common stock totaling $57 million.
•We paid $27 million of withholding taxes for stock-based compensation.
•We borrowed $1,700 million on the DDTL Facility and received $1,694 million of proceeds, net of $6 million of issuance costs, which we used to finance the Playa Hotels Acquisition, repay certain indebtedness of Playa Hotels and its subsidiaries in connection with the acquisition, and pay related fees and expenses.
•We issued senior notes and received $1,386 million of net proceeds, after deducting $14 million of underwriting discounts and other offering expenses.
2024 Activity:
•We repurchased 7,992,256 shares of Class A and Class B common stock for an aggregate purchase price of $1,190 million.
•We repaid outstanding senior notes at maturity for $753 million, inclusive of $7 million of accrued interest.

•We paid four quarterly $0.15 per share cash dividends on outstanding shares of Class A and Class B common stock totaling $60 million.
•We paid $43 million of withholding taxes for stock-based compensation.
•We issued senior notes and received $1,380 million of net proceeds, after deducting $20 million of underwriting discounts and other offering expenses.
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

	December 31, 2025	December 31, 2024
Total debt (1)	$4,278	$3,782
Stockholders' equity	3,334	3,547
Total capital	7,612	7,329
Total debt-to-total capital	56.2%	51.6%
Total debt (1)	4,278	3,782
Less: cash and cash equivalents and short-term investments (2)	(813)	(1,383)
Net debt	$3,465	$2,399
Net debt-to-total capital	45.5%	32.7%
(1) Excludes approximately $416 million and $370 million of our share of unconsolidated hospitality venture indebtedness at December 31, 2025 and December 31, 2024, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
(2) Excludes $3 million of cash and cash equivalents reclassified to assets held for sale at December 31, 2024.
Capital Expenditures
We routinely make capital expenditures to enhance our business primarily through renovations at our owned properties, investments in technology, and other capital projects. We have been, and will continue to be, disciplined with respect to our capital spending, taking into account our cash flows from operations.

	Year Ended December 31,
	2025	2024
Total capital expenditures	$220	$170
Less: capital expenditures related to the Playa Hotels Portfolio	(72)	—
Capital expenditures, net of amounts related to the Playa Hotels Portfolio	$148	$170
Excluding cash paid related to the Playa Hotels Portfolio, capital expenditures decreased $22 million during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by net disposition activity in 2024 and decreased renovation spend at owned hotels.

Senior Notes
The table below sets forth the outstanding principal balance of our various series of senior unsecured notes (collectively, the "Senior Notes") at December 31, 2025, as described in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements." Interest on the outstanding Senior Notes is payable semi-annually.

Outstanding principal amount
$600 million senior unsecured notes maturing in 2027—5.750%	$600
$400 million senior unsecured notes maturing in 2028—4.375%	399
$500 million senior unsecured notes maturing in 2028—5.050%	500
$600 million senior unsecured notes maturing in 2029—5.250%	600
$450 million senior unsecured notes maturing in 2030—5.750%	440
$450 million senior unsecured notes maturing in 2031—5.375%	450
$500 million senior unsecured notes maturing in 2032—5.750%	500
$350 million senior unsecured notes maturing in 2034—5.500%	350
$400 million senior unsecured notes maturing in 2035—5.400%	400
Total Senior Notes	$4,239
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
If a change of control triggering event, as defined in the indenture governing the Senior Notes, occurs, we will be required to offer to purchase the Senior Notes at a price equal to 101% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase. We may also redeem some or all of the remaining Senior Notes at any time prior to their maturity at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption plus a make-whole amount, if any. The amount of any make-whole payment depends, in part, on the yield of U.S. Treasury securities with a comparable maturity to the Senior Notes at the date of redemption.
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at December 31, 2025.
Revolving Credit Facility
On October 30, 2025, we entered into a credit agreement with a syndicate of lenders that provides for a $1.5 billion senior unsecured revolving credit facility (the "revolving credit facility") that matures in October 2030. The credit agreement refinanced and replaced in its entirety our credit agreement dated May 18, 2022 (the "prior revolving credit facility"). The revolving credit facility provides for the making of revolving loans to us in U.S. dollars and, subject to a sublimit of $250 million, certain other currencies, and the issuance of up to $300 million of letters of credit for our own account or for the account of our subsidiaries. We have the option during the term of the revolving credit facility to increase the revolving credit facility by an aggregate amount of up to an additional $1 billion provided that, among other things, new and/or existing lenders agree to provide commitments for the increased amount. We may prepay any outstanding aggregate principal amount, in whole or in part, at any time, subject to customary breakage costs and upon proper notice. The credit agreement contains customary affirmative, negative, and financial covenants; representations and warranties; and default provisions.

Our revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions. At December 31, 2025, we had no balance outstanding. At December 31, 2025, we had $3 million outstanding undrawn letters of credit issued under our revolving credit facility, and reduced availability thereunder. At December 31, 2025, we had $1,497 million of borrowing capacity available under our revolving credit facility, net of outstanding undrawn letters of credit. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements."
Borrowings under our revolving credit facility bear interest, at our option, at either a reference rate plus a margin ranging from 0.775% to 1.250% per annum, or the alternative base rate plus a margin ranging from 0.000% to 0.250% per annum, in each case depending on our credit rating by any of S&P, Moody's, or Fitch or, in certain circumstances, our credit rating and leverage ratio. Reference rates refer to the term Secured Overnight Financing Rate ("Term SOFR"), the applicable foreign currency daily rate, or the applicable foreign currency term rate and may be at one, three, or six month tenors.
Our revolving credit facility provides for a facility fee ranging from 0.090% to 0.225% of the total commitments of the lenders under the revolving credit facility depending on our credit rating or, in certain circumstances, our credit rating and leverage ratio. The facility fee is charged regardless of the level of borrowings.
At December 31, 2025, the interest rate for a one month Term SOFR borrowing under our revolving credit facility would have been 4.738%, which represents Term SOFR of 3.688% plus the applicable margin of 1.050%.
We are also required to pay letter of credit fees with respect to each letter of credit equal to the applicable margin for Term SOFR loans on the face amount of each letter of credit. In addition, we must pay a fronting fee to the issuer of each letter of credit of 0.100% per annum on the face amount of such letter of credit.
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
The revolving credit facility also contains a financial covenant that limits our maximum leverage, consisting of the ratio of Consolidated Adjusted Funded Debt to Consolidated EBITDA, each as defined in the revolving credit facility, to not more than 4.5 to 1. For a limited period of time following certain transactions, the required ratio is adjusted to not more than 5.5 to 1. The financial covenant is measured quarterly. Our outstanding Senior Notes do not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios.
We are in compliance with all applicable covenants under the revolving credit facility at December 31, 2025.
Letters of Credit
We issue letters of credit either under our revolving credit facility or directly with financial institutions. We had $118 million in letters of credit issued directly with financial institutions outstanding at December 31, 2025. At December 31, 2025, these letters of credit, which mature on various dates through 2026, had weighted-average fees of approximately 92 basis points. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
Surety and Other Bonds
Surety and other bonds issued on our behalf were $120 million at December 31, 2025 and are generally off-balance sheet arrangements. These primarily relate to our insurance programs, customer deposits associated with ALG Vacations, taxes, licenses, liens, and utilities for certain managed and franchised hotels. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
Other Indebtedness and Future Debt Maturities
Excluding $4,239 million of Senior Notes, all other third-party indebtedness was $39 million, net of $34 million of unamortized discounts and deferred financing fees, at December 31, 2025.
At December 31, 2025, $6 million of our outstanding debt will mature within the next 12 months. We believe we will have adequate liquidity to repay or refinance our current debt obligations.

Contractual Obligations
Our significant contractual obligations at December 31, 2025 include debt, lease obligations, contingent consideration arrangements, purchase obligations, and other commitments, primarily related to deferred compensation plan liabilities.
Our short-term and long-term debt obligations are discussed above and in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements," and our short-term and long-term lease obligations are discussed in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 8 to our Consolidated Financial Statements."
Our commitments under contingent consideration arrangements are primarily anticipated to be paid in the long term based on the expected timing of achieving the contractual objectives and are discussed in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 7 and Note 15 to our Consolidated Financial Statements."
Purchase obligations at December 31, 2025 were $6 million, which are primarily due in the short term. Our purchase obligations primarily consist of construction and renovation commitments at certain owned hotels.
Other commitments primarily consist of deferred compensation plan liabilities, with $4 million due in the short term and $615 million due in the long term. Our commitments exclude $562 million of long-term income taxes payable due to the uncertainty related to the timing of the reversal of those liabilities.
We enter into contracts with certain airlines for commercial air transportation provided by third-party air carriers and chartered air transportation provided by ALG Vacations. Obligations under these contracts are due in the short term and may be renegotiated based on customer demand.
Guarantee Commitments
We enter into performance guarantees with third-party owners related to certain managed hotels, which require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. Under these performance guarantees, we may be required to fund up to $34 million within the next 12 months and up to $98 million thereafter. Through acquisitions, we acquired certain management and hotel services agreements with performance guarantees based on annual performance levels. Contract terms within certain management and hotel services agreements limit our exposure, and therefore, we are unable to reasonably estimate our maximum potential future payments under these guarantees.
We also enter into debt repayment and other guarantees with respect to certain unconsolidated hospitality ventures, hospitality venture partners, and managed or franchised hotels. Our debt repayment guarantee commitments include $43 million that expire within the next 12 months and $80 million that expire thereafter. Certain of the underlying debt agreements have extension periods which are not reflected in these figures. With respect to certain of these guarantees, we have reimbursement agreements with our unconsolidated hospitality venture partners or the respective third-party owners or franchisees that reduce our maximum potential future payments and are not reflected above.
In addition, we provide indemnifications as a result of certain dispositions for liabilities incurred prior to sale. As part of the UVC Transaction, we agreed to guarantee up to $70 million of our hospitality venture partner's investment upon the occurrence of certain events in the long term. Additionally, we agreed to indemnify the unconsolidated hospitality venture, the primary obligor to the foreign taxing authorities, for obligations the entity may incur as a result of pre-existing uncertain tax positions. At December 31, 2025, the indemnification for open tax years had a maximum exposure of $79 million. Our exposure related to tax years expiring in the next 12 months and thereafter is $23 million and $56 million, respectively.
We agreed to indemnify the buyer in conjunction with the Tortuga sale for obligations the entities may incur as a result of certain tax matters as of the sale date. At December 31, 2025, the indemnification for open tax years had a maximum exposure of $45 million, which may be funded in the long term.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
Investment Commitments
We are committed, under certain conditions, to lend, provide certain consideration to, or invest in various business ventures. At December 31, 2025, we expect to fund commitments of $231 million within the next 12 months and $456 million thereafter. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."

Critical Accounting Policies and Estimates
Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures in our consolidated financial statements and accompanying footnotes (the "Notes").
A number of our accounting policies, which are described in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 2 to our Consolidated Financial Statements," are critical due to the fact they involve a higher degree of judgment and estimates. Those accounting policies and other critical estimates are included below. As a result, these accounting policies could materially affect our financial position and results of operations. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. In addition, changes in the accounting estimates that we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. Although we believe our estimates, assumptions, and judgments are reasonable, they are based on information presently available. Our estimates of projected results are based on historical data, internal estimates, and/or external sources and are developed as part of our routine, long-term planning process. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of the board of directors.
Loyalty Program Future Point Redemption Obligation and Revenue Recognition
We utilize third-party actuaries to assist with the valuation of the deferred revenue liability related to future point redemptions associated with the loyalty program. Changes in the estimates, including the anticipated timing of future point redemptions and an estimate of the breakage for loyalty points that will not be redeemed, could result in further material changes to our liability and the amount of revenues we recognize when redemptions occur.
At December 31, 2025, our total deferred revenue liability related to future point redemptions was $1,533 million. A 10% decrease in the breakage assumption would increase our deferred revenue liability related to future point redemptions by approximately $90 million.
Equity Method Investments
We assess investments in unconsolidated hospitality ventures accounted for under the equity method for impairment quarterly. Determining whether or not there is an indication that a loss in value has occurred and whether a loss is deemed to be other than temporary requires judgment, and we consider our knowledge of the hospitality industry, historical experience, location of the underlying venture property, market conditions, and/or venture-specific information available at the time of our assessment. When there is an indication that a loss in value has occurred, we may evaluate the carrying value in comparison to the estimated fair value. We estimate the fair value using internally developed cash flow models, third-party appraisals, and, if appropriate, pending third-party offers. Changes to the significant inputs used to determine fair value, including projected cash flows, discount rates, and capitalization rates, could affect our evaluation.
Changes in economic and operating conditions impacting these estimates and judgments could result in impairments to our equity method investments in future periods. Historically, changes in estimates used in the impairment assessment process have not resulted in material impairment charges in subsequent periods.
Acquisitions
Assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree are recorded at fair value as of the acquisition date, which requires judgment. We use third-party valuation specialists to estimate the fair value of assets or businesses acquired using the income, cost, and/or market approaches. Valuation inputs include historical financial results, projected cash flows, discount rates, capitalization rates, royalty rates, current market conditions, likelihood of contract renewals, and comparable transactions. In business combinations, the fair value is allocated to tangible and intangible assets and liabilities, with any remaining value assigned to goodwill. In asset acquisitions, any difference between the consideration paid and the fair value of the assets acquired is allocated across the identified assets based on the relative fair value. Changes to the significant inputs used to determine fair value, including cash flow and revenue projections and discount rates, could affect the measurement and allocation of fair value.

Contingent and Non-cash Consideration
Contingent consideration payable arising from acquisitions is recorded at fair value as a liability on the acquisition date and remeasured at each reporting date. Fair value is typically estimated using a Monte Carlo simulation. Changes to the significant inputs used to determine fair value, including discount rates, probabilities of achieving the contractual objectives, and/or timing of payments, could affect the fair value measurement upon acquisition and each reporting period thereafter.
We may be entitled to contingent consideration receivable as a result of dispositions. Non-cash consideration and contingent consideration receivables arising from sales of business and ownership interests in unconsolidated hospitality ventures are recorded at fair value as assets upon sale. Fair value is typically estimated using either a Monte Carlo simulation or a probability-based discounted cash flow approach. Contingent consideration receivables arising from asset dispositions are recorded as contract assets using the expected value method and are estimated using a Monte Carlo simulation to model the probability of possible outcomes. Changes to the significant inputs used to determine fair value or expected value, including the selection of probability weighting, discount rates, volatility, probabilities of achieving the contractual objectives, operating results, and/or timing of payments, could affect the measurement upon sale.
Goodwill and Indefinite-Lived Intangible Assets
We evaluate goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, using balances at October 1. Goodwill is evaluated at interim dates if triggering events occur, and indefinite-lived intangible assets are evaluated at interim dates if indicators of impairment exist.
Determining whether triggering events or impairment indicators exist requires judgment, and we consider our knowledge of the hospitality industry, historical experience, location of the property or properties, market conditions, and/or specific information available at the time of our assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of our analysis. We estimate the fair value of our goodwill reporting units and indefinite-lived intangible assets generally using income and/or market approaches, including the relief from royalty method. Changes to the significant inputs used to determine fair value, including projected cash flows, discount rates, capitalization rates, and market royalty rates, could affect the fair value of the reporting unit or the indefinite-lived intangible asset.
Historically, changes in estimates used in our valuations have not resulted in material impairment charges in subsequent periods. At December 31, 2025, for one of our reporting units, changes in certain assumptions and estimates, including the underlying cash flows, discount rate, or capitalization rate, could result in a material impairment charge.
Excluding assets recently impaired or discussed above, changes in our assumptions and estimates would not result in a material impairment charge for our remaining goodwill reporting units or indefinite-lived intangible assets. In periods close to an acquisition, we expect fair value to approximate carrying value and do not consider this to be indicative of an impairment risk, absent other factors.
Property and Equipment, Operating Lease ROU Assets, and Definite-Lived Intangible Assets
We evaluate long-lived assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing it to the projected undiscounted cash flows of the assets. Determining whether indicators of impairment exist requires judgment, and we consider our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and/or property-specific information available at the time of our assessment. The results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of our analysis. When an indicator of impairment exists, judgment is required in determining the assumptions and estimates to use within the recoverability analysis and in calculating the fair value of the asset or asset group, if applicable.
Changes in economic and operating conditions impacting these estimates and judgments could result in impairments to our long-lived assets in future periods. Historically, changes in estimates used in our impairment assessments have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates.

Guarantees
We enter into performance, debt repayment, and other guarantees as well as provide indemnifications related to certain dispositions for liabilities incurred prior to sale. We record guarantee liabilities at fair value at inception. Fair value is typically estimated using either scenario-based weighting, which utilizes a Monte Carlo simulation or a probability-based weighting approach to model the probability of possible outcomes, or the with and without method. The valuation methodology includes assumptions and judgments regarding probability weighting, discount rates, volatility, hotel operating results, hotel property sales prices, and expected timing of cash flows. Our assumptions are primarily based on our knowledge of the hospitality industry, market conditions, location of the property, contractual obligations, and/or likelihood of incurring costs related to claims for which we indemnify third parties.
Income Taxes
We are subject to examination by the IRS or other tax authorities in the federal, state, local, and foreign taxing jurisdictions that we operate in. We evaluate tax positions taken or expected to be taken on a tax return to determine whether they are more likely than not to be sustained upon examination by taxing authorities before recognizing the related tax benefits. Our evaluation primarily includes comparable or related interpretations and precedents, applicability of tax laws and statutes, and expected outcome of proceedings or negotiations with taxing and legal authorities.
We record a valuation allowance to reduce our deferred tax assets if it is more likely than not that some or all of the assets will not be realizable. This assessment requires judgment and considers all positive and negative evidence available, including cumulative historical pre-tax losses. Assumptions, judgment, and the use of estimates are required when estimating future income and scheduling the reversal of deferred tax assets and liabilities.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk, primarily from changes in interest rates and foreign currency exchange rates. We may seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At December 31, 2025, we were a party to hedging transactions, including the use of derivative financial instruments.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. We enter into interest rate derivative transactions from time to time, including interest rate swaps and interest rate locks, in order to maintain a level of exposure to interest rate variability that we deem acceptable. At December 31, 2025 and December 31, 2024, we did not hold any interest rate lock contracts.
During the year ended December 31, 2024, we assumed €38 million of interest rate swaps in conjunction with the acquisition of the Alua Portfolio and recorded an insignificant amount in accrued expenses and other current liabilities on our consolidated balance sheet. During the year ended December 31, 2025, the interest rate swaps were assumed by the buyer in conjunction with the sale of the shares of the entities that own the Alua Portfolio. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 7 to our Consolidated Financial Statements."
The following table sets forth the contractual maturities and the total fair values at December 31, 2025 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2026	2027	2028	2029	2030	Thereafter	Total carrying amount (1)	Total fair value (1)
Fixed-rate debt	$—	$600	$899	$600	$440	$1,700	$4,239	$4,349
Average interest rate (2)							5.37%
Floating-rate debt	$4	$4	$4	$54	$4	$—	$70	$71
Average interest rate (2)							3.16%
(1) Excludes $3 million of finance lease obligations and $34 million of unamortized discounts and deferred financing fees.
(2) Average interest rate at December 31, 2025.

Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amount of the outstanding forward contracts, which relate to intercompany transactions, with terms of less than one year were $114 million and $129 million at December 31, 2025 and December 31, 2024, respectively.
We intend to offset the gains and losses related to our third-party debt and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on our annual net income (loss). At December 31, 2025, a hypothetical 10% change in foreign currency exchange rates would result in an immaterial change in the fair value of the hedging instruments.
During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the effects of these derivative instruments resulted in $10 million of net losses, $3 million of net gains, and $6 million of net losses, respectively, recognized in other income (loss), net on our consolidated statements of income (loss). We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect on our net income (loss). At December 31, 2025, we had an insignificant amount recorded in accrued expenses and other current liabilities on our consolidated balance sheet related to derivative instruments and at December 31, 2024, we had $8 million of assets recorded in prepaids and other assets on our consolidated balance sheet related to derivative instruments.
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

The scope of management's assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations, except for Playa Hotels, for which the minimum tender condition pursuant to a tender offer process was satisfied on June 11, 2025 and for which we completed the acquisition on June 17, 2025. This exclusion is in accordance with the SEC staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. Subsequent to the Playa Hotels Acquisition, we completed the sale of the Playa Hotels Portfolio to unrelated third parties and entered into long-term management agreements for 13 of the 15 hotels. The business that we acquired in the Playa Hotels Acquisition represented approximately 8% of our total assets, 5% of our total revenues, and 20% of our net income (loss) as of and for the year ended December 31, 2025.
Item 9B.    Other Information.
On February 11, 2026, we filed a Certificate of Retirement with the Secretary of State of the State of Delaware to retire 16,485 shares of Class B common stock, $0.01 par value per share, of the Company (the "Class B common stock"). All 16,485 shares of Class B common stock were converted into shares of Class A common stock. The Company's Amended and Restated Certificate of Incorporation requires that any shares of Class B common stock that are converted into shares of Class A common stock be retired and may not be reissued.
Effective upon filing, the Certificate of Retirement amended the Amended and Restated Certificate of Incorporation of the Company to reduce the total authorized number of shares of capital stock of the Company by 16,485 shares. The total number of authorized shares of the Company is now 1,395,125,885, such shares consisting of 1,000,000,000 shares designated Class A common stock, 385,125,885 shares designated Class B common stock, and 10,000,000 shares designated preferred stock, par value $0.01 per share. A copy of the Certificate of Retirement is included in Exhibit 3.1 of this annual report.
Rule 10b5-1 Trading Arrangements

			Trading Arrangement
	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares to be Sold	Expiration Date
Joan Bottarini, Chief Financial Officer	Adopt	November 7, 2025	X		7,301	December 31, 2026
Susan D. Kronick, Director	Adopt	November 26, 2025	X		6,800	February 26, 2027
(1) Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10.    Directors, Executive Officers, and Corporate Governance.
The following information with respect to our board of directors is presented as of February 13, 2026:

Name	Age	Position	Principal Employment
Thomas J. Pritzker	75	Executive Chairman of the Board	Executive Chairman, The Pritzker Organization, LLC
Mark S. Hoplamazian	62	President, Chief Executive Officer and Director	President and Chief Executive Officer, Hyatt Hotels Corporation
Paul D. Ballew	62	Director	Chief Data and Analytics Officer, The National Football League
Alessandro Bogliolo	60	Director	Retired
Susan D. Kronick	74	Director	Retired
Cary D. McMillan	67	Director	Retired
Heidi O'Neill	61	Director	Retired
Jason Pritzker	46	Director	Managing Director and Vice Chairman, The Pritzker Organization, LLC
Dion Camp Sanders	51	Director	Chief Commercial Officer, Peloton Interactive, Inc.
Tracey T. Travis	63	Director	Retired
Richard C. Tuttle	70	Director	Founding Principal, Prospect Partners, LLC
See Part I, "Information about our Executive Officers" of this annual report for information regarding the executive officers of the Company.
Code of Business Conduct and Ethics
The Company has adopted the Hyatt Hotels Corporation Code of Business Conduct and Ethics (the "Code of Ethics"), which is applicable to all of Hyatt's directors, officers, and colleagues, including the Company's President and Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, and other senior financial officers performing similar functions. The Code of Ethics is posted on the Company's website at www.hyatt.com under the headings "Investor Relations — Governance — Governance Documents — Business Ethics — Code of Business Conduct and Ethics." The Company will furnish a copy of the Code of Ethics to any person, without charge, upon written request directed to: Senior Vice President, Investor Relations, Hyatt Hotels Corporation, 150 North Riverside Plaza, Chicago, Illinois 60606. In the event that the Company amends or waives any of the provisions of the Code of Ethics that applies to the Company's Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, or others performing similar functions, the Company intends to disclose the relevant information on its website.
Insider Trading Arrangements and Policies
The Company has adopted an Insider Trading Compliance Policy that governs the purchase, sale, and/or other dispositions of its securities by directors, officers, and colleagues (as defined in the policy) that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing requirements of the New York Stock Exchange. The policy also addresses the implementation of certain trading restrictions in the Company's securities by the Company, its directors, executive officers, and certain colleagues. A copy of the Company's Insider Trading Compliance Policy is attached as Exhibit 19.1 to this annual report.
The other information required by this Item 10 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2025 pursuant to Regulation 14A under the Exchange Act in connection with the Company's 2026 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by this Item 11 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2025 pursuant to Regulation 14A under the Exchange Act in connection with the Company's 2026 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2025 pursuant to Regulation 14A under the Exchange Act in connection with the Company's 2026 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2025 pursuant to Regulation 14A under the Exchange Act in connection with the Company's 2026 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2025 pursuant to Regulation 14A under the Exchange Act in connection with the Company's 2026 Annual Meeting of Stockholders, and is incorporated herein by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedule.
The following documents are filed as part of this annual report.
(a)    Financial Statements
The following consolidated financial statements are included in this annual report on the pages indicated:

Page
Management's Report on Internal Control Over Financial Reporting	F- 1
Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	F- 2
Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	F- 4
Consolidated Statements of Income (Loss) for the Years Ended December 31, 2025, December 31, 2024, and December 31, 2023	F- 5
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2025, December 31, 2024, and December 31, 2023	F- 6
Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024	F- 7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, December 31, 2024, and December 31, 2023	F- 8
Consolidated Statements of Changes in Stockholders' Equity and Noncontrolling Interests for the Years Ended December 31, 2025, December 31, 2024, and December 31, 2023	F- 11
Notes to Consolidated Financial Statements	F- 12
(b)    Financial Statement Schedule
The following financial statement schedule is included in this annual report on the page indicated:

Page
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2025, December 31, 2024, and December 31, 2023	SCHII-1
(c)    Exhibits
The Exhibit Index follows Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2025, December 31, 2024, and December 31, 2023 and is incorporated herein by reference.
Item 16.    Form 10-K Summary.
Omitted at registrant's option.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYATT HOTELS CORPORATION

	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer

Date: February 13, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark S. Hoplamazian	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2026
Mark S. Hoplamazian
/s/ Joan Bottarini	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 13, 2026
Joan Bottarini
/s/ Kinsey Wolf	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 13, 2026
Kinsey Wolf
/s/ Thomas J. Pritzker	Executive Chairman of the Board	February 13, 2026
Thomas J. Pritzker
/s/ Paul D. Ballew	Director	February 13, 2026
Paul D. Ballew
/s/ Alessandro Bogliolo	Director	February 13, 2026
Alessandro Bogliolo
/s/ Susan D. Kronick	Director	February 13, 2026
Susan D. Kronick
/s/ Cary D. McMillan	Director	February 13, 2026
Cary D. McMillan
/s/ Heidi O'Neill	Director	February 13, 2026
Heidi O'Neill
/s/ Jason Pritzker	Director	February 13, 2026
Jason Pritzker
/s/ Dion Camp Sanders	Director	February 13, 2026
Dion Camp Sanders
/s/ Tracey T. Travis	Director	February 13, 2026
Tracey T. Travis
/s/ Richard C. Tuttle	Director	February 13, 2026
Richard C. Tuttle

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
Management assessed the effectiveness of Hyatt Hotels Corporation's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that Hyatt Hotels Corporation maintained effective internal control over financial reporting as of December 31, 2025. There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
The scope of management's assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations, except for Playa Hotels, for which the minimum tender condition pursuant to a tender offer process was satisfied on June 11, 2025 and for which we completed the acquisition on June 17, 2025. This exclusion is in accordance with the SEC staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. Subsequent to the Playa Hotels Acquisition, we completed the sale of the Playa Hotels Portfolio to unrelated third parties and entered into long-term management agreements for 13 of the 15 hotels. The business that we acquired in the Playa Hotels Acquisition represented approximately 8% of our total assets, 5% of our total revenues, and 20% of our net income (loss) as of and for the year ended December 31, 2025.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Hyatt Hotels Corporation's internal control over financial reporting as of December 31, 2025. That report is included in Item 15 of this Annual Report on Form 10-K.

/s/ Mark S. Hoplamazian
Mark S. Hoplamazian President & Chief Executive Officer

/s/ Joan Bottarini
Joan Bottarini Executive Vice President, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Hyatt Hotels Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hyatt Hotels Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and noncontrolling interests, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company administers the loyalty program for the benefit of participating properties. The Company's estimate of the value of the deferred revenue liability related to future point redemptions ("the liability") is $1,533 million as of December 31, 2025 and is actuarially determined based on the anticipated timing of future point redemptions, including an estimate of the breakage for points that will not be redeemed. Changes in the estimates used in the determination of the liability could result in a material change to the liability.
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
During the year ended December 31, 2025, the Company implemented organizational changes, and as a result, reassessed its reporting units and performed interim impairment analyses. The Company also evaluates goodwill for impairment annually during the fourth quarter of each year. The Company did not recognize any goodwill impairment charges as a result of the interim or annual analyses. The Company's consolidated goodwill balance as of December 31, 2025 was $3,454 million.
Management estimated the fair values of a reporting unit within the management and franchising segment in the interim analyses and a reporting unit within the distribution segment in the annual analyses ("the reporting units") using a combination of discounted cash flow models and the guideline public companies method. The fair value determination of the reporting units required management to make significant assumptions and judgments related to the projected cash flows, discount rates, and capitalization rates.
Given the determination of fair value of the reporting units required management to make significant assumptions and judgments related to the projected cash flows, discount rates, and capitalization rates, performing audit procedures to evaluate the reasonableness of these estimates and assumptions involved a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projected cash flows, discount rates, and capitalization rates included the following, among others:
•We tested the effectiveness of the Company's controls over management's goodwill impairment analyses, including those over management's selection of the projected cash flows, discount rates, and capitalization rates.
•We evaluated the reasonableness of management's projected cash flows associated with the reporting unit by comparing them to (1) historical results, (2) internal communications to management and those charged with governance of the reporting unit, and (3) forecasted information included in analyst and industry reports for the Company and its peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates and capitalization rates by (1) testing the source information underlying the determination of the discount rates and capitalization rates, (2) testing the mathematical accuracy of the calculations, (3) developing a range of independent estimates and comparing those to the discount rates selected by management, and (4) evaluating the reasonableness of inputs included in the capitalization rates.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 13, 2026
We have served as the Company's auditor since 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Hyatt Hotels Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Hyatt Hotels Corporation and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2025, of the Company and our report dated February 13, 2026, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Playa Hotels & Resorts N.V. ("Playa Hotels"), for which the minimum tender condition pursuant to a tender offer process was satisfied on June 11, 2025 and for which the Company completed the acquisition on June 17, 2025, and whose financial statements constitute 8% of the Company's total assets, 5% of the Company's total revenues, and 20% of the Company's net income (loss) of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Playa Hotels.
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
February 13, 2026

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Years Ended December 31, 2025, December 31, 2024, and December 31, 2023
(In millions of dollars, except per share amounts)

	2025	2024	2023
REVENUES:
Base management fees	$446	$399	$374
Incentive management fees	272	242	232
Franchise and other fees	480	458	364
Gross fees	1,198	1,099	970
Contra revenue	(86)	(69)	(47)
Net fees	1,112	1,030	923
Owned and leased	1,375	1,174	1,339
Distribution	946	1,023	1,047
Other revenues	39	69	300
Revenues for reimbursed costs	3,629	3,352	3,058
Total revenues	7,101	6,648	6,667
DIRECT AND GENERAL AND ADMINISTRATIVE EXPENSES:
General and administrative	555	548	578
Owned and leased	1,122	925	1,022
Distribution	823	875	859
Other direct costs	73	94	336
Transaction and integration costs	173	42	42
Depreciation and amortization	325	333	397
Reimbursed costs	3,682	3,457	3,144
Total direct and general and administrative expenses	6,753	6,274	6,378
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	50	49	55
Equity earnings (losses) from unconsolidated hospitality ventures	(46)	31	(1)
Interest expense	(317)	(180)	(145)
Gains (losses) on sales of real estate and other	(15)	1,245	18
Asset impairments	(40)	(213)	(30)
Other income (loss), net	101	257	124
Income before income taxes	81	1,563	310
Provision for income taxes	(130)	(267)	(90)
Net income (loss)	$(49)	$1,296	$220
Net income attributable to noncontrolling interests	$3	$—	$—
Net income (loss) attributable to Hyatt Hotels Corporation	$(52)	$1,296	$220

EARNINGS (LOSSES) PER CLASS A AND CLASS B SHARE:
Net income (loss) attributable to Hyatt Hotels Corporation—Basic	$(0.55)	$12.99	$2.10
Net income (loss) attributable to Hyatt Hotels Corporation—Diluted	$(0.55)	$12.65	$2.05

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2025, December 31, 2024, and December 31, 2023
(In millions of dollars)

	2025	2024	2023
Net income (loss)	$(49)	$1,296	$220
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $(6), $6, and $(3) for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively	153	(96)	46
Derivative instrument adjustments, net of tax of $(1) for each of the years ended December 31, 2025, December 31, 2024, and December 31, 2023	4	3	6
Pension liabilities adjustments, net of tax of $— for each of the years ended December 31, 2025, December 31, 2024, and December 31, 2023	1	—	—
Available-for-sale debt securities unrealized fair value adjustments, net of tax of $—, $—, and $(4) for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively	—	(2)	15
Other comprehensive income (loss)	158	(95)	67
Comprehensive income	$109	$1,201	$287
Comprehensive income (loss) attributable to noncontrolling interests	$41	$(1)	$—
Comprehensive income attributable to Hyatt Hotels Corporation	$68	$1,202	$287

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2025 and December 31, 2024
(In millions of dollars, except share and per share amounts)

	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$787	$1,011
Restricted cash	1	1
Short-term investments	26	372
Receivables, net of allowances of $79 and $62 at December 31, 2025 and December 31, 2024, respectively	1,123	1,121
Inventories	8	8
Prepaids and other assets	169	174
Prepaid income taxes	63	46
Total current assets	2,177	2,733
Equity method investments	186	189
Property and equipment, net	1,577	1,689
Financing receivables, net of allowances of $50 and $36 at December 31, 2025 and December 31, 2024, respectively	442	368
Operating lease right-of-use assets	328	328
Goodwill	3,454	2,541
Intangibles, net	2,229	2,167
Deferred tax assets	518	466
Other assets	3,125	2,843
TOTAL ASSETS	$14,036	$13,324
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$6	$456
Accounts payable	451	475
Accrued expenses and other current liabilities	592	565
Current contract liabilities	1,584	1,553
Accrued compensation and benefits	226	192
Current operating lease liabilities	35	33
Total current liabilities	2,894	3,274
Long-term debt	4,272	3,326
Long-term contract liabilities	1,012	843
Long-term operating lease liabilities	243	245
Other long-term liabilities	1,956	1,810
Total liabilities	10,377	9,498
Commitments and contingencies (Note 15)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding at both December 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 41,460,839 issued and outstanding at December 31, 2025, and Class B common stock, $0.01 par value per share, 385,137,885 shares authorized, 53,143,473 shares issued and outstanding at December 31, 2025. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 42,613,090 issued and outstanding at December 31, 2024, and Class B common stock, $0.01 par value per share, 385,525,991 shares authorized, 53,531,579 shares issued and outstanding at December 31, 2024	1	1
Additional paid-in capital	—	—
Retained earnings	3,482	3,815
Accumulated other comprehensive loss	(149)	(269)
Total stockholders' equity	3,334	3,547
Noncontrolling interests	325	279
Total equity	3,659	3,826
TOTAL LIABILITIES AND EQUITY	$14,036	$13,324

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2025, December 31, 2024, and December 31, 2023
(In millions of dollars)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(49)	$1,296	$220
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	325	333	397
(Gains) losses on sales of real estate and other	15	(1,245)	(18)
Amortization of share awards	74	64	75
Amortization of operating lease right-of-use assets	34	36	42
Deferred income taxes	(60)	(123)	(125)
Asset impairments	40	213	30
Equity (earnings) losses from unconsolidated hospitality ventures	46	(31)	1
Contra revenue	86	69	47
(Gains) losses, net on marketable securities	(19)	(54)	(34)
Contingent consideration liabilities fair value adjustments	(37)	(39)	9
Payments for key money assets	(134)	(153)	(132)
Other	173	79	85
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, net (1)	58	(15)	—
Prepaid income taxes	(82)	65	(24)
Prepaids and other assets	(26)	(116)	(66)
Other long-term assets	(11)	(6)	(92)
Accounts payable, accrued expenses, and other current liabilities	(176)	56	(29)
Contract liabilities	(108)	48	290
Deferred revenue related to the loyalty program	271	203	202
Operating lease liabilities	(35)	(35)	(43)
Accrued compensation and benefits	22	(6)	(22)
Other long-term liabilities	(28)	(6)	(13)
Net cash provided by operating activities	$379	$633	$800
(1) Includes accounts receivables and deferred fee arrangements.
(Continued)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2025, December 31, 2024, and December 31, 2023
(In millions of dollars)

	2025	2024	2023
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	$(714)	$(1,775)	$(483)
Proceeds from marketable securities and short-term investments	958	1,338	576
Contributions to equity method and other investments	(82)	(88)	(43)
Return of equity method and other investments	20	62	7
Acquisitions, net of cash acquired	(1,274)	(609)	(175)
Capital expenditures	(220)	(170)	(198)
Issuance of financing receivables	(16)	(136)	(43)
Proceeds from financing receivables	14	51	1
Proceeds from sales of real estate and other, net (1)	1,666	1,421	(10)
Other investing activities	5	(13)	3
Net cash provided by (used in) investing activities	357	81	(365)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of issuance costs of $19, $14, and $4 for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively	3,080	1,424	596
Repayments and repurchases of debt	(3,629)	(750)	(660)
Repurchases of common stock	(293)	(1,190)	(453)
Dividends paid	(57)	(60)	(47)
Payment of withholding taxes for stock-based compensation	(27)	(43)	(16)
Other financing activities	(28)	1	2
Net cash used in financing activities	(954)	(618)	(578)
Effect of exchange rate changes on cash	(9)	(3)	(2)
Net increase (decrease) in cash, cash equivalents, and restricted cash, including cash, cash equivalents, and restricted cash classified within assets held for sale	(227)	93	(145)
Net increase (decrease) in cash, cash equivalents, and restricted cash classified within assets held for sale	—	3	(3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(227)	96	(148)
Cash, cash equivalents, and restricted cash—Beginning of year	1,015	919	1,067
Cash, cash equivalents, and restricted cash—End of year	$788	$1,015	$919
(1) Net of cash disposed, cash paid for transaction costs, cash paid or received for proration adjustments, and/or debt assumed by the buyer, as applicable.
(Continued)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2025, December 31, 2024, and December 31, 2023
(In millions of dollars)

Supplemental disclosure of cash flow information:

	2025	2024	2023
Cash and cash equivalents	$787	$1,011	$881
Restricted cash	1	1	34
Restricted cash included in other assets	—	3	4
Total cash, cash equivalents, and restricted cash	$788	$1,015	$919

	2025	2024	2023
Cash paid during the period for interest	$277	$167	$115
Cash paid during the period for income taxes, net:
Federal	$82
State	6
Foreign:
Switzerland	53
Other foreign	73
Cash paid during the period for income taxes, net (1)	$214	$160	$153
Cash paid for amounts included in the measurement of operating lease liabilities	$45	$45	$54
Non-cash investing and financing activities:
Change in accrued capital expenditures	$1	$(4)	$9
Contributions to equity method and other investments (Note 4, Note 7, Note 15)	$—	$35	$4
Issuance of financing receivables (Note 4, Note 7)	$—	$185	$—
Debt securities received in dispositions (Note 4, Note 7)	$104	$188	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$10	$19	$16
Contingent consideration liabilities assumed in acquisitions (Note 7)	$—	$141	$107
Contingent consideration receivables recorded in dispositions (Note 3, Note 4, Note 7)	$14	$5	$28
Deferred consideration liability assumed in acquisition (Note 7)	$—	$58	$—
Extinguishment of convertible debt security (Note 4)	$30	$—	$—
Redemption of HTM debt security in exchange for equity method investment (Note 4)	$—	$—	$32
Redemption of financing receivables	$—	$—	$20
Variable rate mortgage loan assumed by buyer in disposition (Note 7, Note 11)	$60	$—	$—
Customer relationships intangible acquired (Note 7)	$13	$—	$—
Purchase consideration for the Playa Hotels Acquisition (Note 7)	$11	$—	$—
Dividends declared (Note 16)	$1	$1	$1
(1) For the year ended December 31, 2025, we adopted the provisions of Accounting Standards Update No. 2023-09 on a prospective basis (see Note 2).

(Concluded)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
For the Years Ended December 31, 2025, December 31, 2024, and December 31, 2023
(In millions of dollars, except share and per share amounts)

	Stockholders' equity attributable to Hyatt Hotels Corporation
	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Class A	Class B	Class A	Class B
BALANCE—January 1, 2023	47,482,787	58,917,749	$1	$—	$318	$3,622	$(242)	$3	$3,702
Net income	—	—	—	—	—	220	—	—	220
Other comprehensive income	—	—	—	—	—	—	67	—	67
Repurchases of common stock (1)	(4,123,828)	—	—	—	(391)	(56)	—	—	(447)
Employee stock plan issuance	61,977	—	—	—	6	—	—	—	6
Share-based payment activity	694,256	—	—	—	67	—	—	—	67
Cash dividends declared of $0.15 per share (Note 16) (2)	—	—	—	—	—	(48)	—	—	(48)
Class share conversions	160,626	(160,626)	—	—	—	—	—	—	—
BALANCE—December 31, 2023	44,275,818	58,757,123	$1	$—	$—	$3,738	$(175)	$3	$3,567
Net income	—	—	—	—	—	1,296	—	—	1,296
Other comprehensive loss	—	—	—	—	—	—	(94)	(1)	(95)
Acquisition of noncontrolling interest (Note 7)	—	—	—	—	—	—	—	277	277
Repurchases of common stock (1)	(4,362,776)	(3,629,480)	—	—	(40)	(1,158)	—	—	(1,198)
Employee stock plan issuance	53,366	—	—	—	8	—	—	—	8
Share-based payment activity	1,050,618	—	—	—	32	—	—	—	32
Cash dividends declared of $0.15 per share (Note 16) (2)	—	—	—	—	—	(61)	—	—	(61)
Class share conversions	1,596,064	(1,596,064)	—	—	—	—	—	—	—
BALANCE—December 31, 2024	42,613,090	53,531,579	$1	$—	$—	$3,815	$(269)	$279	$3,826
Net income (loss)	—	—	—	—	—	(52)	—	3	(49)
Other comprehensive income	—	—	—	—	—	—	120	38	158
Measurement period adjustment for noncontrolling interest (Note 7)	—	—	—	—	—	—	—	5	5
Repurchases of common stock (1)	(2,048,945)	—	—	—	(72)	(223)	—	—	(295)
Employee stock plan issuance	64,777	—	—	—	8	—	—	—	8
Share-based payment activity (3)	443,811	—	—	—	64	—	—	—	64
Cash dividends declared of $0.15 per share (Note 16) (2)	—	—	—	—	—	(58)	—	—	(58)
Class share conversions	388,106	(388,106)	—	—	—	—	—	—	—
BALANCE—December 31, 2025	41,460,839	53,143,473	$1	$—	$—	$3,482	$(149)	$325	$3,659
(1) Includes a $2 million, $8 million, and $3 million liability recorded in accrued expenses and other current liabilities on our consolidated balance sheets at December 31, 2025, December 31, 2024, and December 31, 2023, respectively, related to the 1% U.S. federal excise tax on certain share repurchases enacted by the Inflation Reduction Act of 2022.

(2) Includes a $1 million liability recorded in accrued expenses and other current liabilities on our consolidated balance sheets to be paid upon vesting of certain stock-based compensation awards.
(3) Includes $3 million of additional paid-in capital related to time-vested restricted stock units granted to certain Playa Hotels & Resorts N.V. employees as part of the total purchase consideration on the acquisition date (see Note 7).

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions of dollars, unless otherwise indicated)
1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries have offerings that consist of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential and vacation units. We also offer distribution and destination management services through ALG Vacations and distribution services through Mr & Mrs Smith, a boutique and luxury global travel platform. At December 31, 2025, our hotel portfolio included 1,528 hotels (372,763 rooms) throughout the world, of which 736 hotels (169,288 rooms) are located in the United States and 156 are all-inclusive resorts (58,513 rooms). At December 31, 2025, our portfolio of properties operated in 83 countries around the world. Additionally, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other trade names or marks owned by such hotels or licensed by third parties.
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
Revenue Recognition—Our revenues are primarily derived from products and services provided to our customers and are generally recognized when control of the product or service has transferred to the customer. Our customers primarily include third-party owners and franchisees, the unconsolidated hospitality venture that owns the Unlimited Vacation Club business, guests at owned and leased hotels, customers using our distribution and destination management services through ALG Vacations and distribution services through Mr & Mrs Smith, a third-party partner associated with our co-branded credit card programs, and owners and guests of residential and vacation units. Our revenue streams include:
•Gross fees—Gross fees include base management fees, incentive management fees, and franchise and other fees. Base management fees are generally calculated as a percentage of gross revenues, and incentive management fees are generally computed based on a hotel profitability measure. Management fees include fees earned for providing access to our intellectual property ("IP"). Franchise and other fees consist of (i) initial application fees from franchisees and ongoing royalty fees computed as a percentage of gross room revenues and as applicable, food and beverage revenues, (ii) design services fees, (iii) termination fees, (iv) license fees associated with the licensing of the Hyatt brand names through our co-branded credit card programs and with sales of our branded residential units, (v) management and royalty fees related to the management and licensing of certain of our brands to the Unlimited Vacation Club following the UVC Transaction, and (vi) fees from hotel services provided to certain all-inclusive resorts.
•Net fees—Net fees represent gross fees reduced by payments to customers, including performance cure payments and amortization of key money assets. Consideration provided to customers related to key money assets is recorded in other assets and amortized to contra revenue over the expected customer life, which is typically the initial term of the management and hotel services agreement or franchise agreement.
•Owned and leased revenues—Owned and leased revenues are derived from room rentals and services provided at owned and leased hotels. We present revenues net of sales, occupancy, and other taxes. Taxes collected on behalf of, and remitted to, governmental taxing authorities are excluded from the transaction price of the underlying products and services.
•Distribution revenues—Distribution revenues include revenues from the sale of vacation packages, experiences, and charter flights through ALG Vacations, destination services and excursions offered through Amstar, and commission fees related to Mr & Mrs Smith for bookings made directly through the platform and through third-party partners.
•Other revenues—Other revenues include revenues related to the redemption of free night awards through our co-branded credit programs prior to the integration into the loyalty program during the year ended December 31, 2025 as discussed below, the paid membership program prior to the UVC Transaction (see Note 4), and the Destination Residential Management business, prior to its sale during the year ended December 31, 2023 (see Note 7).
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
The products and services we offer to our customers are comprised of the following performance obligations:
Management and hotel services agreements and franchise agreements
•Access to Hyatt's IP, including the Hyatt brand names—We receive sales-based fees from property owners and the Unlimited Vacation Club business in exchange for providing access to our IP, including Hyatt brand names and/or systems. These fees are generally payable monthly as third-party owners, franchisees, and certain unconsolidated hospitality ventures derive value from access to our IP. Fees are recognized over time as services are rendered. Under our franchise agreements, we also receive initial application fees from franchisees, which do not represent a distinct performance obligation. These fees are deferred and recognized in franchise and other fees on our consolidated statements of income (loss) over the expected customer life, which is typically the initial term of the franchise agreement.
•Management and hotel services agreement services—Under our management and hotel services agreements, we provide management and hotel services, which form a single performance obligation that qualifies as a series. In exchange, we receive variable consideration in the form of base and/or incentive management fees. Base management fees are generally due and payable monthly, and revenues are recognized over time as services are rendered. Incentive management fees are typically subject to achieving specified profitability targets, and revenues are recognized over time to the extent it is probable that a significant reversal will not occur in a subsequent period. Determining the amount of incentive management fee to recognize requires judgment and is based on internal forecasts and historical performance trends. Incentive management fees are due and payable based on the terms of the agreement, but at a minimum, incentive fees are billed and collected annually.
Under certain management agreements, primarily in the U.S., we are the employer of hotel employees and are reimbursed for employee-related costs with no added margin. These reimbursements are recognized over time as services are rendered in revenues for reimbursed costs on our consolidated statements of income (loss). In arrangements where we are the employer, we have discretion over how employee management services are provided, and therefore, we are the principal.
•Design services—We provide certain hotel design and construction review services to third-party owners and franchisees, generally prior to a hotel's opening or during renovation or redevelopment. Design services fees are deferred and recognized over time in franchise and other fees using the percentage-of-completion method based on the achievement of design and/or renovation or construction milestones.
•System-wide services—We provide system-wide services on behalf of owners of managed and franchised properties. The promise to provide these services is not a distinct performance obligation as it is attendant to the access to our IP, and therefore is combined with the access to our IP to form a single performance obligation.
We account for system-wide services under a fund model whereby third-party owners and franchisees are invoiced a system-wide assessment fee monthly. We recognize revenues over time as services are provided in revenues for reimbursed costs on our consolidated statements of income (loss). We have discretion over how we spend program funds, and therefore, we are the principal. Expenses related to these system-wide services are recognized as incurred in reimbursed costs on our consolidated statements of income (loss). Over the long term, we intend to manage these programs to break-even and intend to not generate a profit or bear a loss on these services. However, differences in the timing of revenues and expenses recognized will impact our net income (loss).
Room rentals and other services provided at owned and leased hotels
We provide room rentals and other services to our guests, including food and beverage, spa, laundry, and parking. These products and services each represent individual performance obligations, for which we receive fixed amounts based on published rates or negotiated contracts. Payment is due in full at the time the services are rendered or the goods are provided. If a guest enters into a package including multiple goods or services, the fixed price is allocated to each distinct good or service based on the standalone selling price for each item. Revenues are recognized over time as control of the good or service transfers to the customer. Room rental revenues are recognized daily as the guest occupies the room, and revenues for other products and services are recognized when the product or service is provided to the guest.
We may enter into arrangements with online travel agencies, trade associations, and other entities that require payment to third parties in the form of a commission or rebate based on the revenues generated through that channel. Revenues are recognized gross or net of rebates and commissions, depending on the terms of each contract. Revenues described above are recognized in owned and leased revenues on our consolidated statements of income (loss).
Global travel platform bookings
Through Mr & Mrs Smith, we offer direct booking access primarily to properties that are unaffiliated with our hotel portfolio and operate under other trade names or marks owned by such hotels or licensed by third parties. Mr & Mrs Smith also has arrangements with third-party partners that market hotel offerings through their respective booking channels. In exchange for these bookings, we receive variable consideration representing a commission fee from hotel owners, which is based on the total transaction value of the associated booking. Commission fee revenues are recognized at the time of the guest's stay in distribution revenues on our consolidated statements of income (loss). Certain bookings require prepayment for travel prior to stay. These deposits are deferred until the stay occurs, at which point revenues are recognized in distribution revenues, net of amounts paid to hotel owners or third-party partners.
Distribution and destination management
ALG Vacations offers leisure travel products and services on an individual and package basis, primarily to destinations in Mexico and the Caribbean. These products and services include air transportation, hotel accommodations, travel insurance, car rentals, and ground transportation. Revenues associated with these products and services are recognized in distribution revenues on our consolidated statements of income (loss). We are responsible for providing chartered air transportation through ALG Vacations and ground transportation and excursions through Amstar, and therefore, we are the principal. Revenues are recognized at the time of departure and return. We have certain arrangements in which third-party suppliers are responsible for providing the goods and services, including commercial air transportation, hotel accommodations, travel insurance, car rental reservations, and excursions, and therefore, we are the agent. Revenues are recognized net of the related payments or costs as follows: for commercial air transportation and travel insurance, at the time of booking; for hotel accommodations, as the guest occupies the room; for car rentals, as the customer uses the rental car; and for excursions, on the excursion date.
We receive fixed and variable consideration from these arrangements, which is allocated between the performance obligations based on their relative standalone selling prices. The standalone selling prices are generally determined using a cost plus margin approach or observable transaction prices. Customers pay for travel prior to trip departure, and these deposits are deferred until the transfer of control of the related performance obligation occurs, at which point the related revenues are recognized.
We also earn commissions through global distribution systems related to certain airline, hotel, and car rental bookings that provide the computer systems through which travel supplier inventory is made available and reservations are booked. Revenues are recognized in distribution revenues on our consolidated statements of income (loss) at the time of booking. In addition, we provide advertising services to travel suppliers through various channels. Revenues from advertising are recognized in distribution revenues on our consolidated statements of income (loss) as services are provided.
Loyalty and co-branded credit card programs
Under our management and hotel services agreements and franchise agreements, we administer the World of Hyatt loyalty program for the benefit of participating properties. Loyalty members earn points based on their spend at our properties and through our experience platform; by transacting with our strategic loyalty alliances, including American Airlines and Peloton; or in connection with the co-branded consumer and business credit cards. Loyalty program points can be redeemed for the right to stay at participating properties, as well as for other goods and services from third parties. Points earned by loyalty program members represent a material right to free or discounted goods or services in the future.
With the exception of our co-branded credit card agreement discussed below, the loyalty program has a single performance obligation consisting of marketing and managing the program and arranging for award redemptions by members. These two promises are not distinct because the promise to market and manage the program does not benefit the customer without the related arrangement for award redemptions. The costs of administering the loyalty program are charged to the properties through an assessment fee based on members' qualified expenditures. The assessment fee is billed and collected monthly, and revenues received by the program are deferred until a member redeems points. We are responsible for arranging for the redemption of free night awards, but we do not directly fulfill the free night obligation at managed and franchised properties, and therefore, we are the agent. We recognize revenues for reimbursed costs on our consolidated statements of income (loss), net of redemption expense paid to managed and franchised hotels. We are the principal with respect to owned and leased hotels. A portion of our owned and leased revenues is deferred upon initial stay as points are earned by program members at owned or leased hotels, and revenues are recognized upon redemption at owned or leased hotels.
Revenues recognized each period are based on the number of loyalty points redeemed and the revenue per point, including estimated breakage. We engage third-party actuaries to assist us in estimating the ultimate redemption ratios used in the breakage calculations and the amount of revenues recognized upon redemption. Changes to the expected ultimate redemption assumptions are reflected in the current period. Any revenues in excess of the anticipated future redemptions are used for the payment of operating costs, which are expensed as incurred and recognized in reimbursed costs on our consolidated statements of income (loss).
During the fourth quarter of 2025, we amended our co-branded credit card agreement with a third-party, and as of the effective date of the amendment, the co-branded credit card programs were integrated into our loyalty program. Under our co-branded credit card agreement, we have performance obligations to grant a license to the Hyatt name, arrange for the redemption of loyalty points issued to cardholders, and award cardholders with free room nights upon achievement of certain program milestones. The loyalty points and free night awards represent material rights that can be redeemed for free or discounted services in the future.
Under the co-branded credit card agreement, we receive fixed and variable consideration, which is allocated between the performance obligations based on their relative standalone selling prices. We may receive prepayments from our third-party partner for certain future services, which are deferred and recognized as revenues as the services are provided. Judgment is involved in determining the relative standalone selling prices. To estimate revenues allocated to each performance obligation, we use discounted cash flow models. We use a relief from royalty method to determine the revenues allocated to the license, and the revenues are recognized over time as the licensee derives value from access to our brand name in franchise and other fees on our consolidated statements of income (loss). In order to estimate the revenues allocated to loyalty points and free night awards, we use a cost plus margin approach. The standalone selling prices are determined using assumptions and judgments, including projected cardholder activity, royalty rates, discount rates, margin, and estimated breakage for loyalty points and free night awards. Revenues allocated to loyalty points and free night awards are deferred and recognized as revenues upon redemption or expiration, net of redemption expense when we are the agent. We are responsible for arranging for the redemption of free night awards, but we do not directly fulfill the free night obligation except at owned and leased hotels. Therefore, we are the agent for managed and franchised hotels, and we are the principal with respect to owned and leased hotels. The costs of managing the co-branded credit card programs are recognized as operating costs of our loyalty program in reimbursed costs on our consolidated statements of income (loss).
Prior to the integration, certain amounts related to our co-branded credit card programs were recognized in other revenues, other direct costs, and general and administrative expenses on our consolidated statements of income (loss). Following the integration into the loyalty program, these amounts are recognized in revenues for reimbursed costs and reimbursed costs on our consolidated statements of income (loss). License fee revenues continue to be recognized within franchise and other fees.
Methodology, Practical Expedients, and Exemptions
We satisfy the following performance obligations over time: access to our IP, services provided under management and hotel services agreements, administration of the loyalty program, and the license of our brand name through our co-branded credit card agreements. Each of these performance obligations is considered a sales-based royalty or a series of distinct services, and although the activities to fulfill each of these promises may vary from day to day, the nature of each promise is the same and the customer benefits from the services every day.

For each performance obligation satisfied over time, we recognize revenues using an output method based on the value transferred to the customer. Revenues are recognized based on the transaction price and the observable outputs related to each performance obligation. We deem the following to represent our progress in satisfying these performance obligations:
•revenues and operating profits earned by the hotels and certain unconsolidated hospitality ventures during the reporting period for access to Hyatt's IP as it is indicative of the value third-party owners, franchisees, and the Unlimited Vacation Club business derive;
•achievement of design and/or renovation or construction milestones for hotel design and construction review services;
•revenues and operating profits of the hotels and certain unconsolidated hospitality ventures for the promise to provide services to the hotels and Unlimited Vacation Club business under management and hotel services agreements;
•award night redemptions or point redemptions with strategic loyalty alliance partners for the administration of the loyalty program performance obligation; and
•cardholder spend for the license to the Hyatt name through our co-branded credit card programs as it is indicative of the value our partner derives from the use of our name.
Within our management and hotel services agreements, we have two performance obligations: providing access to our IP and providing management and hotel services. Both obligations represent services that are satisfied over time, and we recognize revenues using an output method based on hotel performance. Therefore, we have not allocated the transaction price between these two performance obligations as the allocation would result in the same pattern of revenue recognition.
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
•revenues received for free night awards granted through our co-branded credit card programs as the awards have an original duration of 12 months;
•revenues related to advanced bookings at owned and leased hotels as each stay has a duration of 12 months or less; and
•revenues related to ALG Vacations and Mr & Mrs Smith distribution services as bookings are generally for travel within 12 months or less.
Contract Balances—Our payments from customers are based on the billing terms established in our contracts. Customer billings are recorded as accounts receivable when our right to consideration is unconditional. If our right to consideration is conditional on future performance under the contract, the balance is recorded as a contract asset in receivables, net on our consolidated balance sheets. Due to profitability hurdles in certain management and hotel services agreements, incentive management fees are considered contract assets until the risk related to achieving the profitability metric no longer exists. When the profitability hurdle is met, the incentive management fee receivable is recorded in accounts receivable in receivables, net on our consolidated balance sheets. Payments received in advance of performance under the contract are recorded as current or long-term contract liabilities on our consolidated balance sheets and recognized as revenues as we perform under the contract.
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
Fair Value—We apply the provisions of fair value measurement to various financial instruments, which we measure at fair value on a recurring basis, and to various financial and nonfinancial assets and liabilities, which we measure at fair value on a nonrecurring basis. We disclose the fair value of our financial assets and liabilities based on observable market information, where available, or market participant assumptions. These assumptions are subjective in nature and require judgment. When determining fair value, we maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of the fair value hierarchy are as follows:
•Level One—Fair values based on unadjusted quoted prices in active markets for identical assets and liabilities;
•Level Two—Fair values based on quoted market prices for similar assets and liabilities in active markets, quoted prices in inactive markets for identical assets and liabilities, and inputs other than quoted market prices that are observable for the asset or liability; and
•Level Three—Fair values based on inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. Valuation techniques may include discounted cash flow models, certain of which utilize probability weighting, and similar techniques and may be internally developed.
We recognize transfers in and transfers out of the levels of the fair value hierarchy at the end of each quarterly reporting period.
We typically utilize market and income approaches for valuing our financial instruments. The market approach uses prices and information generated by market transactions involving identical or similar assets and liabilities, and the income approach uses valuation techniques to convert future cash flows or earnings to a single, discounted present value. When inputs fall within different levels of the fair value hierarchy, the classification is determined based on the lowest-level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy.
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
Cash Equivalents—We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Except for time deposits as discussed below and in Note 4, cash equivalents are classified as Level One in the fair value hierarchy.
Restricted Cash—We classify cash deposited or held in escrow under contractual or regulatory requirements as restricted cash.
Variable Interest Entities—At the inception of each arrangement, we determine whether the entity in which we have made an investment or in which we have other variable interests is a VIE. We consolidate a VIE when we are the primary beneficiary, which occurs when we have both the power to direct activities that most significantly affect the VIE's economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. If we are not the primary beneficiary, we account for the investment or other variable interests in a VIE in accordance with the applicable GAAP. Quarterly, we determine whether any changes in the interest or relationship with the entity impact the determination of whether we are still the primary beneficiary. For additional information about VIEs, see Note 4.
Equity Method Investments—We have investments in unconsolidated hospitality ventures accounted for under the equity method. When we receive distributions, we determine whether they represent a return on or return of our investment based on the underlying nature of the distribution. Certain equity method investments are reported on a lag of up to three months. When intervening events occur during the time lag, we recognize the impact in our consolidated financial statements.
We assess equity method investments for impairment quarterly, and when there is an indication that a loss in value has occurred, we may evaluate the carrying value in comparison to the estimated fair value of the investment, among other factors, to determine if the loss in value is other than temporary. Fair value is determined using internally developed discounted cash flow models, third-party appraisals, and, if appropriate, pending third-party offers. The discounted cash flow approach utilizes assumptions requiring judgment, including projected cash flows, discount rates, and capitalization rates, which are primarily Level Three inputs.

In determining whether a loss in value is other than temporary, we apply judgment and consider factors such as the duration and severity of the decline, financial condition and near-term financial projections, our intent and ability to recover the lost value, and current economic conditions. If the estimated fair value is less than the carrying value and the loss in value is deemed other than temporary, we recognize an impairment charge in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income (loss).
For additional information about equity method investments, see Note 4.
Debt and Equity Securities—Excluding equity method investments, debt and equity securities consist of the following:
•Equity securities consist of interest-bearing money market funds, mutual funds, exchange-traded funds, common shares, and preferred shares. Equity securities with a readily determinable fair value are recorded at fair value based on listed market prices or dealer quotations, where available, and are classified as Level One in the fair value hierarchy. Equity securities without a readily determinable fair value are recorded at cost, less impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. Realized and unrealized gains and losses, as well as impairment charges, are recognized in other income (loss), net on our consolidated statements of income (loss).
•Debt securities include preferred shares, time deposits, and fixed income instruments, including U.S. government obligations, other government agency obligations, corporate debt, mortgage-backed and asset-backed securities, and municipal and provincial notes and bonds. Debt securities are classified as trading, available-for-sale ("AFS"), or HTM.
•Trading securities are recorded at fair value based on listed market prices or dealer quotations, where available. Realized and unrealized gains and losses are recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts or other income (loss), net on our consolidated statements of income (loss), depending on the nature of the investment.
•AFS securities are recorded at fair value based on listed market prices or dealer quotations, where available, and where not available, we generally utilize a Monte Carlo simulation to model the probability of possible outcomes. Unrealized gains and losses are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheets, and realized gains and losses are recognized in other income (loss), net on our consolidated statements of income (loss). AFS securities are assessed for expected credit losses quarterly. Credit losses are recognized in other income (loss), net on our consolidated statements of income (loss), to the extent the fair value is less than the amortized cost. In determining the allowance for credit losses, we evaluate AFS securities at the individual security level and consider our investment strategy, current market conditions, the financial strength of the underlying investments, term to maturity, credit ratings, and our intent and ability to sell the securities.
•HTM securities are investments that we have the intent and ability to hold until maturity and are recorded at amortized cost, net of expected credit losses and unamortized discounts calculated using an imputed interest rate. HTM securities are assessed for expected credit losses quarterly. Credit losses are recognized in other income (loss), net on our consolidated statements of income (loss). In determining the allowance for credit losses, we evaluate HTM securities individually due to the unique risks associated with each security and consider the financial strength of the underlying assets, including the current and forecasted performance of the property, term to maturity, credit quality of the owner, and current market conditions. We determine if HTM securities are nonperforming based on facts and circumstances of the individual security. Nonperforming securities are placed on nonaccrual status.
We classify debt securities as current or long-term based on their contractual maturity dates and our intent and ability to hold the investment. Our debt securities are primarily classified as Level Two in the fair value hierarchy. Time deposits are recorded at par value, which approximates fair value, and are therefore classified as Level Two. The remaining securities, other than our investments in preferred shares, are classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Preferred equity investments are classified as Level Three as discussed in Note 4.
Interest income on preferred equity investments that earn a return is recognized in other income (loss), net on our consolidated statements of income (loss). Accrued interest is included in the amortized cost of the security, when applicable. For investments on nonaccrual status, interest income is recognized when cash is received. When the investment becomes contractually current and collection doubts are removed, accrual of interest income resumes and any associated allowance for credit losses may be reversed.

For additional information about debt and equity securities, including balance sheet classification, see Note 4 and Note 7.
Accounts Receivables—Our accounts receivables primarily consist of amounts due from the following: third-party owners and franchisees with whom we have management and hotel services agreements and franchise agreements for services rendered and reimbursement of costs incurred; the unconsolidated hospitality venture that owns the Unlimited Vacation Club business for management services and licensing of certain of our brands; guests at owned and leased hotels for services rendered; third-party financial institutions for credit and debit card transactions; customers using our distribution services through ALG Vacations and Mr & Mrs Smith; and a third-party partner associated with our co-branded credit card programs.
We assess accounts receivables for credit losses quarterly and establish an allowance to reflect the net amount expected to be collected based on historical collection activity, geographic considerations, and/or current economic conditions. We have applied the practical expedient to assume that current conditions at each reporting date do not change for the remaining life of the receivable. The allowance for credit losses is recognized in general and administrative expenses, owned and leased expenses, or distribution expenses on our consolidated statements of income (loss), depending on the nature of the receivable.
For additional information about accounts receivables, see Note 6.
Financing Receivables—Financing receivables represent contractual rights to receive money on demand or on fixed or determinable dates and are recorded on our consolidated balance sheets at amortized cost, net of expected credit losses and unamortized discounts calculated using an imputed interest rate. We classify financing receivables as current or long-term based on their contractual maturity dates and/or repayment terms in receivables, net and financing receivables, net, respectively, on our consolidated balance sheets. Interest income is recognized as earned, and accrued interest is included in the amortized cost of the receivable.
We may provide seller financing in connection with dispositions. Seller financing is generally accounted for as a significant financing component and recorded as a financing receivable on our consolidated balance sheets. The fair value of such receivables is estimated upon sale using discounted cash flow models that require assumptions and judgments related to discount rates and expected timing of payments, which are primarily Level Three inputs.
Our financing receivables represent one portfolio segment based on the level at which we develop and document a systematic methodology to determine the allowance for credit losses. Based on initial measurement attributes, risk characteristics, and our method for monitoring and assessing credit risk, we have identified the following classes of financing receivables within our portfolio segment:
•Secured financing to hotel owners—Consists of junior and senior secured mortgage loans collateralized by underlying hotel properties.
•Unsecured financing to hotel owners and unconsolidated hospitality ventures—Consists of individual loans provided to hotel owners and unconsolidated hospitality ventures. These financing receivables are generally subordinate to senior financing and have stated maturities and interest rates.
•Deferred fee arrangements—Primarily includes accounts receivables from certain third-party owners, franchisees, and/or unconsolidated hospitality ventures that are at least 90 days past due and for which we have agreed to defer and finance repayment over time. Repayment terms vary and may be dependent on future cash flows of the property or business.
We individually assess financing receivables for expected credit losses quarterly and establish an allowance to reflect the net amount expected to be collected. We estimate credit losses based on an analysis of several factors, including current economic conditions, industry trends, and/or specific risk characteristics of the financing receivable, including capital structure, loan performance, market factors, and/or the underlying hotel or business performance. For certain financing receivables and other financing arrangements with the same borrower, we may utilize discounted cash flow models to estimate credit losses. When we estimate credit losses using a method other than a discounted cash flow approach, we evaluate accrued interest allowances separately from the financing receivable assets. Adjustments to credit losses are recognized in other income (loss), net or general and administrative expenses on our consolidated statements of income (loss), depending on the nature of the financing receivable.
On an ongoing basis, we monitor the credit quality of our financing receivables based on historical and expected future payment activity. We determine if financing receivables are nonperforming based on facts and circumstances of the individual receivable, including if interest or principal is greater than 90 days past due based on the contractual terms of the individual financing receivables or if an allowance has been established for our other financing arrangements with the same borrower. Nonperforming financing receivables are placed on nonaccrual status. For receivables on nonaccrual status, interest income is recognized in other income (loss), net on our consolidated statements of income (loss) when cash is received. When the receivable becomes contractually current and collection doubts are removed, accrual of interest income resumes and any associated allowance for credit loss may be reversed.
After an allowance for credit losses has been established, we may determine the receivable is uncollectible when all commercially reasonable means of recovering the receivable have been exhausted. We write off uncollectible balances by reversing the financing receivable and the related allowance for credit losses.
Financing receivables acquired in a business combination or other purchase arrangements that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased with credit deterioration ("PCD") assets. PCD assets are accounted for at the purchase price or acquisition date fair value adjusted for expected credit losses to establish an initial amortized cost basis. We use certain indicators, such as past due status and specific risk characteristics of the financing receivable, including capital structure, loan performance, market factors, and/or the underlying hotel performance, to identify and assess PCD assets.
For additional information about financing receivables, see Note 6.
Inventories—Inventories primarily consist of operating supplies and equipment that generally have a consumption period of two years or less and food and beverage items at our owned and leased hotels, which are generally valued at the lower of cost (first-in, first-out) or net realizable value.
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
Property and equipment are depreciated over the following useful lives:

Buildings and improvements	10–50 years
Leasehold improvements	The shorter of the lease term or useful life of asset
Furniture and equipment	3–20 years
Computers	3–7 years
Definite-lived intangible assets are amortized over the following useful lives:

Management and hotel services agreement and franchise agreement intangibles	5–31 years
Customer relationships intangibles	4–12 years
Other intangibles	Varies based on the nature of the asset
We assess property and equipment and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing it to the projected undiscounted cash flows of the assets. Under the undiscounted cash flow approach, the primary assumption requiring judgment is our estimate of projected operating cash flows, which are based on historical data, internal estimates, and/or external resources, which are primarily Level Three inputs.
If the projected undiscounted cash flows are less than the net book value of the assets, the fair value is determined based on internally developed discounted cash flows of the assets, third-party appraisals or broker valuations, or, if appropriate, pending third-party offers. The discounted cash flow approach requires assumptions and judgments related to projected cash flows, discount rates, and capitalization rates. The excess of the net book value over the estimated fair value is recognized in asset impairments on our consolidated statements of income (loss).
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

Leases—We primarily lease land, buildings, office space, and equipment. We determine whether an arrangement is an operating or finance lease at inception. For management and hotel services agreements, we apply judgment to determine whether the contract is accounted for as a lease or management or hotel services agreement based on the specific facts and circumstances, including which party controls the assets and obtains substantially all of the economic benefits.
Certain leases include extension options ranging from approximately 1 to 25 years. Lease extension options that we are reasonably certain to exercise are included in our operating lease ROU assets and lease liabilities. Our lease agreements do not contain any significant residual value guarantees or restrictive covenants.
Because our leases do not provide an implicit borrowing rate, we estimate an incremental borrowing rate ("IBR") to determine the present value of our lease payments and apply a portfolio approach. Estimating the IBR requires judgment, including assumptions related to currency risk and our credit risk, and consideration of our recent debt issuances and publicly available data for instruments with similar characteristics.
Our operating leases may include the following terms: (i) fixed minimum lease payments, (ii) variable lease payments based on a percentage of the hotel's profitability measure, as defined in the lease, (iii) lease payments equal to the greater of a fixed minimum or variable amount based on a percentage of the hotel's profitability measure, as defined in the lease, (iv) lease payments adjusted for changes in an index or market value, or (v) variable lease payments based on a percentage split of the total gross revenues, as defined in the lease. Future contingent lease payments are excluded from the measurement of the operating lease liability. Minimum lease payments are recognized on a straight-line basis over the lease term and contingent lease payments are expensed as incurred. Operating lease expenses are recognized in general and administrative expenses, owned and leased expenses, and distribution expenses on our consolidated statements of income (loss), depending on the nature of the lease.
For office space, land, and building leases, we do not separate the lease and nonlease components, which primarily relate to common area maintenance and utilities. We combine lease and nonlease components for leases where we are the lessor, and we exclude leases with terms of 12 months or less from our operating lease ROU assets and lease liabilities.
We assess operating lease ROU assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing it to the projected undiscounted cash flows of the assets. If the carrying value is determined to not be recoverable and is in excess of the estimated fair value, we recognize an impairment charge in asset impairments on our consolidated statements of income (loss).
For additional information about leases, see Note 8.
Acquisitions—We evaluate the facts and circumstances of each acquisition to determine whether it is accounted for as an asset acquisition or a business combination.
Under management supervision, third-party valuation specialists estimate the fair value of assets or businesses acquired using recognized valuation methods, including the income, cost, and/or market approaches, primarily using Level Three inputs. Assumptions include historical financial results, projected cash flows, discount rates, capitalization rates, royalty rates, current market conditions, likelihood of contract renewals, and comparable transactions. In business combinations, the fair value is allocated to tangible and intangible assets and liabilities, with any remaining value assigned to goodwill. In asset acquisitions, any difference between the consideration paid and the fair value of the assets acquired is allocated across the identified assets based on the relative fair value.
The results of operations of acquired properties or businesses are included in our consolidated statements of income (loss) beginning on the acquisition date. Assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree are recorded at fair value on our consolidated balance sheets as of the acquisition date. Purchase price allocations in business combinations may be based on preliminary estimates and assumptions and are subject to revision during the measurement period, which is up to one year from the date of acquisition.
For additional information about acquisitions, see Note 7.
Contingent and Non-cash Consideration—As part of our acquisitions and dispositions, we may enter into contingent consideration arrangements whereby the buyer pays the seller additional consideration after transaction close upon the achievement of certain milestones, performance-based metrics, or other objectives as specified in the related agreement. In conjunction with dispositions, we may receive non-cash consideration, such as preferred shares in the buyer entity or its affiliates.
Contingent consideration payable arising from acquisitions is recorded at fair value as a liability on the acquisition date and remeasured quarterly. Fair value is typically estimated using a Monte Carlo simulation and requires assumptions and judgments related to discount rates, the probability of achieving the contractual objectives, and/or expected timing of payments, which are primarily Level Three inputs. Contingent consideration liabilities are recorded in accrued expenses and other current liabilities or other long-term liabilities on our consolidated balance sheets. Changes in fair value are recognized in other income (loss), net on our consolidated statements of income (loss).
We may be entitled to contingent consideration receivable as a result of dispositions. Non-cash consideration and contingent consideration receivable arising from sales of businesses and ownership interests in unconsolidated hospitality ventures are recorded at fair value as assets upon sale. Fair value is typically estimated using a Monte Carlo simulation or a probability-based discounted cash flow approach and requires assumptions and judgments related to probability weighting, discount rates, volatility, estimated probability of achieving the contractual objectives, operating results, and/or expected timing of payments, which are primarily Level Three inputs. Contingent consideration receivables arising from asset dispositions are recorded as contract assets using the expected value method and are estimated using a Monte Carlo simulation to model the probability of possible outcomes.
Contingent consideration receivables are recorded in receivables, net or other assets on our consolidated balance sheets. Changes in the carrying value of contingent consideration receivables related to business dispositions are recognized when realizable, and if it is determined that the contingent consideration receivable is not recoverable, a loss is recognized in gains (losses) on sales of real estate and other or equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income (loss), depending on the nature of the transaction. We assess contingent consideration receivables related to asset dispositions on a recurring basis, and changes are recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss).
Non-cash consideration is generally recorded in other assets on our consolidated balance sheets based on the underlying nature of the consideration.
For additional information about contingent and non-cash consideration, see Note 3, Note 7, and Note 15.
Goodwill—Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified or separately recognized. We evaluate goodwill for impairment by performing a quantitative assessment annually during the fourth quarter, using balances at October 1, and at interim dates if a triggering event occurs.
Fair value is estimated using income and/or market approaches and valuation models that are either internally developed or prepared by third-party valuation specialists, third-party appraisals or broker valuations, and, if appropriate, pending third-party offers. Income-based valuations require assumptions and judgment related to projected cash flows, discount rates, and capitalization rates, which are primarily Level Three inputs. For one of our reporting units, we apply a weighting of an income-based approach and a market-based approach, which utilizes the guideline public companies method and is based on earnings multiples of publicly traded peer group companies. If the carrying value exceeds the fair value, we recognize an impairment charge in asset impairments on our consolidated statements of income (loss) based on the amount by which the carrying value of the reporting unit exceeded the fair value, limited to the carrying amount of goodwill.
For additional information about goodwill, see Note 9.
Indefinite-Lived Intangible Assets—We acquired certain brand and other indefinite-lived intangible assets through asset acquisitions and business combinations. These assets are evaluated for impairment annually during the fourth quarter, using balances at October 1, and at interim dates if indicators of impairment exist. Fair value is estimated using the relief from royalty method and valuation models that are either internally developed or prepared by third-party valuation specialists and require assumptions and judgments related to projected cash flows, discount rates, and market royalty rates, which are primarily Level Three inputs. If the carrying value exceeds the fair value, we recognize an impairment charge in asset impairments on our consolidated statements of income (loss).
For additional information about indefinite-lived intangible assets, see Note 9.
Guarantees—We enter into performance guarantees related to certain managed hotels and debt repayment and other guarantees with respect to certain unconsolidated hospitality ventures, hospitality venture partners, and managed or franchised hotels. In addition, we provide indemnifications as a result of certain dispositions for liabilities incurred prior to sale. We record guarantee liabilities at fair value at inception. The nonrecurring fair value is typically estimated using either scenario-based weighting, which utilizes a Monte Carlo simulation or a probability-based weighting approach, or the with and without method. The valuation methodology includes assumptions and judgments related to probabilities, discount rates, volatility, hotel operating results, hotel property sales prices, and expected timing of cash flows, which are primarily Level Three inputs. The corresponding non-cash offset depends on the circumstances in which the guarantee was issued and is generally recorded to equity method investments or key money assets on our consolidated balance sheets. Guarantee liabilities are amortized into income over the term of the guarantee using a systematic and rational, risk-based approach in other income (loss), net or equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income (loss), depending on the nature of the guarantee.
•Performance and other guarantees—Quarterly, we evaluate the likelihood of funding under a guarantee. To the extent we determine an obligation to fund is both probable and estimable based on performance during the period or facts and circumstances of the underlying indemnification liability, we record a separate contingent liability and recognize expense in other income (loss), net on our consolidated statements of income (loss).
•Debt repayment guarantees—At inception and quarterly, we evaluate the risk of funding under the guarantee and estimate expected credit losses. We assess credit risk based on the historical, current, and forecasted performance of the underlying property, whether the property owner is current on debt service, and current market conditions. To the extent we determine expected credit losses are probable, we record a separate liability and recognize expense in other income (loss), net or equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income (loss), depending on the nature of the guarantee.
For additional information about guarantees, see Note 4, Note 7, and Note 15.
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
Stock-Based Compensation—As part of our LTIP and the Playa Hotels Plan, we award time-vested stock appreciation rights ("SARs"), time-vested restricted stock units ("RSUs"), and performance-vested restricted stock units ("PSUs") to certain employees and non-employee directors. In addition, non-employee directors may elect to receive their annual fees and/or annual equity retainers in the form of shares of our Class A common stock. Under the LTIP and the Playa Hotels Plan, we are authorized to issue up to 29,346,000 shares:
•SARs—Each vested SAR gives the holder the right to the difference between the value of one share of our Class A common stock at the exercise date and the value of one share of our Class A common stock at the grant date.
SARs are valued using the closing stock price of our Class A common stock at the grant date and assumptions under the Black-Scholes-Merton option-pricing model. SARs generally vest 25% annually over four years, beginning on the first anniversary of the grant date, and can be exercised over their contractual life in accordance with the LTIP. All SARs have a 10-year contractual term, are settled in shares of our Class A common stock, and are accounted for as equity instruments.
Compensation expense is recognized on a straight-line basis from the grant date through the requisite service period, which is generally the vesting period, unless the employee meets retirement eligibility criteria resulting in immediate recognition. Forfeitures are recognized as they occur.
•RSUs—Each vested RSU will generally be settled by delivery of a single share of our Class A common stock and therefore is accounted for as an equity instrument. In limited circumstances, we grant cash-settled RSUs, which are recorded as liability instruments.
RSUs are valued using the closing stock price of our Class A common stock at the grant date. Awards are generally settled as each tranche vests. Compensation expense is recognized over the requisite service period of the individual grant, which is generally a vesting period of one to four years, unless the employee meets retirement eligibility criteria resulting in immediate recognition. Forfeitures are recognized as they occur.

In certain circumstances, we grant time-vested RSUs with performance conditions that vest based on continued employment and the achievement of specified performance-vesting conditions that are established annually and eligible to be earned in tranches. Generally, these RSUs fully vest and settle in Class A common stock to the extent performance requirements for the applicable tranche are achieved, and if the requisite service period, which is generally three to five years, is satisfied. The value of the RSUs is set at award issuance or is determined using the closing stock price of our Class A common stock at the grant date. Because performance conditions are established annually, each tranche typically has a separate grant date. During the year ended December 31, 2024, we issued $15 million of these RSUs, of which $9 million had not met the grant date criteria and were therefore not deemed granted at December 31, 2025. We did not issue these RSUs during the years ended December 31, 2025 and December 31, 2023.
•PSUs—PSUs vest and are settled in Class A common stock based on Company performance over the applicable performance period relative to specified performance targets and are generally subject to continued employment through the end of the performance period. PSUs vest only if applicable performance thresholds and service requirements are satisfied, with no interim performance metrics, except in certain change in control transactions.
PSUs are valued using the closing stock price of our Class A common stock at the grant date. Certain PSUs include a relative total shareholder return ("TSR") modifier to determine the number of shares earned at the end of the performance period. Under management supervision, third-party valuation specialists estimate the fair value of the PSUs with a TSR modifier using a Monte Carlo simulation that includes assumptions related to the risk-free interest rate, expected volatility, and annual dividend yield. Generally, the fair value of the PSUs estimated using a Monte Carlo simulation does not significantly differ from the fair value based on the grant date stock price.
Compensation expense is recognized over the requisite performance period, which is generally a vesting period of approximately one to six years, based on management's quarterly assessment of the expected achievement relative to the applicable performance targets. Forfeitures are recognized as they occur.
For additional information about stock-based compensation, including where we recognize compensation expense on our consolidated statements of income (loss), see Note 17.
Restructuring Costs—We provide certain benefits to employees impacted by restructuring activities, including severance, insurance benefits, and special or contractual termination benefits such as outplacement services, and we may incur other related costs such as advisory fees. Restructuring costs are recognized in other income (loss), net on our consolidated statements of income (loss) when restructuring activities are probable and the amounts are estimable.
Transaction and Integration Costs—We incur transaction costs for potential and completed transactions, primarily related to professional fees for acquisitions and dispositions, as well as integration costs primarily related to the integration of recently acquired businesses, including certain compensation expenses, professional fees, sales and marketing expenses, and technology expenses. We recognize transaction costs for potential acquisitions and dispositions and integration costs in transaction and integration costs on our consolidated statements of income (loss) in the period incurred. Acquisition-related costs incurred in conjunction with completed business combinations are recognized in transaction and integration costs on our consolidated statements of income (loss). In asset acquisitions, these costs are included in the total consideration paid and allocated to the acquired assets. During the period of a completed disposition and thereafter, transaction costs are recognized in gains (losses) on sales of real estate and other or equity earnings (losses) from unconsolidated hospitality ventures, depending on the nature of the transaction, on our consolidated statements of income (loss).
Loyalty Program—The loyalty program is primarily funded through contributions from participating properties and strategic loyalty alliances based on members' eligible revenues, returns on marketable securities, and certain payments received pursuant to our co-branded credit card programs. Program funds are generally invested in marketable securities, which are included in cash and cash equivalents, short-term investments, and other assets on our consolidated balance sheets (see Note 4). From time to time, excess funds may be loaned to the Company at a market interest rate. Such loans are repayable on demand, if needed to fund expenses of the loyalty program. The costs of administering the loyalty program, including estimated award redemption costs, are charged to the participating properties and strategic loyalty alliances based on members' qualified expenditures.
Advertising Costs—We expense costs to produce advertising in the period incurred and costs to communicate advertising as the communication occurs. Advertising costs are generally reimbursed by our third-party owners and franchisees and are recognized in revenues for reimbursed costs and reimbursed costs on our consolidated statements of income (loss). Certain advertising costs associated with our distribution segment are not reimbursable. During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, we recognized $58 million, $67 million, and $67 million, respectively, of advertising costs in distribution expenses on our consolidated statements of income (loss).

Government Assistance—We receive government subsidies, primarily in the form of cash, related to payroll and related expenses. Subsidies are recorded when there is reasonable assurance that the conditions will be met and the assistance will be received and are recognized as a benefit against the related expense on our consolidated statements of income (loss) over the period that the subsidies are intended to compensate. Government assistance received primarily relates to programs under the Coronavirus Aid, Relief, and Economic Security Act and the American Rescue Plan Act of 2021, including an employee retention and COBRA-related refundable tax credits. During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, we received $1 million, $2 million, and $19 million, respectively, of cash assistance related to these programs. At December 31, 2025 and December 31, 2024, we had $4 million and $5 million, respectively, related to these programs recorded in receivables, net on our consolidated balance sheets.
Adopted Accounting Standards
Income Taxes—In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced annual income tax disclosures for disaggregation of effective tax rate reconciliation categories and income taxes paid by jurisdiction. The provisions of ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. We adopted the provisions of ASU 2023-09 for the year ended December 31, 2025 on a prospective basis and included enhanced disclosures on our consolidated statements of cash flows and in Note 14.
Credit Losses—In July 2025, the FASB issued Accounting Standards Update No. 2025-05 ("ASU 2025-05"), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606, Revenue from Contracts with Customers. The provisions of ASU 2025-05 are effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years, with early adoption permitted, and are to be applied prospectively. We early adopted the provisions of ASU 2025-05 in the fourth quarter of 2025 and elected to apply the practical expedient. ASU 2025-05 did not materially impact our consolidated financial statements upon adoption.
Future Adoption of Accounting Standards
Disclosure Improvements—In October 2023, the FASB issued Accounting Standards Update No. 2023-06 ("ASU 2023-06"), Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. ASU 2023-06 modifies the disclosure and presentation requirements for certain FASB Accounting Standards Codification topics to align with SEC regulations. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from its regulations becomes effective, if the SEC removes the disclosure by June 30, 2027. The provisions of ASU 2023-06 are to be applied prospectively, with early adoption prohibited. We do not expect the adoption of ASU 2023-06 to have a material impact on our consolidated financial statements and accompanying Notes.
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
Government Grants—In December 2025, the FASB issued Accounting Standards Update No. 2025-10 ("ASU 2025-10"), Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. ASU 2025-10 establishes authoritative guidance on the accounting and presentation of government grants received by a business entity. The provisions of ASU 2025-10 are effective for fiscal years beginning after December 15, 2028 and interim periods within those fiscal years, with early adoption permitted, and may be applied retrospectively or with a modified prospective or retrospective approach. We are currently assessing the impact of adopting ASU 2025-10.
Interim Reporting—In December 2025, the FASB issued Accounting Standards Update No. 2025-11 ("ASU 2025-11"), Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies the applicability of interim reporting guidance, provides a comprehensive list of required interim disclosures, and establishes a disclosure principle that requires disclosure of material events that occurred after the end of the last annual reporting period. The provisions of ASU 2025-11 are effective for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied prospectively or retrospectively. We are currently assessing the impact of adopting ASU 2025-11.
Codification Improvements—In December 2025, the FASB issued Accounting Standards Update No. 2025-12 ("ASU 2025-12"), Codification Improvements. The amendments in ASU 2025-12 represent changes to certain FASB Accounting Standards Codification topics that clarify, correct errors, or make minor improvements. The provisions of ASU 2025-12 are effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years, with early adoption permitted, and may be applied prospectively or retrospectively. Early adoption and transition method may be elected on an issue-by-issue basis. We do not expect the adoption of ASU 2025-12 to have a material impact on our consolidated financial statements and accompanying Notes.
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
See Note 19 for our revenues disaggregated by the nature of the product or service.
Contract Balances
Contract assets related to incentive management fees recorded in receivables, net on our consolidated balance sheets were insignificant at both December 31, 2025 and December 31, 2024.
In conjunction with the Tortuga sale (see Note 7), we recorded a $14 million contingent consideration receivable as a contract asset within other assets on our consolidated balance sheet. We estimate contingent consideration arising from asset dispositions on a recurring basis using the expected value method. During the year ended December 31, 2025, there were no changes in estimate recognized.
Contract liabilities were comprised of the following:

	December 31, 2025	December 31, 2024
Deferred revenue related to the loyalty program (1)	$1,604	$1,333
Deferred revenue related to distribution and destination management services	643	705
Deferred revenue related to insurance programs	102	112
Advanced deposits	59	53
Initial application fees from franchisees	50	47
Other deferred revenue	138	146
Total contract liabilities	$2,596	$2,396
(1) At December 31, 2025, includes $1,533 million and $71 million, respectively, related to future point redemptions and free night awards as a result of the integration of the co-branded credit card programs into the loyalty program.

Revenue recognized during the years ended December 31, 2025 and December 31, 2024 included in the contract liabilities balance at the beginning of each year was $1,303 million and $1,208 million, respectively. This revenue primarily related to distribution and destination management services and the loyalty program.

Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $135 million at December 31, 2025. This was primarily related to design services fees from third-party owners and initial application fees from franchisees. Design services fees are recognized as revenues over multiple years, typically over a period of less than five years, using the percentage-of-completion method based on the achievement of design and/or renovation or construction milestones, timing of which is inherently uncertain. Initial application fees are recognized as revenues using the straight-line method over the initial term of the franchise agreement, which is generally 20 years. Of the $135 million of contracted revenue, we expect to recognize approximately 10% within the next 12 months, with the remainder to be recognized thereafter.
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
The following table summarizes the VIE's assets and liabilities, including the effect of foreign currency translation, recorded on our consolidated balance sheets at December 31, 2025 and December 31, 2024. The assets may only be used to settle obligations of the consolidated VIE, if any. In addition, there is no recourse to us for the consolidated VIE's liabilities.

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$23	$2
Receivables	7	15
Total current assets	30	17
Operating lease right-of-use assets	1	1
Goodwill	178	147
Intangibles, net	561	515
Other assets	59	50
Total assets	$829	$730

Accounts payable	$2	$15
Accrued expenses and other current liabilities	5	1
Accrued compensation and benefits	1	—
Total current liabilities	8	16
Long-term operating lease liabilities	1	1
Other long-term liabilities	180	161
Total liabilities	$189	$178
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

UVC Transaction—During the year ended December 31, 2024, we completed the UVC Transaction. As a result of the transaction, we deconsolidated the entity as we no longer have a controlling financial interest, and we account for our remaining 20% ownership interest as an equity method investment in an unconsolidated hospitality venture. We received $41 million of proceeds, net of $39 million of cash disposed; recorded a $20 million equity method investment representing the fair value of our retained investment in the entity; and recorded $86 million of guarantee liabilities as described below. The transaction was accounted for as a business disposition and resulted in a $231 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2024. We continue to manage the Unlimited Vacation Club business under a long-term management agreement and license and royalty agreement. The operating results of the Unlimited Vacation Club business prior to the UVC Transaction are reported within our distribution segment.
The fair value of our retained investment in the entity was determined using a Black-Scholes-Merton option-pricing model of our common shares in the entity. The valuation methodology included assumptions and judgments regarding volatility and discount rates, which are primarily Level Three inputs.
In conjunction with the transaction, we agreed to guarantee up to $70 million of our hospitality venture partner's investment upon the occurrence of certain events, and we recorded a $25 million guarantee liability at fair value in other long-term liabilities on our consolidated balance sheet. The fair value was estimated using the with and without method, which included projected cash flows based on contract terms. The valuation methodology included assumptions and judgments regarding discount rates and length of time, which are primarily Level Three inputs.
Additionally, we agreed to indemnify the unconsolidated hospitality venture, the primary obligor to the foreign taxing authorities, for obligations the entity may incur as a result of uncertain tax positions. Following the transaction, we accounted for the indemnification as a guarantee. We derecognized the long-term income taxes payable related to the uncertain tax positions and recorded a $61 million guarantee liability at fair value in other long-term liabilities on our consolidated balance sheet. The fair value of the indemnification was estimated using a probability-based weighting approach to determine the likelihood of payment of the tax liability, penalties, and interest related to the 2013 through 2018 tax years. The valuation methodology included assumptions and judgments regarding probability weighting, discount rates, and expected timing of cash flows, which are primarily Level Three inputs. At December 31, 2025, the indemnification for open tax years had a maximum exposure of $79 million.
The entity that owns the Unlimited Vacation Club business is classified as a VIE in which we hold a variable interest but are not the primary beneficiary, and we account for our common ownership interest as an equity method investment. At December 31, 2025 and December 31, 2024, we had $80 million and $68 million, respectively, recorded in other long-term liabilities (see Note 13) on our consolidated balance sheets related to our guaranteed obligations of this unconsolidated VIE. At December 31, 2025 and December 31, 2024, our maximum exposure to loss was $149 million and $142 million, respectively, which includes the maximum exposure under the guarantee and indemnification (see Note 15).
Equity Method Investments
The following table summarizes our investments in unconsolidated hospitality ventures accounted for under the equity method:

Investee	Ownership interest	Carrying value
		December 31, 2025	December 31, 2024
Juniper Hotels Limited	38.8%	$92	$76
MH HT Denver Partners, LLC	50.0%	20	—
HRM HoldCo, LLC	50.0%	19	15
Atona Impact Fund LP	22.5%	15	12
Hotel Hoyo Uno, S. de R.L. de C.V.	40.0%	8	7
Hotel am Belvedere Holding GmbH & Co KG	50.0%	6	15
HP Boston Partners, LLC	50.0%	—	20
HC Lenox JV Holdings LLC	50.0%	—	15
Other		26	29
Total equity method investments		$186	$189

During the years ended December 31, 2025 and December 31, 2024, we recognized $36 million and $15 million, respectively, of impairment charges in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income (loss). The impairment charges were related to certain investments in unconsolidated hospitality ventures in which the estimated fair values were less than the carrying values, and the impairments were deemed other than temporary. We estimated the fair values of our investments, which are classified as Level Three in the hierarchy, using pending third-party offers or internally developed cash flow models.
Juniper Hotels Limited—During the year ended December 31, 2023, we acquired 50% of the outstanding shares of a third-party entity that owns three of our managed properties in India in exchange for the non-cash redemption of a HTM debt security. Upon completion, Juniper Hotels Limited acquired 100% of the outstanding shares of the entity, and we recorded a $32 million equity method investment.
On September 28, 2023, our unconsolidated hospitality venture publicly filed a draft red herring prospectus with the Securities and Exchange Board of India in conjunction with a proposed initial public offering ("IPO") of equity shares, subject to market conditions and regulatory approvals. On February 28, 2024, Juniper Hotels Limited completed its IPO and issued 50,000,000 equity shares on the BSE Limited and National Stock Exchange of India Limited stock exchanges. Both prior and subsequent to the IPO, we hold 86,251,192 equity shares in the entity. At December 31, 2025, the aggregate value of our equity shares was $245 million based on the price per share of the principal market.
As a result of the IPO, our ownership interest in the unconsolidated hospitality venture was diluted from 50.0% to 38.8%. As we maintain the ability to significantly influence the operations of the entity, we recorded an increase to our equity method investment and recognized a $79 million non-cash pre-tax dilution gain in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income (loss) during the year ended December 31, 2024.
Hyatt of Baja, S. de. R.L. de C.V.—During the year ended December 31, 2024, we received $21 million of proceeds related to the sale of our ownership interest in an equity method investment and recognized an $8 million pre-tax gain in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income (loss), net of a $2 million reclassification from accumulated other comprehensive loss (see Note 16). At the time of sale, we had $28 million of outstanding financing receivables related to the unconsolidated hospitality venture, which were repaid in conjunction with the sale. Additionally, we retained long-term management and licensing agreements for the related hotel and residential units, respectively, upon sale.
We provided $10 million of seller financing with a maturity date of two years. Upon sale, we estimated the fair value of the seller financing to be approximately $8 million and recorded an unsecured financing receivable on our consolidated balance sheet (see Note 6). The fair value was estimated using a discounted cash flow model and included assumptions and judgments regarding the discount rate, which is primarily a Level Three input.
As part of total consideration, we may earn up to $13 million of contingent consideration. The contingent consideration will be earned upon the achievement of certain performance-based metrics subsequent to hotel opening. Upon sale, we recorded a $5 million contingent consideration receivable at fair value within other assets on our consolidated balance sheet. The fair value of the contingent consideration receivable was estimated using a Monte Carlo simulation to model the likelihood of achieving the performance-based metrics. The valuation methodology included assumptions and judgments regarding discount rates and operating results, which are primarily Level Three inputs.
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

Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value on our consolidated balance sheets, were as follows:

	December 31, 2025	December 31, 2024
Loyalty program (Note 10)	$814	$642
Deferred compensation plans held in rabbi trusts (Note 10)	594	548
Captive insurance company (Note 10)	90	86
Total marketable securities held to fund operating programs	$1,498	$1,276
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents and short-term investments	(75)	(55)
Marketable securities held to fund operating programs included in other assets	$1,423	$1,221
At December 31, 2025 and December 31, 2024, marketable securities held to fund operating programs included:
•$583 million and $473 million, respectively, of AFS debt securities with contractual maturity dates ranging from 2026 through 2070. The amortized cost of our AFS debt securities approximates fair value;
•$153 million and $25 million, respectively, of time deposits classified as HTM debt securities with contractual maturities on various dates through 2027. The amortized cost of our time deposits approximates fair value;
•$20 million and $17 million, respectively, of equity securities with a readily determinable fair value.
Net unrealized and realized gains (losses) from marketable securities held to fund operating programs recognized on our consolidated financial statements were as follows:

	Year Ended December 31,
	2025	2024	2023
Unrealized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$14	$6	$42
Revenues for reimbursed costs (2)	7	2	21
Other income (loss), net (Note 21)	8	4	10
Other comprehensive income (loss) (Note 16)	12	(5)	10

Realized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts (1)	$36	$43	$13
Revenues for reimbursed costs (2)	16	21	6
Other income (loss), net (Note 21)	1	1	(2)
(1) Unrealized and realized gains recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts are offset by amounts recognized in general and administrative expenses and owned and leased expenses on our consolidated statements of income (loss) with no impact on net income (loss).
(2) Unrealized and realized gains recognized in revenues for reimbursed costs related to marketable securities held to fund rabbi trusts are offset by amounts recognized in reimbursed costs on our consolidated statements of income (loss) with no impact on net income (loss).

Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at cost or fair value, depending on the nature of the investment, on our consolidated balance sheets, were as follows:

	December 31, 2025	December 31, 2024
Interest-bearing money market funds	$384	$600
Time deposits (1)	23	379
Ordinary shares in Playa Hotels (Note 10)	—	154
Total marketable securities held for investment purposes	$407	$1,133
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(404)	(975)
Marketable securities held for investment purposes included in other assets	$3	$158
(1) Time deposits have contractual maturities on various dates through 2027. The amortized cost of our time deposits approximates fair value.
Prior to the Playa Hotels Acquisition (see Note 7), we held ordinary shares in Playa Hotels, which were accounted for as equity securities with a readily determinable fair value as we did not have the ability to significantly influence the operations of the entity. The following table summarizes net gains recognized in other income (loss), net on our consolidated statements of income (loss) (see Note 21):

	Year Ended December 31,
	2025	2024	2023
Net gains	$10	$49	$26
Less: net gains recognized on shares during the period	(10)	—	—
Unrealized gains, net recognized on shares held at period end	$—	$49	$26
Fair Value—We measure marketable securities at fair value on a recurring basis:

	December 31, 2025	Cash and cash equivalents	Short-term investments	Other assets
Level One—Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$441	$441	$—	$—
Mutual funds and exchange-traded funds	601	—	—	601
Common shares	13	—	—	13
Level Two—Significant Other Observable Inputs
Time deposits	176	12	8	156
U.S. government obligations	292	—	—	292
U.S. government agencies	32	—	—	32
Corporate debt securities	272	—	18	254
Mortgage-backed securities	37	—	—	37
Asset-backed securities	36	—	—	36
Municipal and provincial notes and bonds	5	—	—	5
Total	$1,905	$453	$26	$1,426

	December 31, 2024	Cash and cash equivalents	Short-term investments	Other assets
Level One—Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$638	$638	$—	$—
Mutual funds and exchange-traded funds	555	—	—	555
Ordinary and common shares	164	—	—	164
Level Two—Significant Other Observable Inputs
Time deposits	404	20	355	29
U.S. government obligations	307	—	5	302
U.S. government agencies	21	—	—	21
Corporate debt securities	249	—	12	237
Mortgage-backed securities	29	—	—	29
Asset-backed securities	38	—	—	38
Municipal and provincial notes and bonds	4	—	—	4
Total	$2,409	$658	$372	$1,379
During both the years ended December 31, 2025 and December 31, 2024, there were no transfers between levels of the fair value hierarchy.
Other Investments
HTM Debt Securities—We hold investments in third-party entities associated with certain of our hotels. The investments are recorded as HTM debt securities within other assets on our consolidated balance sheets:

	December 31, 2025	December 31, 2024
HTM debt securities (1)	$322	$276
Less: allowance for credit losses	(9)	(9)
Total HTM debt securities, net of allowances	$313	$267

Gross HTM debt securities on nonaccrual status	$16	$—
(1) Includes a $196 million and $194 million preferred equity investment, net of a $29 million and $35 million unamortized discount, at December 31, 2025 and December 31, 2024, respectively, in a third-party entity that owns a managed hotel. Accretion of the discount was recognized in interest income within other income (loss), net on our consolidated statements of income (loss) (see Note 21) and was based on an imputed interest rate of approximately 8.9%.

The following table summarizes the activity in our HTM debt securities allowance for credit losses:

	2025	2024
Allowance at January 1	$9	$13
Provisions (reversals), net (1)	—	(2)
Write-offs	—	(2)
Allowance at December 31	$9	$9
(1) Provisions for credit losses were partially or fully offset by interest income recognized in the same periods (see Note 21).
We estimated the fair value of these HTM debt securities to be approximately $315 million and $270 million at December 31, 2025 and December 31, 2024, respectively. Our preferred equity investments, which are redeemable on various dates through 2032, are classified as Level Three in the fair value hierarchy. The fair values were estimated using probability-based discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is the selection of appropriate discount rates and probability weighting. Fluctuations in these assumptions could result in different estimates of fair value. The remaining HTM debt security, which is redeemable in 2062, is classified as Level Two in the fair value hierarchy due to the use and weighting of multiple market inputs being considered in the final price of the security.
Preferred Equity Investment—During the year ended December 31, 2025, we received a $200 million preferred equity investment in conjunction with the Tortuga sale (see Note 7). Upon sale, we estimated the fair value of the investment to be approximately $104 million. The debt security, which is classified as AFS and recorded within other assets on our consolidated balance sheet, is mandatorily redeemable at the earlier of March 31, 2033 or the occurrence of a contractual redemption event, which includes a change in control, at an amount that can vary based on the profitability of the underlying properties. During the year ended December 31, 2025, there were no unrealized or realized gains or losses recognized on our investment.
Convertible Debt Security—During the year ended December 31, 2025, a $30 million convertible debt investment associated with one of our franchised properties was extinguished in conjunction with the recapitalization of the franchisee. The uncollectible investment, which was classified as AFS and recorded within other assets on our consolidated balance sheets, was written off upon extinguishment. As part of the recapitalization, we maintained the long-term franchise agreement for the property.
During the year ended December 31, 2025, we recognized a $30 million credit loss provision in other income (loss), net on our consolidated statements of income (loss) (see Note 21) related to this investment. Prior to the extinguishment, we remeasured the fair value of our investment on a recurring basis using a discounted cash flow model. At December 31, 2024, we estimated the fair value of the investment, which was classified as Level Three in the fair value hierarchy, to be $42 million.
Net unrealized gains (losses) recognized on our consolidated financial statements were as follows:

	Year Ended December 31,
	2025	2024	2023
Other comprehensive income (loss) (Note 16)	$(12)	$3	$9
Equity Securities Without A Readily Determinable Fair Value—At December 31, 2025 and December 31, 2024, we held $11 million and $12 million, respectively, of investments in equity securities without a readily determinable fair value, which are recorded within other assets on our consolidated balance sheets and represent investments in entities where we do not have the ability to significantly influence the operations of the entity.
Due to ongoing operating cash flow shortfalls in the business underlying an equity security during the year ended December 31, 2024, we recognized a $5 million impairment charge of our full investment balance in other income (loss), net on our consolidated statements of income (loss) (see Note 21) as the carrying value was in excess of the fair value.
5.    PROPERTY AND EQUIPMENT, NET

	December 31, 2025	December 31, 2024
Land	$478	$482
Buildings and improvements	1,577	1,591
Leasehold improvements	226	209
Furniture, equipment, and computers	937	891
Construction in progress	44	44
Total property and equipment	3,262	3,217
Less: accumulated depreciation	(1,685)	(1,528)
Total property and equipment, net	$1,577	$1,689

	Year Ended December 31,
	2025	2024	2023
Depreciation expense	$180	$202	$219
During the years ended December 31, 2025 and December 31, 2024, we identified changes in circumstances that indicated that the carrying values of certain asset groups, inclusive of property and equipment and operating lease ROU assets (see Note 8), may not be recoverable. We assessed the recoverability of the net book values and determined that the carrying values of certain asset groups were not fully recoverable. We then estimated the fair values of these assets, which are classified as Level Three in the hierarchy, using pending third-party offers or internally developed cash flow models, which incorporated cash flow assumptions based on current economic trends, historical experience, and future growth projections. We determined that the carrying values of certain asset groups were in excess of the fair values, and we allocated the impairment charges to the long-lived assets within the asset groups. During the years ended December 31, 2025 and December 31, 2024, we recognized $6 million and $21 million, respectively, of impairment charges related to property and equipment in asset impairments on our consolidated statements of income (loss) within our owned and leased segment.

For additional information about acquisition and disposition activity impacting property and equipment, see Note 7.
6.    RECEIVABLES
Receivables
At December 31, 2025 and December 31, 2024, we had $1,123 million and $1,121 million, respectively, of net receivables recorded on our consolidated balance sheets.
The following table summarizes the activity in our receivables allowance for credit losses:

	2025	2024
Allowance at January 1	$62	$50
Provisions (reversals), net	22	19
Write-offs	(5)	(7)
Allowance at December 31	$79	$62
Financing Receivables

	December 31, 2025	December 31, 2024
Secured financing to hotel owners	$163	$150
Unsecured financing to hotel owners and unconsolidated hospitality ventures (1)	255	259
Deferred fee arrangements	104	36
Total financing receivables	$522	$445
Less: current portion of financing receivables included in receivables, net	(30)	(41)
Less: allowance for credit losses	(50)	(36)
Total long-term financing receivables, net of allowances	$442	$368

(1) Includes a $39 million and $35 million loan, net of a $11 million and $15 million unamortized discount, at December 31, 2025 and December 31, 2024, respectively, related to seller financing issued in conjunction with the sale of an undeveloped land parcel (see Note 7). Accretion of the discount was recognized in interest income within other income (loss), net on our consolidated statements of income (loss) (see Note 21) and was based on an imputed interest rate of approximately 9.5%

Allowance for Credit Losses—The following table summarizes the activity in our financing receivables allowance for credit losses:

	2025	2024
Allowance at January 1	$36	$42
Provisions (reversals), net	19	2
Foreign currency exchange, net	2	(2)
Write-offs	(7)	(6)
Allowance at December 31	$50	$36
Credit Monitoring—Our financing receivables were as follows:

	December 31, 2025
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Junior and senior mortgage loans	$163	$—	$163	$—
Unsecured loans	255	(41)	214	46
Deferred fee arrangements (1)	104	(9)	95	96
Total financing receivables	$522	$(50)	$472	$142

(1) Primarily greater than 90 days past due based on the nature of the financing receivables class.

	December 31, 2024
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Junior and senior mortgage loans	$150	$—	$150	$—
Unsecured loans	259	(33)	226	20
Deferred fee arrangements (1)	36	(3)	33	—
Total financing receivables	$445	$(36)	$409	$20

(1) Primarily greater than 90 days past due based on the nature of the financing receivables class.
Fair Value—We estimated the fair value of financing receivables to be approximately $493 million and $440 million at December 31, 2025 and December 31, 2024, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, were estimated using discounted cash flow models. The principal inputs used are projected cash flows and the discount rate, which is generally the effective interest rate of the loan.
7.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Playa Hotels—During the year ended December 31, 2025, we completed a tender offer process to purchase all of the issued and outstanding ordinary shares of Playa Hotels at a cash price of $13.50 per share (the "Offer Consideration"). Immediately prior to the acquisition date, we held 9.9% of Playa Hotels' outstanding shares (see Note 4). On June 11, 2025, the acquisition date, we paid cash of $1,497 million, obtained control over a majority of the outstanding shares, and repaid Playa Hotels' existing term loan for $1,078 million, inclusive of $3 million of accrued interest (see Note 11). All remaining shares were acquired from June 12, 2025 to June 17, 2025. The impact of the noncontrolling interest during the intervening period was insignificant. On June 17, 2025, we completed the Playa Hotels Acquisition, which was financed through proceeds from debt (see Note 11). We accounted for the transaction as a business combination.
Upon acquisition, each unvested restricted share and restricted stock unit award held by non-executive directors of Playa Hotels and certain terminating employees (collectively, the "Terminating Employees") became fully vested and was automatically converted into the right to receive cash, equal to the Offer Consideration multiplied by the total number of unvested ordinary shares as of immediately prior to the closing of the Playa Hotels Acquisition. Vesting for awards eligible to vest based on performance goals was determined based on relevant provisions in underlying award agreements, with such vesting occurring either (i) as though the greater of target performance or actual performance had been achieved or (ii) as though target performance had been achieved, except that, all such awards granted during 2024 vested at the applicable maximum performance level. We paid $55 million to Terminating Employees, of which $25 million was attributable to pre-combination vesting and was therefore included in the purchase consideration. The remaining $30 million was attributable to post-combination vesting and was recognized in transaction and integration costs on our consolidated statements of income (loss) during the year ended December 31, 2025.
Additionally, we assumed outstanding unvested restricted shares and restricted stock unit awards (the "Continuing Awards") that were previously granted to continuing employees under the Playa Hotels Plan and converted each award into RSUs (see Note 17). The fair value of these replacement awards, which was estimated based on the closing stock price of our Class A common stock on the acquisition date, was $17 million, of which $3 million was attributable to pre-combination vesting and was therefore included in the purchase consideration. The remaining $14 million was attributable to post-combination vesting and will be recognized as compensation expense on a straight-line basis over the requisite service period on our consolidated statements of income (loss) (see Note 17).

Total purchase consideration was determined as follows:

Ordinary shares outstanding	123,013,382
Less: Hyatt's previously-held ordinary shares	(12,143,621)
Total number of ordinary shares acquired	110,869,761
Offer Consideration per share	$13.50
Cash paid to shareholders	$1,497
Cash settlement of share-based payment awards to Terminating Employees	25
Fair value of Continuing Awards	3
Settlement of preexisting relationship (1)	8
Total purchase consideration	$1,533
(1) Represents the effective settlement of existing receivables and key money assets related to Playa Hotels, which was determined based on the respective carrying values at the acquisition date.
The acquisition primarily consisted of 15 all-inclusive resorts across Mexico, the Dominican Republic, and Jamaica. On June 29, 2025, we entered into a definitive agreement with an unrelated third party to sell the entirety of the Playa Hotels Portfolio. During the year ended December 31, 2025, we completed the sale of the Playa Hotels Portfolio as discussed in "—Dispositions" below.
Upon acquisition, we recorded estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. Assets and liabilities associated with the Playa Hotels Portfolio were classified as held for sale and were recorded at their estimated fair values less costs to sell. The fair value of the acquired property and equipment that was classified as held for sale was estimated using a market approach and market participant assumptions, which incorporated the agreed-upon sales price of the Playa Hotels Portfolio, less amounts for committed capital expenditures to be incurred prior to the sale as well as the fair values of the preferred equity investment, contingent consideration, and agreed-upon tax indemnifications, which were estimated using the same valuation methodology upon sale as discussed in "—Dispositions" below. In addition, we recorded an assumed liability within accrued expenses and other current liabilities related to tax liabilities triggered by the acquisition. The liability was estimated using the cumulative-probability approach to determine the expected payment amount. The valuation methodology included assumptions and judgments regarding the cumulative probabilities, which are primarily Level Three inputs. The remaining assets and liabilities were recorded at their carrying values, which approximated their fair values.
During the year ended December 31, 2025, the fair values and classification of certain assets acquired and liabilities assumed were revised. Measurement period adjustments recorded on our consolidated balance sheet at December 31, 2025 primarily included a $4 million decrease in property and equipment and a $1 million decrease in accrued expenses and other current liabilities, both of which resulted in a corresponding $3 million increase in goodwill. Following the sale of the Playa Hotels Portfolio, we will continue to evaluate the fair values and classification of the remaining assets acquired and liabilities assumed. Accordingly, these estimates, along with any related tax impacts, are subject to change during the measurement period, which is up to one year from the date of acquisition.

The following table summarizes the preliminary fair value of the identifiable net assets acquired at the acquisition date:

Purchase consideration	$1,533
Fair value of Hyatt's previously-held ordinary shares	164
Total to be allocated	$1,697

Cash and cash equivalents	$195
Receivables	7
Prepaids and other assets	3
Prepaid income taxes	1
Current assets held for sale	141
Property and equipment	2
Operating lease right-of-use assets	6
Goodwill (1)	967
Deferred tax assets	2
Other assets	1
Long-term assets held for sale	1,761
Total assets acquired	$3,086

Accounts payable	$34
Accrued expenses and other current liabilities	112
Accrued compensation and benefits	8
Current operating lease liabilities	1
Current liabilities held for sale	118
Debt	1,075
Long-term operating lease liabilities	5
Other long-term liabilities	1
Long-term liabilities held for sale	35
Total liabilities assumed	$1,389
Total net assets acquired attributable to Hyatt Hotels Corporation	$1,697
(1) The goodwill is attributable to securing the ability for us to manage certain properties in the Playa Hotels Portfolio over the long term as well as the growth opportunities we expect to realize by introducing the properties to our all-inclusive platform offerings, including our distribution and destination management services and the Unlimited Vacation Club business that we manage. During the year ended December 31, 2025, we completed the assignment of goodwill to our reporting units (see Note 9), of which $859 million was recorded on our management and franchising segment and $108 million was recorded on our distribution segment. The goodwill is not tax deductible.

Following the acquisition date, the operating results of Playa Hotels were recognized on our consolidated statements of income (loss). For the period from the acquisition date through December 31, 2025, total revenues attributable to Playa Hotels were $366 million and the net loss attributable to Playa Hotels was $11 million, including $60 million of non-recurring transaction costs that were incurred and recognized by Playa Hotels as included below.
During the year ended December 31, 2025, we recognized $97 million of transaction costs, including the costs incurred and recognized by Playa Hotels described above, in transaction and integration costs on our consolidated statements of income (loss). The costs primarily related to financial advisory and legal fees, severance payments to Terminating Employees, and payments made to settle unvested awards of Terminating Employees.
Additionally, during the year ended December 31, 2025, we terminated Playa Hotels' third-party owned loyalty program and recognized a $12 million termination fee in transaction and integration costs on our consolidated statements of income (loss). In conjunction with the termination, we acquired certain contracts with customers and accounted for the transaction as an asset acquisition. We recorded a $13 million customer relationships intangible, inclusive of transaction costs, with a useful life of four years within intangibles, net on our consolidated balance sheet (see Note 9).

Unaudited Pro Forma Combined Financial Information
The following table presents the unaudited pro forma combined results of Hyatt and Playa Hotels as if the Playa Hotels Acquisition had occurred on January 1, 2024:

	Year Ended December 31,
	2025	2024
Total revenues	$7,516	$7,516
Net income (loss) attributable to Hyatt Hotels Corporation	42	1,177
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
•Incremental interest expense associated with the DDTL Facility as well as the 5.050% 2028 Notes and 2032 Notes, both as defined in Note 11, that were used to finance the acquisition, repay certain indebtedness of Playa Hotels and its subsidiaries in connection with the acquisition, and pay related fees and expenses as well as the removal of Playa Hotels' historical interest expense;
•Recognition of stock-based compensation expense related to Assumed Awards, as defined in Note 17, issued to continuing employees;
•Recognition of $97 million of non-recurring transaction costs related to the acquisition as of the beginning of the earliest period presented;
•Recognition of expected transaction and integration costs directly attributable to the acquisition, including retention payments to certain continuing employees;
•Recognition of a non-recurring realized gain related to our previously-held ordinary shares in Playa Hotels (see Note 4) as of the beginning of the earliest period presented, and removal of the unrealized gains and losses historically recognized by Hyatt; and
•Tax effects of the acquisition as if Playa Hotels had been part of the combined company since January 1, 2024.
The unaudited pro forma combined financial information does not necessarily reflect what the combined company's financial condition or results of operations would have been had the transaction and the related financing occurred on January 1, 2024. The unaudited pro forma combined financial information also may not be useful in predicting the future financial condition and results of operations of the combined company following the acquisition. In addition, the unaudited pro forma combined financial information does not give effect to any cost savings, operating synergies, or revenue synergies that may result from the transaction, including the impact of the sale of the Playa Hotels Portfolio, or the costs to achieve any synergies.
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

We closed on the transaction on December 27, 2024, paid cash of €359 million (approximately $374 million), and accounted for the transaction as a business combination as we are the primary beneficiary of the VIE (see Note 4). Upon acquisition, we recorded a $58 million deferred consideration liability at fair value, of which $20 million was recorded in accrued expenses and other current liabilities and $38 million was recorded in other long-term liabilities on our consolidated balance sheet. The fair value was estimated using a discounted cash flow model and included assumptions and judgments regarding the discount rate, which is primarily a Level Three input. We also recorded a $33 million contingent consideration liability at fair value in other long-term liabilities on our consolidated balance sheet. The fair value was estimated using a discounted cash flow model and included assumptions and judgments regarding the discount rate, estimated probability of achieving the hotel development milestones, and expected amount and timing of payments, which are primarily Level Three inputs. Total purchase consideration was determined as follows:

Cash paid, net of cash acquired	$372
Cash acquired	2
Fair value of deferred consideration	58
Fair value of contingent consideration	33
Total purchase consideration	$465
The acquisition included management and hotel services agreements for operating hotels and the Bahia Principe trade name and contemplated the future management of undeveloped Bahia Principe Hotels & Resorts-branded properties. In addition, the acquisition included expected synergies from the integration and future expansion of our destination management services and our management of and licensing of the Bahia Principe brand to the Unlimited Vacation Club business at Bahia Principe Hotels & Resorts-branded properties through separate contractual agreements. Following the acquisition date, fee revenues and operating expenses of Bahia Principe were recognized on our consolidated statements of income (loss). For the period from the acquisition date through December 31, 2024, total revenues and net income attributable to Bahia Principe were insignificant.
Our consolidated balance sheet at December 31, 2024 reflected estimates of the fair value of the assets acquired, liabilities assumed, and noncontrolling interest in the entity based on available information as of the acquisition date. The fair values of intangible assets acquired were estimated using either discounted cash flow models or the relief from royalty method, both of which included revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three inputs. The fair value of the noncontrolling interest related to the equity interests in the VIE held by our venture partner was estimated based on 50% of enterprise value of the entity. The remaining assets and liabilities were recorded at their carrying values, which approximated their fair values.
We finalized the fair values of the assets acquired, liabilities assumed, and noncontrolling interest in the entity in the fourth quarter of 2025. Measurement period adjustments recorded on our consolidated balance sheet at December 31, 2025 included a $183 million increase in intangibles, net, a $47 million increase in other long-term liabilities, and a $5 million increase in the noncontrolling interest, all of which resulted in a corresponding $131 million decrease in goodwill. The measurement period adjustments primarily resulted from further evaluation of the contracts entered into upon acquisition and included the recognition of additional intangibles that were separately identifiable from goodwill as well as the related tax impacts that existed at the acquisition date. During the year ended December 31, 2025, we recognized insignificant amortization expense on our consolidated statements of income (loss) that would have been recognized during the year ended December 31, 2024 if the measurement period adjustments would have been made as of the acquisition date.

The following table summarizes the fair value of the acquired VIE (see Note 4) and other separately identifiable net assets acquired at the acquisition date:

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
(1) Relates to value added taxes. We recorded an offsetting payable as amounts to be received are due to a third party.
(2) The goodwill is attributable to the growth opportunities we expect to realize by expanding our all-inclusive resort offerings. During the year ended December 31, 2025, we completed the assignment of goodwill to our reporting units (see Note 9). The goodwill, which is not tax deductible, was recorded on our management and franchising segment.
(3) Relates to the Bahia Principe brand name.
(4) Amortized over useful lives of approximately 25 to 31 years, with a weighted-average useful life of approximately 28 years.
(5) Represents an indemnification asset that we expect to collect under contractual agreements for pre-acquisition tax liabilities as discussed below (see Note 10).
(6) Includes $50 million of pre-acquisition tax liabilities, including interest, related to certain foreign filing positions (see Note 13), which are fully indemnified as described above.
During the year ended December 31, 2024, we recognized $11 million of transaction costs, primarily related to regulatory, financial advisory, and legal fees, in transaction and integration costs on our consolidated statements of income (loss).
Alua Portfolio—During the year ended December 31, 2024, we completed an asset acquisition of Alua Atlántico Golf Resort, Alua Tenerife, and AluaSoul Orotava Valley through a locked box structure. The enterprise value of €117 million was subject to customary adjustments related to indebtedness and net working capital as of the locked box date, as well as a value accrual representing the economic value from the locked box date through the acquisition date. At closing, we paid €61 million of cash (approximately $65 million), including $4 million of cash acquired. Assets acquired primarily included $123 million of property and equipment, and liabilities assumed primarily included $53 million of long-term debt (see Note 11).
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

We closed on the transaction on October 1, 2024 and paid $151 million of cash. Upon acquisition, we recorded a $108 million contingent consideration liability at fair value in other long-term liabilities on our consolidated balance sheet. The fair value was estimated using a Monte Carlo simulation to model the likelihood of achieving the agreed-upon milestones based on available information as of the acquisition date. The valuation methodology included assumptions and judgments regarding the discount rate, estimated probability of achieving the milestones, and expected timing of payments, which are primarily Level Three inputs. Total purchase consideration was determined as follows:

Cash paid, net of cash acquired	$148
Cash acquired	3
Fair value of contingent consideration	108
Total purchase consideration	$259
The acquisition included management, franchise, and license agreements for both operating and additional hotels that are expected to open in the future and the affiliated trade names. Following the acquisition date, fee revenues and operating expenses of Standard International were recognized on our consolidated statements of income (loss). For the period from the acquisition date through December 31, 2024, total revenues and net loss attributable to Standard International were $6 million and $5 million, respectively.
Our consolidated balance sheet at December 31, 2024 reflected estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired were estimated using either discounted cash flow models or the relief from royalty method, both of which included revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three inputs. The fair values of performance guarantee liabilities assumed were estimated using Monte Carlo simulations to model the probability of possible outcomes. The valuation methodology included assumptions and judgments regarding discount rates, volatility, and hotel operating results, which are primarily Level Three inputs (see Note 15). The remaining assets and liabilities were recorded at their carrying values, which approximated their fair values.
We finalized the fair values of the assets acquired and liabilities assumed in the third quarter of 2025. Measurement period adjustments recorded on our consolidated balance sheet at December 31, 2025 included a $41 million decrease in intangibles, net, a $2 million increase in long-term contract liabilities, and a $1 million decrease in other long-term liabilities, all of which resulted in a corresponding $42 million increase in goodwill. The measurement period adjustments primarily resulted from the refinement of certain assumptions, including contract terms, renewal periods, and useful lives, which affected the underlying cash flows in the valuation and were based on facts and circumstances that existed at the acquisition date. During the year ended December 31, 2025, we recognized insignificant income on our consolidated statements of income (loss) that would have been recognized during the year ended December 31, 2024 if the measurement period adjustments would have been made as of the acquisition date.

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
During the year ended December 31, 2024, we recognized $10 million of transaction costs, primarily related to financial advisory and legal fees, in transaction and integration costs on our consolidated statements of income (loss).
Me and All Hotels—During the year ended December 31, 2024, we acquired the Me and All Hotels brand name from an unrelated third party for approximately $28 million, inclusive of transaction costs. Upon completion of the asset acquisition, we recorded an indefinite-lived brand intangible within intangibles, net on our consolidated balance sheet (see Note 9).
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
The acquisition included technology related to a boutique and luxury global travel platform, brand name, and relationships with affiliated hotel owners. Following the acquisition date, fee revenues and operating expenses of Mr & Mrs Smith were recognized on our consolidated statements of income (loss). For the period from the acquisition date through December 31, 2023, total revenues and net income attributable to Mr & Mrs Smith were $15 million and $2 million, respectively.
Upon acquisition, we recorded estimates of the fair value of the assets acquired and liabilities assumed based on available information as of the acquisition date. The fair values of intangible assets acquired were estimated using discounted cash flow models, the relief from royalty method, or a cost-based approach. Depending on the valuation method, these estimates included revenue projections based on long-term growth rates, expected attrition, historical cost information, and/or an obsolescence factor, all of which are primarily Level Three inputs. The remaining assets and liabilities were recorded at their carrying values, which approximated their fair values.
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
(1) The goodwill, which was recorded on the distribution segment, is attributable to the growth opportunities we expect to realize through direct booking access to properties within the Mr & Mrs Smith platform through our distribution channels. Goodwill is not tax deductible.
(2) Relates to the Mr & Mrs Smith brand name.
(3) Amortized over a useful life of 12 years.
(4) Amortized over a useful life of 10 years.
During the year ended December 31, 2023, we recognized $5 million of transaction costs, primarily related to financial advisory and legal fees, in transaction and integration costs on our consolidated statements of income (loss).
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
We closed on the transaction on February 2, 2023 and paid $125 million of cash. Upon acquisition, we recorded a $107 million contingent consideration liability at fair value in other long-term liabilities on our consolidated balance sheet. The fair value was estimated using a Monte Carlo simulation to model the likelihood of achieving the agreed-upon milestones based on available information as of the acquisition date. The valuation methodology included assumptions and judgments regarding the discount rate, estimated probability of achieving the milestones, and expected timing of payments, which are primarily Level Three inputs. Total purchase consideration was determined as follows:

Cash paid	$125
Fair value of contingent consideration	107
Total purchase consideration	$232
The acquisition included management and license agreements for both operating and additional hotels that are expected to open in the future, primarily across North America, and the affiliated trade names. Following the acquisition date, fee revenues and operating expenses of Dream Hotel Group were recognized on our consolidated statements of income (loss). For the period from the acquisition date through December 31, 2023, total revenues and net income attributable to Dream Hotel Group were $7 million and $4 million, respectively.

During the year ended December 31, 2023, the fair values of certain assets acquired and liabilities assumed, which were estimated based on available information as of the acquisition date, were finalized. The fair values of intangible assets acquired were estimated using either discounted cash flow models or the relief from royalty method, both of which included revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three inputs. The remaining assets and liabilities were recorded at their carrying values, which approximated their fair values. During the measurement period, we recorded adjustments to the intangible assets acquired with a corresponding offset to goodwill as a result of the refinement of certain assumptions, including contract terms and useful lives, which affected the underlying cash flows in the valuation and were based on facts and circumstances that existed at the acquisition date.
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
(1) The goodwill, which is tax deductible and was recorded on our management and franchising segment, is attributable to the growth opportunities we expect to realize by expanding our lifestyle offerings and providing global travelers with an increased number of elevated hospitality experiences.
(2) Includes intangible assets related to the Dream Hotels, The Chatwal, and Unscripted Hotels brand names. Certain brand names are amortized over useful lives of 20 years.
(3) Amortized over useful lives of approximately 9 to 22 years, with a weighted-average useful life of approximately 17 years.
During the year ended December 31, 2023, we recognized $7 million of transaction costs, primarily related to regulatory, financial advisory, and legal fees, in transaction and integration costs on our consolidated statements of income (loss).
Dispositions
Playa Hotels Portfolio—During the year ended December 31, 2025, we sold one of the properties in the Playa Hotels Portfolio to an unrelated third party for $22 million, net of transaction costs and proration adjustments, and we sold the shares of the entities that own the remaining 14 properties to Tortuga Resorts ("Tortuga") for $1,581 million of cash consideration, net of transaction costs and proration adjustments and $55 million of cash disposed. We accounted for the transactions as asset dispositions. At December 31, 2025, we had $41 million and $14 million recorded in receivables, net and other assets, respectively, on our consolidated balance sheet related to proration adjustments and other amounts to be collected from Tortuga in the future.
As part of total consideration in the Tortuga sale, we may earn up to $143 million of contingent consideration. The variable consideration can be earned within five years following the sale upon the achievement of certain performance-based metrics, with payment contingent on the occurrence of a contractual liquidity event of the parent of the third-party entity that owns the properties. Upon sale, we estimated the variable consideration using an expected value method to be approximately $14 million and recorded a contract asset (see Note 3) within other assets on our consolidated balance sheet. In addition, we received a $200 million preferred equity investment in the parent of the third-party entity that owns the properties. Upon sale, we estimated the fair value of the investment to be approximately $104 million (see Note 4). The expected value of the contingent consideration and fair value of the preferred equity investment were each estimated using a Monte Carlo simulation to model the probability of possible outcomes and included assumptions and judgments, as applicable, regarding discount rates, volatility, expected timing of cash flows, estimated probability of achieving the contractual objectives, and hotel operating results, which are primarily Level Three inputs.
Additionally, we agreed to indemnify Tortuga for obligations the entities may incur as a result of certain tax matters as of the sale date. Upon sale, we accounted for the indemnification as a guarantee. We recorded a $16 million guarantee liability at fair value in other long-term liabilities on our consolidated balance sheet. The fair value of the indemnification was estimated using a probability-based weighting approach to determine the likelihood of payment of the potential tax liabilities. The valuation methodology included assumptions and judgments regarding probability weighting, discount rates, outcomes of tax assessments, and expected timing of cash flows, which are primarily Level Three inputs. At December 31, 2025, the indemnification for open tax years had a maximum exposure of $45 million.
In conjunction with the Tortuga sale, we entered into long-term management agreements for 13 of the 14 properties. The sale resulted in a $34 million pre-tax loss, including the reclassification of $1 million of pension liability losses from accumulated other comprehensive loss (see Note 16), which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2025. The operating results and financial position of the hotels in the Playa Hotels Portfolio prior to the sale remain within our owned and leased segment. Although we concluded the disposal of these properties does not qualify as discontinued operations, the disposal is considered individually significant. Pre-tax net income attributable to the Playa Hotels Portfolio was $31 million during the year ended December 31, 2025.
Alua Portfolio—During the year ended December 31, 2025, we sold the shares of the entities that own the Alua Portfolio to an unrelated third party through a locked box structure and accounted for the transaction as an asset disposition. At the time of sale, we had €51 million of outstanding debt related to the variable rate mortgage loan on the properties, inclusive of accrued interest, which was assumed by the buyer in conjunction with the sale (see Note 11). We received proceeds of €61 million (approximately $72 million), net of $11 million of cash disposed, based on an enterprise value of €119 million, which was subject to customary adjustments related to indebtedness and net working capital as of the locked box date, as well as a value accrual representing the economic value from the locked box date through the closing date. Upon sale, we entered into long-term management agreements for each of the properties. The sale resulted in a $21 million pre-tax gain, including the reclassification of $7 million of currency translation gains from accumulated other comprehensive loss (see Note 16), which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2025. The operating results and financial position of these hotels prior to the sale remain within our owned and leased segment.
Hyatt Regency O'Hare Chicago—During the year ended December 31, 2024, we sold Hyatt Regency O'Hare Chicago to an unrelated third party and accounted for the transaction as an asset disposition. We received $11 million of proceeds, net of transaction costs and proration adjustments, issued a $20 million secured financing receivable with a maturity date of five years (see Note 6), and committed to loan up to $45 million for a future renovation. Upon sale, we entered into a long-term franchise agreement for the property. The sale resulted in a $5 million pre-tax loss, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Hyatt Regency Orlando—During the year ended December 31, 2024, we sold Hyatt Regency Orlando and an adjacent undeveloped land parcel to an unrelated third party. We received $723 million of cash consideration, net of cash disposed, transaction costs, and proration adjustments, and accounted for the transaction as an asset disposition.
In conjunction with the sale, we received a $265 million preferred equity investment in the parent of the third-party entity that owns the property. Upon sale, we estimated the fair value of our preferred equity investment, which is redeemable at our option on various dates starting in 2030, to be approximately $188 million and recorded a HTM debt security within other assets on our consolidated balance sheet (see Note 4). The fair value was estimated using a probability-based discounted cash flow model and included assumptions and judgments regarding the probability weighting, discount rates, and expected timing of payments, which are primarily Level Three inputs.
Additionally, we provided $50 million of seller financing with an initial maturity date of five years for the adjacent undeveloped land parcel. Upon sale, we estimated the fair value of the seller financing to be approximately $34 million and recorded an unsecured financing receivable on our consolidated balance sheet (see Note 6). The fair value was estimated using a discounted cash flow model and included assumptions and judgments regarding the discount rate and expected timing of payments, which are primarily Level Three inputs.
Upon sale, we entered into a long-term management agreement for the property and a development agreement for the adjacent undeveloped land parcel. The sale resulted in a $514 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
During the year ended December 31, 2025, we paid $9 million to the buyer for proration adjustments. The liability was recorded in accrued expenses and other current liabilities on our consolidated balance sheet at December 31, 2024.

Park Hyatt Zurich—During the year ended December 31, 2024, we sold Park Hyatt Zurich to an unrelated third party and accounted for the transaction as an asset disposition. We received proceeds of CHF 220 million (approximately $244 million), net of transaction costs and proration adjustments, and issued a CHF 41 million (approximately $45 million) secured financing receivable with an initial maturity date of five years (see Note 6). Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $257 million pre-tax gain, including the reclassification of $6 million of currency translation gains from accumulated other comprehensive loss (see Note 16), which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Hyatt Regency San Antonio Riverwalk—During the year ended December 31, 2024, we sold Hyatt Regency San Antonio Riverwalk to an unrelated third party for $226 million, net of transaction costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $100 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Hyatt Regency Green Bay—During the year ended December 31, 2024, we sold Hyatt Regency Green Bay to an unrelated third party for $3 million, net of transaction costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term franchise agreement for the property. The sale resulted in a $4 million pre-tax loss, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2024. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Hyatt Regency Aruba Resort Spa and Casino—During the year ended December 31, 2024, we sold the shares of the entities that own Hyatt Regency Aruba Resort Spa and Casino to an unrelated third party and accounted for the transaction as an asset disposition. We received $173 million of proceeds, net of cash disposed, transaction costs, and proration adjustments, and issued a $41 million unsecured financing receivable with an initial maturity date of five years (see Note 6). Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $172 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2024. In connection with the disposition, we recognized a $15 million goodwill impairment charge in asset impairments on our consolidated statements of income (loss) during the year ended December 31, 2024 (see Note 9). The assets disposed represented the entirety of the reporting unit and therefore, no business operations remained to support the related goodwill, which was therefore impaired. The operating results and financial position of this hotel prior to the sale remain within our owned and leased segment.
Destination Residential Management—During the year ended December 31, 2023, we sold our interests in the entities that own the Destination Residential Management business to an unrelated third party for $2 million of base consideration, subject to customary adjustments related to working capital and indebtedness, and up to an additional $48 million of contingent consideration. The contingent consideration was earnable within two years following the sale upon the achievement of certain performance-based metrics and the extensions of certain contracts related to the rental programs and/or homeowner associations. Upon sale, we recorded a $28 million contingent consideration receivable at fair value within other assets on our consolidated balance sheet.
The fair value of the contingent consideration receivable was estimated using a Monte Carlo simulation to model the likelihood of achieving the performance-based metrics and a probability-based weighting approach to determine the likelihood of extending certain contracts. The valuation methodology included assumptions and judgments regarding probability weighting, discount rates, operating results, and expected timing of payments, which are primarily Level Three inputs.
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
During the years ended December 31, 2025 and December 31, 2024, we recorded decreases of $2 million and $17 million, respectively, in the carrying value of the contingent consideration receivable and recognized the offset in gains (losses) on sales of real estate and other on our consolidated statements of income (loss). We did not recognize any changes in the carrying value of the contingent consideration receivable during the year ended December 31, 2023.

8.    LEASES
Lessee
A summary of operating lease expenses, net of insignificant sublease income, was as follows:

	Year Ended December 31,
	2025	2024	2023
Minimum rentals	$41	$45	$49
Contingent rentals	33	29	98
Total operating lease expenses	$74	$74	$147
Total lease expenses related to short-term leases and finance leases were insignificant for each of the years ended December 31, 2025, December 31, 2024, and December 31, 2023.
During the years ended December 31, 2025 and December 31, 2024, certain operating lease ROU assets were included in asset groups deemed not fully recoverable (see Note 5). We recognized $2 million and $5 million of impairment charges during the years ended December 31, 2025 and December 31, 2024, respectively, related to these operating lease ROU assets in asset impairments on our consolidated statements of income (loss) within our owned and leased segment.
Supplemental balance sheet information related to finance leases was as follows:

	December 31, 2025	December 31, 2024
Property and equipment, net (1)	$2	$3

Current maturities of long-term debt	$2	$2
Long-term debt	1	2
Total finance lease liabilities	$3	$4
(1) Finance lease assets are net of $20 million and $18 million of accumulated amortization at December 31, 2025 and December 31, 2024, respectively.
Weighted-average remaining lease terms and discount rates were as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term in years
Operating leases (1)	14	14
Finance leases	2	2

Weighted-average discount rate
Operating leases	3.8%	3.8%
Finance leases	2.8%	2.0%
(1) Certain of our hotel and land leases have nominal or contingent rental payments and were excluded from the weighted-average remaining lease term calculation resulting in a lower weighted-average term.

The maturities of lease liabilities for the next five years and thereafter are as follows:

Year Ending December 31,	Operating leases (1)	Finance leases
2026	$44	$2
2027	40	1
2028	38	—
2029	37	—
2030	33	—
Thereafter	158	—
Total minimum lease payments	$350	$3
Less: amount representing interest	(72)	—
Present value of minimum lease payments	$278	$3
(1) Operating lease payments have not been reduced by $53 million of future sublease receipts.
Lessor—We lease retail space under operating leases at certain of our owned hotels. Rental payments are primarily fixed with certain variable payments based on a contractual percentage of revenues. Rental income recognized in owned and leased revenues on our consolidated statements of income (loss) was follows:

	Year Ended December 31,
	2025	2024	2023
Rental income	$10	$8	$11
The future minimum lease receipts scheduled to be received for the next five years and thereafter are as follows:

Year Ending December 31,	((1)
2026	$6
2027	4
2028	2
2029	2
2030	2
Thereafter	11
Total minimum lease receipts	$27

9.    GOODWILL AND INTANGIBLES, NET
Goodwill

	Management and franchising	Owned and leased	Distribution	Overhead	Unallocated (1)	Total
Balance at January 1, 2024
Goodwill	$1,530	$210	$1,628	$2	$—	$3,370
Accumulated impairment losses	(4)	(161)	—	—	—	(165)
Goodwill, net	$1,526	$49	$1,628	$2	$—	$3,205
Activity during the year
Additions	86	—	—	—	336	422
Disposals	—	—	(914)	—	—	(914)
Impairment losses	(110)	(15)	(38)	—	—	(163)
Measurement period adjustments (Note 7)	—	—	(1)	—	—	(1)
Foreign currency translation adjustments	(7)	—	—	—	(1)	(8)
Balance at December 31, 2024
Goodwill	1,609	210	713	2	335	2,869
Accumulated impairment losses	(114)	(176)	(38)	—	—	(328)
Goodwill, net	$1,495	$34	$675	$2	$335	$2,541
Activity during the year
Additions (Note 7)	—	—	—	—	964	964
Measurement period adjustments (Note 7)	46	—	—	—	(132)	(86)
Allocations and other adjustments (1)	1,078	—	108	(2)	(1,184)	—
Foreign currency translation adjustments	18	—	—	—	17	35
Balance at December 31, 2025
Goodwill	2,751	210	821	—	—	3,782
Accumulated impairment losses	(114)	(176)	(38)	—	—	(328)
Goodwill, net	$2,637	$34	$783	$—	$—	$3,454

(1) During the year ended December 31, 2025, we completed the allocations of the preliminary goodwill balance attributed to the Playa Hotels Acquisition and goodwill balance attributed to the Bahia Principe Transaction to our reporting units (see Note 7).

During the year ended December 31, 2025, we implemented organizational changes, and as a result, we reassessed our reporting units and performed interim impairment analyses. During the year ended December 31, 2025, we did not recognize any goodwill impairment charges.
During the year ended December 31, 2024, we recognized $163 million of goodwill impairment charges, of which $148 million was a result of our annual impairment analyses (see Note 2) and $15 million was related to the sale of the shares of the entities that own Hyatt Regency Aruba Resort Spa and Casino (see Note 7). These goodwill impairment charges were recognized in asset impairments on our consolidated statements of income (loss) within our management and franchising, distribution, and owned and leased segments. Through our annual impairment analyses, we determined that the carrying values of two of our reporting units were in excess of the fair values. We estimated the fair values of the goodwill allocated to the reporting units using a combination of a discounted cash flow model and the guideline public companies method, which utilized Level Three inputs including projected cash flows, discount rates, and capitalization rates.
During the year ended December 31, 2023, we did not recognize any goodwill impairment charges.

Intangibles

		December 31, 2025
	Weighted-average useful lives in years	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	20	$1,545	$(367)	$1,178
Brand and other indefinite-lived intangibles	—	809	—	809
Customer relationships intangibles	11	354	(129)	225
Other intangibles	9	29	(12)	17
Total		$2,737	$(508)	$2,229

	December 31, 2024
	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	$1,368	$(290)	$1,078
Brand and other indefinite-lived intangibles	806	—	806
Customer relationships intangibles	410	(153)	257
Other intangibles	35	(9)	26
Total	$2,619	$(452)	$2,167

	Year Ended December 31,
	2025	2024	2023
Amortization expense	$145	$131	$178
We estimate amortization expense for definite-lived intangibles for the next five years and thereafter as follows:

Year Ending December 31,
2026	$132
2027	126
2028	120
2029	113
2030	105
Thereafter	824
Total amortization expense	$1,420
The following table summarizes impairment charges recognized in asset impairments on our consolidated statements of income (loss):

	Year Ended December 31,
	2025	2024	2023
Management and hotel services agreement and franchise agreement intangibles (1)	$22	$16	$12
Brand and other indefinite-lived intangibles (2)	6	8	17
Other intangibles (1)	4	—	—
(1) Primarily the result of contract terminations and recognized within our management and franchising segment.
(2) The carrying values of certain assets within our management and franchising and distribution segments were in excess of the fair values. The inputs used in determining the impairment charges are classified as Level Three in the fair value hierarchy.
For additional information about acquisition and disposition activity impacting goodwill and intangibles, see Note 7.

10.    OTHER ASSETS

	December 31, 2025	December 31, 2024
Key money assets	$1,095	$994
Marketable securities held to fund the loyalty program (Note 4)	764	608
Marketable securities held to fund rabbi trusts (Note 4)	594	548
Long-term investments (Note 4)	431	325
Marketable securities held for captive insurance company (Note 4)	65	65
Indemnification asset (Note 7)	59	50
Ordinary shares in Playa Hotels (Note 4)	—	154
Other	117	99
Total other assets	$3,125	$2,843
11.    DEBT

	December 31, 2025	December 31, 2024
$450 million senior unsecured notes maturing in 2025—5.375%	$—	$450
$400 million senior unsecured notes maturing in 2026—4.850%	—	400
$600 million senior unsecured notes maturing in 2027—5.750%	600	600
$400 million senior unsecured notes maturing in 2028—4.375%	399	399
$500 million senior unsecured notes maturing in 2028—5.050%	500	—
$600 million senior unsecured notes maturing in 2029—5.250%	600	600
$450 million senior unsecured notes maturing in 2030—5.750%	440	440
$450 million senior unsecured notes maturing in 2031—5.375%	450	450
$500 million senior unsecured notes maturing in 2032—5.750%	500	—
$350 million senior unsecured notes maturing in 2034—5.500%	350	350
$400 million senior unsecured notes maturing in 2035—5.400%	400	—
Variable rate term loan	51	45
Floating average rate loan	19	19
Variable rate mortgage loan	—	52
Total debt excluding finance lease obligations, unamortized discounts, and unamortized deferred financing fees	4,309	3,805
Finance lease obligations (Note 8)	3	4
Unamortized discounts and deferred financing fees	(34)	(27)
Total debt	4,278	3,782
Less: current maturities of long-term debt	(6)	(456)
Total long-term debt	$4,272	$3,326
The maturities of our debt, excluding finance lease obligations, unamortized discounts, and unamortized deferred financing fees, for the next five years and thereafter are as follows:

Year Ending December 31,
2026	$4
2027	604
2028	903
2029	654
2030	444
Thereafter	1,700
Total maturities of debt	$4,309

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
•In 2018, we issued $400 million of 4.375% senior notes due 2028 at an issue price of 99.866%.
•In 2020, we issued $450 million of 5.375% senior notes due 2025 (the "2025 Notes") and $450 million of 5.750% senior notes due 2030 (the "2030 Notes").
•In 2021, we issued $700 million of 1.300% senior notes due 2023 at an issue price of 99.941% (the "2023 Notes") and $750 million of 1.800% senior notes due 2024 at an issue price of 99.994% (the "2024 Notes").
•In 2023, we issued $600 million of 5.750% senior notes due 2027 at an issue price of 99.975%. We received $596 million of net proceeds from the sale, after deducting $4 million of underwriting discounts and other offering expenses. We used the net proceeds from the senior notes issuance, together with cash on hand, to repay the outstanding balance on the 2023 Notes, as described below.
•In 2024, we issued an aggregate $600 million of 5.250% senior notes due 2029 at an aggregate issue price of 99.693% (the "2029 Notes"), $450 million of 5.375% senior notes due 2031 at an issue price of 99.745% (the "2031 Notes"), and $350 million of 5.500% senior notes due 2034 at an issue price of 98.860% (the "2034 Notes"). We received $1,380 million of net proceeds, after deducting $20 million of underwriting discounts and other offering expenses. We used the net proceeds from a portion of the 2029 Notes and the 2034 Notes to repay the outstanding balance on the 2024 Notes, as described below. We temporarily invested the net proceeds from the remaining portion of the 2029 Notes and 2031 Notes in marketable securities (see Note 4), and we used the net proceeds to repay the outstanding balance on the 2025 Notes, as described below.
•In 2025, we issued $500 million of 5.050% senior notes due 2028 at an issue price of 99.905% (the "5.050% 2028 Notes"), $500 million of 5.750% senior notes due 2032 at an issue price of 99.936% (the "2032 Notes"), and $400 million of 5.400% senior notes due 2035 at an issue price of 99.958% (the "2035 Notes"). We received $1,386 million of net proceeds, after deducting $14 million of underwriting discounts and other offering expenses. We used the net proceeds from the 5.050% 2028 Notes and the 2032 Notes to fund a portion of the purchase consideration for the Playa Hotels Acquisition (see Note 7). We used the net proceeds from the 2035 Notes to redeem the outstanding balance on the 2026 Notes, as described below.
Senior Notes Redemptions, Repayments, and Repurchases—During the year ended December 31, 2025, we repaid the 2025 Notes, of which there was $450 million outstanding, at maturity for $460 million, inclusive of $10 million of accrued interest. Additionally, we redeemed the 2026 Notes, of which there was $400 million of aggregate principal outstanding, at a redemption price of $405 million, which included principal and $5 million of accrued interest.
During the year ended December 31, 2024, we repaid the 2024 Notes, of which there was $746 million outstanding, at maturity for $753 million, inclusive of $7 million of accrued interest.
During the year ended December 31, 2023, we repaid the 2023 Notes, of which there was $638 million outstanding, at maturity for $642 million, inclusive of $4 million of accrued interest. Additionally, we repurchased $18 million of principal on the 2023 Notes in the open market.
Variable Rate Term Loan—During the year ended December 31, 2024, we entered into a credit agreement with Bank of America to correspond with the total amount of the secured financing receivable we issued to the buyer in conjunction with the sale of Park Hyatt Zurich (see Note 7) for a CHF 41 million variable rate term loan, which matures in 2029.
Floating Average Rate Loan—During the year ended December 31, 2012, we obtained a secured construction loan with Banco Nacional de Desenvolvimento Econômico e Social - BNDES in order to develop Grand Hyatt Rio de Janeiro. The loan was split into four separate sub-loans. Sub-loans (a) and (b) mature in 2031 and bear interest at the Brazilian Long Term Interest Rate ("TJLP") plus 2.02%, and when the TJLP rate exceeds 6%, the amount corresponding to the TJLP portion above 6% is required to be capitalized daily. Sub-loans (c) and (d) matured during the year ended December 31, 2023. At December 31, 2025, the weighted-average interest rates for the sub-loans we have drawn upon is 8.02%.

Variable Rate Mortgage Loan—During the year ended December 31, 2024, we assumed a €50 million secured variable rate mortgage loan maturing in 2031 through a facility agreement with Banco Bilbao Vizcaya Argentaria, S.A. ("BBVA") in conjunction with the acquisition of the Alua Portfolio (see Note 7). Additionally, we assumed €38 million of interest rate swaps with BBVA that expire in 2029 and reduced our exposure to fluctuations in the Euro Interbank Offered Rate.
During the year ended December 31, 2025, the loan and interest rate swaps were assumed by the buyer in conjunction with the sale of the shares of the entities that own the Alua Portfolio (see Note 7). At the time of sale, there was $60 million outstanding on the loan, inclusive of accrued interest, and the fair value of the interest rate swaps was insignificant.
Playa Hotels Term Loan Repayment—During the year ended December 31, 2025, in conjunction with the Playa Hotels Acquisition, we repaid the outstanding balance of an assumed term loan for $1,078 million, inclusive of $3 million of accrued interest, on the acquisition date (see Note 7).
Delayed Draw Term Loan Facility—During the year ended December 31, 2025, we entered into a credit agreement with a syndicate of lenders for a $1,700 million delayed draw term loan facility and borrowed $1,700 million (the "DDTL Loans"). We received $1,694 million of proceeds, net of $6 million of issuance costs, which we used to finance the Playa Hotels Acquisition (see Note 7), repay certain indebtedness of Playa Hotels and its subsidiaries as described above, and pay related fees and expenses. During the year ended December 31, 2025, we repaid the outstanding $1,700 million of DDTL Loans in conjunction with the sale of the shares of the entities that own the Alua Portfolio (see Note 7) and the sale of the Playa Hotels Portfolio (see Note 7) and recognized a $5 million loss on extinguishment in other income (loss), net on our consolidated statements of income (loss) related to the unamortized deferred financing fees (see Note 21). Upon final repayment, the DDTL Facility was terminated.
Revolving Credit Facility—During the year ended December 31, 2025, we entered into a credit agreement with a syndicate of lenders that provides for a $1.5 billion senior unsecured revolving credit facility that matures in October 2030. The credit agreement refinanced and replaced in its entirety our credit agreement dated May 18, 2022. The revolving credit facility provides for the making of revolving loans to us in U.S. dollars and, subject to a sublimit of $250 million, certain other currencies, and the issuance of up to $300 million of letters of credit for our own account or for the account of our subsidiaries. We have the option during the term of the revolving credit facility to increase the revolving credit facility by an aggregate amount of up to an additional $1 billion provided that, among other things, new and/or existing lenders agree to provide commitments for the increased amount. We may prepay any outstanding aggregate principal amount, in whole or in part, at any time, subject to customary breakage costs and upon proper notice. The credit agreement contains customary affirmative, negative, and financial covenants; representations and warranties; and default provisions.
During both the years ended December 31, 2025 and December 31, 2024, we had no borrowings or repayments on our revolving credit facility or prior revolving credit facility. At both December 31, 2025 and December 31, 2024, we had no balance outstanding. At December 31, 2025, we had $1,497 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding (see Note 15).
Fair Value—We estimated the fair value of debt, which consists of our Senior Notes and other long-term debt, excluding finance leases. Our Senior Notes are classified as Level Two in the fair value hierarchy due to the use and weighting of multiple market inputs in the final price of the security. We estimated the fair value of other debt instruments using a discounted cash flow analysis based on current market inputs for similar types of arrangements. Based on the lack of available market data, we have classified our other debt instruments and revolving credit facility, if applicable, as Level Three in the fair value hierarchy.

	December 31, 2025
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$4,309	$4,420	$—	$4,349	$71
(1) Excludes $3 million of finance lease obligations and $34 million of unamortized discounts and deferred financing fees.

	December 31, 2024
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$3,805	$3,813	$—	$3,695	$118
(2) Excludes $4 million of finance lease obligations and $27 million of unamortized discounts and deferred financing fees.

12.    EMPLOYEE BENEFIT PLANS
Defined Benefit Plans—We sponsor supplemental executive retirement plans consisting of funded and unfunded defined benefit plans for certain former executives. Retirement benefits are based primarily on the former employees' salary and are payable upon satisfaction of certain service and age requirements, as defined by the plans. At both December 31, 2025 and December 31, 2024, the accumulated benefit obligation related to the unfunded U.S. plan was $14 million, of which $13 million was recorded in other long-term liabilities on our consolidated balance sheets (see Note 13). At December 31, 2025, we expect $1 million of benefits to be paid annually over the next 10 years.
Defined Contribution Plans—We provide retirement benefits to certain eligible employees under the Retirement Savings Plan (a qualified plan under Internal Revenue Code Section 401(k)), the FRP, and other similar plans. During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, we recognized $50 million, $48 million, and $43 million, respectively, of expenses related to the Retirement Savings Plan based on a percentage of eligible employee contributions on stipulated amounts. The majority of these expenses relate to employees at our managed hotels and other employees whose payroll is reimbursed, and therefore, the expenses have been, and will continue to be, reimbursed by our third-party owners and are recognized in revenues for reimbursed costs and reimbursed costs on our consolidated statements of income (loss).
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
Employee Stock Purchase Program—We provide the ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code. The ESPP provides eligible employees the opportunity to purchase shares of our Class A common stock on a quarterly basis through payroll deductions at a price equal to 95% of the fair value on the last trading day of each quarter. We issued 64,777, 53,366, and 61,977 shares under the ESPP during the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.
Foreign Labor Liabilities—We provide post-employment benefits to certain eligible employees primarily in Mexico based on their seniority and the nature and timing of their departure, as required by labor laws. At December 31, 2025 and December 31, 2024, we had $10 million and $7 million, respectively, of total liabilities related to the benefits, which included $7 million and $6 million, respectively, recorded in other long-term liabilities (see Note 13) and $3 million and $1 million, respectively, recorded in accrued expenses and other current liabilities on our consolidated balance sheets.
13.    OTHER LONG-TERM LIABILITIES

	December 31, 2025	December 31, 2024
Deferred compensation plans funded by rabbi trusts (Note 4 and Note 10)	$594	$548
Income taxes payable	562	464
Deferred income taxes (Note 14)	216	171
Guarantee liabilities (Note 15)	186	229
Contingent consideration liabilities (Note 15)	177	214
Self-insurance liabilities (Note 15)	91	83
Deferred consideration liability (Note 7) (1)	45	38
Other	85	63
Total other long-term liabilities	$1,956	$1,810
(1) Relates to the Bahia Principe Transaction. The remaining balance of the deferred consideration liability was recorded in accrued expenses and other current liabilities on our consolidated balance sheets. The total deferred consideration liability was net of a $2 million and $4 million unamortized discount at December 31, 2025 and December 31, 2024, respectively. Accretion of the discount was recognized in interest expense on our consolidated statements of income (loss) and was based on an imputed interest rate of approximately 4.8%.

14.    TAXES
Our tax provision includes federal, state, and foreign income taxes.

	Year Ended December 31,
	2025	2024	2023
U.S. income (loss) before income taxes	$(163)	$742	$188
Foreign income before income taxes	244	821	122
Income before income taxes	$81	$1,563	$310
The provision for income taxes was comprised of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$66	$202	$106
State	13	47	21
Foreign	111	141	88
Total current	$190	$390	$215
Deferred:
Federal	$(46)	$(41)	$(62)
State	(7)	(9)	(4)
Foreign	(7)	(73)	(59)
Total deferred	$(60)	$(123)	$(125)
Provision for income taxes	$130	$267	$90

The following tables reconcile the statutory federal income tax rate to the effective tax rate:

	December 31, 2025
	Amount	Percentage
Statutory U.S. federal income tax rate	$17	21.0%
State and local income taxes, net of federal income tax effect (1)	1	1.6%
Effects of cross-border tax laws:
Net CFC tested income, net of credits	11	13.8%
Impact from foreign operations	6	7.8%
Indefinite reinvestment foreign earnings	2	2.7%
Impact from foreign branch operations	2	2.1%
Other cross-border effects	1	1.1%
Foreign tax effects:
Netherlands
Statutory tax rate difference between jurisdiction and U.S.	(2)	(2.2)%
Nondeductible items	9	11.3%
Mexico
Statutory tax rate difference between jurisdiction and U.S.	2	2.4%
Foreign currency exchange	7	8.3%
Return to provision adjustments	2	2.7%
Change in valuation allowances	(2)	(2.5)%
Hong Kong
Local country taxes	2	2.3%
Nondeductible items	2	2.1%
Other	1	0.7%
Switzerland
Statutory tax rate difference between jurisdiction and U.S.	(22)	(26.8)%
Zug cantonal taxes	5	5.6%
Zurich cantonal taxes	2	2.5%
Return to provision adjustments	(3)	(3.3)%
Other jurisdictions	28	34.8%
Nontaxable or nondeductible items:
Nondeductible compensation	37	45.2%
Impact from acquisitions and dispositions	(10)	(11.8)%
Transaction costs	4	5.4%
Share-based payments	(2)	(2.5)%
Other	(1)	(0.9)%
Changes in unrecognized tax benefits	35	43.0%
Other	(4)	(5.0)%
Total	$130	161.4%
(1) State taxes in California, Illinois, Florida, New York, and Texas made up the majority (greater than 50%) of the tax effects in this category.

	Year Ended December 31,
	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal income tax effect	2.1%	4.2%
Impact of foreign operations (1)	2.0%	15.3%
Impact of foreign transactions	(7.0)%	—%
Foreign asset restructuring	—%	(15.3)%
Changes in valuation allowances	(3.1)%	(7.7)%
Tax contingencies	2.0%	9.4%
Other	0.1%	2.0%
Effective income tax rate	17.1%	28.9%
(1) Excludes unconsolidated hospitality ventures losses.
During the year ended December 31, 2025, significant items affecting the effective tax rate included the impact of tax contingencies, a non-cash tax adjustment related to deferred tax assets, and foreign operations relative to income before income taxes.
During the year ended December 31, 2024, significant items affecting the effective tax rate included the benefit of gains on the sale of the shares of the entities that own Hyatt Regency Aruba Resort Spa and Casino and the UVC Transaction that carry a low effective tax rate and a non-cash tax benefit as a result of the release of a valuation allowance on certain foreign deferred tax assets. These benefits were partially offset by the impact of foreign operations, tax contingencies, and state income taxes. Further, during the year ended December 31, 2024, we purchased $69 million of investment tax credits from a third party, and we recognized a $4 million benefit as a reduction to the provision for income taxes.
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
On July 4, 2025, U.S. legislation that modifies key business tax provisions was enacted, beginning as early as tax years ending after December 31, 2024, with certain provision effective for tax years ending after December 31, 2025. The legislation did not have a material impact on our consolidated financial statements for the year ended December 31, 2025.

The components of the net deferred tax assets and deferred tax liabilities were comprised of the following:

	December 31, 2025	December 31, 2024
Deferred tax assets related to:
Loyalty program	$337	$288
Foreign net operating losses and credit carryforwards	179	120
Employee benefits	140	155
Long-term operating lease liabilities	88	89
Interest deduction limitations	85	65
Deferred revenues	45	31
Allowance for uncollectible assets	31	23
Investments	18	16
Federal and state net operating losses and credit carryforwards	13	28
Unrealized losses	6	10
Other	70	76
Valuation allowance	(145)	(90)
Total deferred tax assets	$867	$811
Deferred tax liabilities related to:
Intangibles	$(351)	$(277)
Operating lease ROU assets	(95)	(95)
Investments	(54)	(69)
Property and equipment	(26)	(43)
Prepaid expenses	(6)	(8)
Unrealized gains	(4)	(5)
Other	(29)	(19)
Total deferred tax liabilities	$(565)	$(516)
Net deferred tax assets	$302	$295
Recorded on our consolidated balance sheets as:
Deferred tax assets—noncurrent	$518	$466
Deferred tax liabilities—noncurrent (Note 13)	(216)	(171)
Total	$302	$295
During the year ended December 31, 2025, significant changes to our deferred tax assets included a $59 million increase in foreign net operating losses, primarily driven by the Playa Hotels Acquisition. This increase was offset by an increase in the valuation allowance. Additionally, the deferred tax asset related to the loyalty program increased $49 million as a result of changes in deferred revenue related to the loyalty program. Significant changes to our deferred tax liabilities during the year ended December 31, 2025 included a $74 million increase in intangibles primarily related to book basis in excess of tax basis as a result of the Bahia Principe Transaction. This increase was offset by a decrease in deferred tax liabilities related to property and equipment and investments.
At December 31, 2025, we had $191 million of deferred tax assets for future tax benefits related to federal, state, and foreign net operating losses and $1 million of benefits related to federal and state credits. Of these deferred tax assets, $53 million related to net operating losses and federal and state credits that expire in 2026 through 2045 and $139 million related to federal, state, and foreign net operating losses that have no expiration date and may be carried forward indefinitely. A $145 million valuation allowance was recorded on deferred tax assets that we do not believe are more likely than not to be realized.
Any potential taxes due with respect to undistributed earnings or the excess of book basis over tax basis of our foreign investments would generally be limited to an insignificant amount of foreign withholding and/or U.S. state income taxes. We continue to assert that undistributed net earnings with respect to certain foreign subsidiaries that have not previously been taxed in the U.S. are indefinitely reinvested.

At December 31, 2025, December 31, 2024, and December 31, 2023, total unrecognized tax benefits recorded in other long-term liabilities on our consolidated balance sheets were $503 million, $366 million, and $301 million, of which $244 million, $137 million, and $120 million, respectively, would impact the effective tax rate, if recognized.
A reconciliation of unrecognized tax benefits is as follows:

	2025	2024	2023
Unrecognized tax benefits—January 1	$366	$301	$253
Total increases—current-period tax positions	126	67	54
Total increases (decreases)—prior-period tax positions	5	11	(3)
Lapse of statute of limitations	(5)	(8)	(9)
Foreign currency translation adjustments	11	(5)	6
Unrecognized tax benefits—December 31	$503	$366	$301
In 2025, the $137 million net increase in uncertain tax positions was primarily related to the Playa Hotels Acquisition and an accrual for the U.S. treatment of the loyalty program.
In 2024, the $65 million net increase in uncertain tax positions was primarily related to an accrual for the U.S. treatment of the loyalty program. The increase in prior-period tax positions included a $38 million increase related to foreign tax filing positions recorded as part of the Bahia Principe Transaction partially offset by a $32 million reduction related to foreign tax filing positions as a result of the UVC Transaction.
In 2023, the $48 million net increase in uncertain tax positions was primarily related to foreign tax filing positions and an accrual for the U.S. treatment of the loyalty program.
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total gross accrued interest and penalties were $138 million, $103 million, and $133 million at December 31, 2025, December 31, 2024, and December 31, 2023, respectively. The amount of interest and penalties recognized as a component of income tax expense during the years ended December 31, 2025, December 31, 2024, and December 31, 2023 was $40 million, $42 million, and $23 million, respectively. The interest and penalties were primarily related to interest accrued on the U.S. treatment of the loyalty program and foreign tax matters.
We are subject to audits by federal, state, and foreign tax authorities. U.S. tax years 2021 through 2023 are currently under field exam. U.S. tax years 2009 through 2011 have been subject to a U.S. Tax Court case concerning the tax treatment of the loyalty program in which the IRS is asserting that loyalty program contributions are taxable income to the Company. U.S. tax years 2012 through 2020 are pending the outcome of the Seventh Circuit Court of Appeals, as discussed below.
The Tax Court issued an opinion on October 2, 2023 related to the aforementioned case and determined that the Company must recognize approximately $12 million in net taxable income for the tax years 2009 through 2011, but that the Company need not recognize approximately $228 million in net taxable income related to tax years that preceded 2009. The Tax Court entered its decision on September 13, 2024. The Company filed a Notice of Appeal to the U.S. Court of Appeals on December 9, 2024. The Company presented oral arguments before the Seventh Circuit Court of Appeals on September 16, 2025 challenging the rulings in the Tax Court's decision that were not held in the Company's favor. The timing of the appellate court's decision remains uncertain. If the Tax Court's opinion is upheld on appeal, the estimated income tax payment due for the years 2012 through 2025 would be $333 million, including $62 million of estimated interest, net of federal benefit. We believe we have an adequate uncertain tax liability recorded for this matter and believe that the ultimate outcome of this matter will not have a material effect on our consolidated financial position, results of operations, or liquidity.
Through a prior acquisition, we assumed an assessment of additional corporate income tax from the Mexican tax authorities, which was in the process of being appealed, primarily related to disallowed deductions taken on historical tax returns. Our request for appeal to a higher court for one of the tax years was denied on May 15, 2024, and the assessment was finalized. At December 31, 2025 and December 31, 2024, we had $21 million and $18 million, respectively, of tax liabilities recorded in other long-term liabilities on our consolidated balance sheets in connection with this matter. Our filing position for the additional tax years and matters assessed is more likely than not to be sustained. As the tax benefit more likely than not to be realized upon settlement is zero, we had $16 million and $13 million of uncertain tax liabilities recorded at December 31, 2025 and December 31, 2024, respectively, in other long-term liabilities on our consolidated balance sheets.
Further, the Mexican tax authorities disallowed credits taken on historical tax returns and applied value added taxes to certain transactions. We have not recorded a liability associated with the additional value added tax as we do not believe a loss is probable. At December 31, 2025, our maximum exposure is not expected to exceed $14 million.

During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recorded a liability in connection with this matter. At December 31, 2025, our maximum exposure is not expected to exceed $21 million, including $15 million of estimated penalties and interest.
We have several state audits pending, including in Illinois and New York. State income tax returns are generally subject to examination for a period of three to five years after filing of the return. However, the state impact of any federal changes remains subject to examination by various states for a period generally up to one year after formal notification to the states of the federal changes. We also have several foreign audits pending in Mexico and other foreign jurisdictions. The statutes of limitations for the foreign jurisdictions ranges from three to ten years after filing the applicable tax return.
15.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety and other bonds, and letter of credit agreements.
Commitments—At December 31, 2025, we are committed, under certain conditions, to lend, provide certain consideration to, or invest in various business ventures up to $687 million, net of any related letters of credit.
Performance Guarantees and Performance Cure Payments—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. Except as described below, at December 31, 2025, our performance guarantees had $132 million of remaining maximum exposure and expire between 2027 and 2042.
Through acquisitions, we acquired certain management and hotel services agreements with performance guarantees based on annual performance levels and with expiration dates between 2027 and 2045. Contract terms within certain management and hotel services agreements limit our exposure, and therefore, we are unable to reasonably estimate our maximum potential future payments.
At December 31, 2025 and December 31, 2024, we had $114 million and $113 million, respectively, of total performance guarantee liabilities, which included $95 million and $104 million, respectively, recorded in other long-term liabilities and $19 million and $9 million, respectively, recorded in accrued expenses and other current liabilities on our consolidated balance sheets.
Additionally, we enter into certain management and hotel services agreements where we have the right, but not an obligation, to make payments to certain third-party owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the contract. At December 31, 2025 and December 31, 2024, we had $4 million and no amount, respectively, recorded in accrued expenses and other current liabilities on our consolidated balance sheets related to these performance cure payments.
Debt Repayment Guarantees—We enter into various debt repayment guarantees, as summarized below, in order to assist third-party owners, franchisees, and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Geographical region	Maximum potential future payments (1)	Maximum exposure net of recoverability from third parties (1), (2)	Other long-term liabilities recorded at December 31, 2025	Other long-term liabilities recorded at December 31, 2024	Year of guarantee expiration (3)
United States (4)	$92	$20	$23	$51	various, through 2030
All foreign	31	18	5	7	various, through 2028
Total	$123	$38	$28	$58
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
At December 31, 2025, we are not aware, nor have we received any notification, that our third-party owners, franchisees, or unconsolidated hospitality ventures are not current on their debt service obligations where we have provided a debt repayment guarantee.

Other Guarantees—We may be obligated to fund up to $149 million and $45 million related to certain guarantees as a result of the UVC Transaction and the Tortuga sale, respectively (see Note 4 and Note 7). At December 31, 2025 and December 31, 2024, we had $63 million and $67 million, respectively, of guarantee liabilities recorded in other long-term liabilities on our consolidated balance sheets associated with these guarantees.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be approximately $180 million and $213 million at December 31, 2025 and December 31, 2024, respectively. Based on the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Contingent Consideration Fair Value—As part of acquisitions, we have entered into various contingent consideration arrangements. At December 31, 2025, we had $355 million of potential future consideration remaining under these arrangements. However, we are unable to reasonably estimate our maximum potential future consideration remaining related to the Bahia Principe Transaction (see Note 7).
At December 31, 2025 and December 31, 2024, we had $177 million and $214 million, respectively, recorded in other long-term liabilities, and $3 million recorded at both reporting dates in accrued expenses and other current liabilities on our consolidated balance sheets related to contingent consideration. Our contingent consideration liabilities are remeasured at fair value on a recurring basis and are classified as Level Three in the fair value hierarchy. Changes in fair value were recognized in other income (loss), net on our consolidated statements of income (loss).
The following table summarizes the activity in our contingent consideration liabilities:

	2025	2024
Fair value at January 1	$217	$115
Fair value as of acquisition dates (Note 7)	—	141
Changes in fair value (Note 21) (1)	(37)	(39)
Payments	(4)	—
Foreign currency exchange, net (Note 21)	4	—
Fair value at December 31	$180	$217

(1) During the year ended December 31, 2024, we amended certain terms of the Dream Hotel Group contingent consideration arrangement, including an extension through 2031.
Insurance—We obtain insurance for potential losses from general liability, property, automobile, aviation, environmental, workers' compensation, employment practices, crime, cyber, and other miscellaneous risks. A portion of these risks is retained through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance company to be paid within 12 months were $55 million and $46 million at December 31, 2025 and December 31, 2024, respectively, and were recorded in accrued expenses and other current liabilities on our consolidated balance sheets. Reserves for losses in our captive insurance company to be paid in future periods were $91 million and $83 million at December 31, 2025 and December 31, 2024, respectively, and were recorded in other long-term liabilities on our consolidated balance sheets (see Note 13).
Collective Bargaining Agreements—At December 31, 2025, approximately 22% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between various unions and us. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety and Other Bonds—Surety and other bonds issued on our behalf were $120 million at December 31, 2025 and primarily relate to our insurance programs, customer deposits associated with ALG Vacations, taxes, licenses, liens, and utilities for certain managed and franchised hotels.
Letters of Credit—Letters of credit outstanding on our behalf at December 31, 2025 were $121 million, which primarily relate to our ongoing operations, collateral for customer deposits associated with ALG Vacations, collateral for estimated insurance claims, and securitization of our performance under a certain debt repayment guarantee, which is only called on if the borrower defaults on its obligations. Of the letters of credit outstanding, $3 million reduces the available capacity under our revolving credit facility (see Note 11).

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
In conjunction with financing obtained for our unconsolidated hospitality ventures and certain managed or franchised properties, we may provide standard indemnifications to the lender for loss, liability, or damage occurring as a result of our actions, actions of the other unconsolidated hospitality venture partners, or actions by the respective third-party owners or franchisees.
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
During the year ended December 31, 2024, the Missouri Court of Appeals issued an opinion affirming a previous verdict awarding damages to a guest at one of our managed hotels, and on May 8, 2025, we reached a settlement with the plaintiff. At December 31, 2024, we recorded an estimated liability in accrued expenses and other current liabilities with an offsetting receivable from insurance recorded in receivables, net on our consolidated balance sheet. At December 31, 2025, we had no remaining amounts recorded on our consolidated balance sheet and no remaining exposure related to this matter.
16.    STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
Common Stock—At December 31, 2025, Pritzker family business interests beneficially owned, in the aggregate, approximately 95.7% of our Class B common stock and approximately 1.9% of our Class A common stock, representing approximately 54.6% of the outstanding shares of our common stock and approximately 88.9% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests are able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors and other significant corporate transactions. While the voting agreements are in effect, they may provide our board of directors with effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. Pursuant to the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, the Pritzker family business interests have agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock. In addition, other stockholders beneficially own, in the aggregate, approximately 4.3% of our outstanding Class B common stock representing approximately 2.4% of the outstanding shares of our common stock and approximately 4.0% of the total voting power of our outstanding common stock. Pursuant to the 2007 Stockholders' Agreement, these entities have also agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock.
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

	Year Ended December 31,
	2025	2024	2023
Total number of shares repurchased (1)	2,048,945	7,992,256	4,123,828
Weighted-average price per share	$143.18	$148.90	$109.86
Aggregate purchase price (2)	$293	$1,190	$453
Shares repurchased as a percentage of total common stock outstanding (3)	2%	8%	4%
(1) The year ended December 31, 2023 includes repurchases of 106,116 shares totaling $9 million that were initiated prior to December 31, 2022, but settled in the first quarter of 2023.
(2) Excludes related insignificant expenses.
(3) Calculated based on the total common stock outstanding as of December 31 of the prior year.
The shares of Class A common stock repurchased in the open market were retired and returned to the status of authorized and unissued shares, while the shares of Class B common stock repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares returned (see Note 18). At December 31, 2025, we had approximately $678 million remaining under the total share repurchase authorization.
Dividends—The following tables summarize dividends declared to Class A and Class B stockholders of record:

	Year Ended December 31,
	2025	2024	2023
Class A common stock	$26	$27	$21
Class B common stock	32	34	27
Total cash dividends declared	$58	$61	$48

Date declared	Dividend per share amount for Class A and Class B	Date of record	Date paid
November 6, 2025	$0.15	November 24, 2025	December 8, 2025
August 7, 2025	$0.15	August 27, 2025	September 10, 2025
May 1, 2025	$0.15	May 29, 2025	June 11, 2025
February 13, 2025	$0.15	February 28, 2025	March 12, 2025
October 31, 2024	$0.15	November 22, 2024	December 6, 2024
August 6, 2024	$0.15	August 27, 2024	September 10, 2024
May 9, 2024	$0.15	May 29, 2024	June 11, 2024
February 14, 2024	$0.15	February 28, 2024	March 12, 2024
November 2, 2023	$0.15	November 22, 2023	December 6, 2023
August 3, 2023	$0.15	August 25, 2023	September 8, 2023
May 11, 2023	$0.15	May 30, 2023	June 12, 2023

Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss, net of tax impacts, were as follows:

	Balance at January 1, 2025	Other comprehensive income before reclassification	Amounts reclassified from accumulated other comprehensive loss	Balance at December 31, 2025
Foreign currency translation adjustments (1)	$(251)	$122	$(7)	$(136)
AFS debt securities unrealized fair value adjustments (2)	2	2	(2)	2
Pension liabilities adjustments (3)	—	—	1	1
Derivative instrument adjustments (4)	(20)	1	3	(16)
Accumulated other comprehensive loss	$(269)	$125	$(5)	$(149)
(1) Amounts reclassified from accumulated other comprehensive loss included realized gains recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) related to the sale of the shares of the entities that own the Alua Portfolio (see Note 7).
(2) Amounts reclassified from accumulated other comprehensive loss included realized gains recognized in other income (loss), net on our consolidated statements of income (loss) related to marketable securities held for our captive insurance company and loyalty program (see Note 21).
(3) Amounts reclassified from accumulated other comprehensive loss included realized losses recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) related to the sale of the Playa Hotels Portfolio (see Note 7).
(4) Amounts reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense on our consolidated statements of income (loss) related to the settlement of interest rate locks and realized gains recognized in owned and leased expenses on our consolidated statements of income (loss) related to foreign currency forward contracts. We expect to reclassify $5 million of losses, net of insignificant tax impacts, related to the interest rate locks over the next 12 months.

	Balance at January 1, 2024	Other comprehensive income (loss) before reclassification	Amounts reclassified from accumulated other comprehensive loss	Balance at December 31, 2024
Foreign currency translation adjustments (5)	$(156)	$(94)	$(1)	$(251)
AFS debt securities unrealized fair value adjustments	4	(2)	—	2
Pension liabilities adjustments (6)	—	2	(2)	—
Derivative instrument adjustments (7)	(23)	(2)	5	(20)
Accumulated other comprehensive loss	$(175)	$(96)	$2	$(269)
(5) Amounts reclassified from accumulated other comprehensive loss included realized losses and realized gains related to the dilution of our ownership interest in an unconsolidated hospitality venture and the sale of our ownership interest in an unconsolidated hospitality venture, respectively, recognized in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income (loss) and realized gains recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) related to the sale of Park Hyatt Zurich (see Note 7).
(6) Amounts reclassified from accumulated other comprehensive loss primarily included realized gains recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) related to the UVC Transaction (see Note 4) and the sale of Park Hyatt Zurich (see Note 7).
(7) Amounts reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense on our consolidated statements of income (loss) related to the settlement of interest rate locks.

17.    STOCK-BASED COMPENSATION
Compensation expense and unearned compensation presented below exclude amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as these expenses have been, and will continue to be, reimbursed by our third-party owners and are recognized in revenues for reimbursed costs and reimbursed costs on our consolidated statements of income (loss). Stock-based compensation expense recognized in general and administrative expenses, owned and leased expenses, distribution expenses, and transaction and integration costs on our consolidated statements of income (loss) related to our awards was as follows:

	Year Ended December 31,
	2025	2024	2023
SARs	$14	$15	$13
RSUs	43	34	40
PSUs	17	15	22
Total	$74	$64	$75
The income tax benefit recognized at the time of vest related to our awards was as follows:

	Year Ended December 31,
	2025	2024	2023
SARs	$1	$1	$1
RSUs	8	7	5
PSUs	1	1	2
Total	$10	$9	$8
SARs—A summary of SAR activity is presented below:

	SARs	Weighted-average exercise price	Weighted-average remaining contractual term
Outstanding at December 31, 2024	3,242,042	$76.59	5.68
Granted	311,519	122.34
Exercised	(63,780)	67.67
Forfeited or expired	(5,630)	133.17
Outstanding at December 31, 2025	3,484,151	$80.75	5.11
Exercisable at December 31, 2025	2,783,871	$69.59	4.32
The weighted-average grant date fair value for the awards granted in 2025, 2024, and 2023 was $53.17, $68.77, and $48.54, respectively.
The fair value of each SAR was estimated on the grant date using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	2025	2024	2023
Exercise price	$122.34	$156.97	$111.71
Expected life in years	6.24	6.24	6.24
Risk-free interest rate	4.14%	4.31%	3.70%
Expected volatility	39.25%	38.60%	37.37%
Annual dividend yield	0.49%	0.38%	—%
Due to a lack of historical exercise activity, the expected life was estimated based on the midpoint between the vesting period and the contractual life of each SAR. The risk-free interest rate was based on U.S. Treasury instruments with similar expected life. We calculate volatility using our trading history over a time period consistent with our expected term assumption. The dividend yield assumption is based on the expected annualized dividend payment at the grant date.

During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the intrinsic value of exercised SARs was $5 million, $85 million, and $47 million, respectively. The total intrinsic value of SARs outstanding at December 31, 2025 was $277 million, and the total intrinsic value for exercisable SARs at December 31, 2025 was $253 million.
RSUs—A summary of the status of the nonvested RSU awards outstanding under the LTIP, including certain RSUs with a performance component, is presented below:

	RSUs	Weighted-average grant date fair value
Nonvested at December 31, 2024	873,679	$120.17
Granted	581,607	126.30
Vested	(421,661)	111.38
Forfeited or canceled	(78,458)	125.77
Nonvested at December 31, 2025	955,167	$127.32
The weighted-average grant date fair value for the awards granted in 2025, 2024, and 2023 was $126.30, $156.75, and $111.26, respectively. The liability and related expense for granted cash-settled RSUs were insignificant at and for the year ended December 31, 2025. The fair value of RSUs vested during the years ended December 31, 2025, December 31, 2024, and December 31, 2023 was $47 million, $49 million, and $55 million, respectively.
At December 31, 2025, the total intrinsic value of nonvested RSUs was $153 million.
PSUs—A summary of the status of the nonvested PSU awards outstanding under the LTIP is presented below:

	PSUs	Weighted-average grant date fair value
Nonvested at December 31, 2024	507,158	$102.84
Granted	267,389	144.84
Vested	(207,536)	101.68
Forfeited or canceled	(126,255)	74.02
Nonvested at December 31, 2025	440,756	$134.98
The weighted-average grant date fair value for the awards granted in 2025, 2024, and 2023 was $144.84, $159.69, and $120.64, respectively. During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, $21 million, $27 million, and no amount, respectively, of PSUs vested.
At December 31, 2025, the total intrinsic value of nonvested PSUs was $71 million, if target performance is achieved.
Unearned Compensation—Our total unearned compensation for our stock-based compensation programs at December 31, 2025 was $3 million for SARs, $39 million for RSUs, and $16 million for PSUs, which will be recognized in general and administrative expenses, owned and leased expenses, distribution expenses, and transaction and integration costs on our consolidated statements of income (loss) over a weighted-average period of three years with respect to SARs, two years with respect to RSUs, and one year with respect to PSUs. In conjunction with the continued integration of Playa Hotels, certain RSUs included in unearned compensation above may be reimbursed by our third-party owners, and therefore, compensation expense for these employees will be recognized in revenues for reimbursed costs and reimbursed costs on our consolidated statements of income (loss).

Playa Hotels Acquisition Continuing Awards—During the year ended December 31, 2025, in conjunction with the Playa Hotels Acquisition (see Note 7), we assumed the Continuing Awards that were previously granted to continuing employees under the Playa Hotels Plan and converted each award into RSUs (the "Assumed Awards"). The number of shares issued for the Assumed Awards was based on the number of ordinary shares subject to such Continuing Award immediately prior to the closing of the Playa Hotels Acquisition multiplied by the applicable exchange ratio. Vesting for awards eligible to vest based on performance goals was determined based on relevant provisions in underlying award agreements, with such vesting occurring either (i) as though the greater of target performance or actual performance had been achieved or (ii) as though target performance had been achieved, except that, all such awards granted during 2024 vested at the applicable maximum performance level. The Assumed Awards continue to be governed by the terms of the Playa Hotels Plan and are subject to the same vesting and other terms and conditions as were applicable to the corresponding Continuing Awards, except that if the holder of an Assumed Award is terminated without "cause" or terminates employment for "good reason" within 12 to 24 months, as applicable for specified holders, following the closing of the Playa Hotels Acquisition, such holder's Assumed Awards will vest in full, subject to execution of a release.
18.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout 2025, 2024, and 2023 is the brother-in-law of our Executive Chairman. During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, we incurred $27 million, $23 million, and $15 million, respectively, of legal fees with this firm. At December 31, 2025 and December 31, 2024, we had $1 million and $2 million, respectively, due to the law firm.
Equity Method Investments—We have equity method investments in entities that own, operate, manage, or franchise properties or other hospitality-related businesses for which we receive management, franchise, license, or royalty fees. During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, we recognized $93 million, $83 million, and $23 million, respectively, of gross fee revenues. In addition, in some cases we provide loans or guarantees to these entities (see Note 4, Note 6, and Note 15). During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, we recognized an insignificant amount, $2 million, and $6 million, respectively, of income related to these guarantees. At December 31, 2025 and December 31, 2024, we had $168 million and $112 million, respectively, due from these entities, net of allowances, inclusive of $44 million and $67 million, respectively, recorded in receivables, net and $124 million and $45 million, respectively, recorded in financing receivables, net on our consolidated balance sheets. During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, we recognized $8 million, $5 million, and $3 million, respectively, of interest income related to these receivables. Our ownership interest in these unconsolidated hospitality ventures varies from 20% to 50%.
In addition to the above fees, we provide system-wide services on behalf of owners of managed and franchised properties and administer the loyalty program for the benefit of Hyatt's portfolio of properties. These expenses have been, and will continue to be, reimbursed by our third-party owners and franchisees and are recognized in revenues for reimbursed costs and reimbursed costs on our consolidated statements of income (loss).
Class B Share Conversion—During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, 388,106 shares, 1,596,064 shares, and 160,626 shares, respectively, of Class B common stock were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.
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
•Owned and leased—This segment derives its earnings from owned and leased hotel properties located predominantly in the Americas, but also in certain other international locations, and for purposes of segment Adjusted EBITDA, includes our pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA, primarily based on our ownership percentage of each venture. Adjusted EBITDA includes intercompany management and franchise fee expenses paid to our management and franchising segment, which are eliminated in consolidation. Intersegment revenues relate to free night award redemptions earned by our owned and leased hotels related to our co-branded credit card programs and are eliminated in consolidation.
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

The following tables present revenues disaggregated by the nature of the product or service and by segment and a reconciliation of segment revenues to segment Adjusted EBITDA:

	Year Ended December 31, 2025
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$473	$—	$—	$473	$(27)	$446
Incentive management fees	280	—	—	280	(8)	272
Franchise and other fees	497	—	—	497	(17)	480
Gross fees	1,250	—	—	1,250	(52)	1,198
Rooms and packages	—	1,038	—	1,038	(22)	1,016
Food and beverage	—	215	—	215	—	215
Other	—	144	—	144	—	144
Owned and leased	—	1,397	—	1,397	(22)	1,375
Distribution	—	—	946	946	—	946
Other revenues	38	—	—	38	1	39
Segment revenues	1,288	1,397	946	3,631	(73)	3,558
Contra revenue	(86)	—	—	(86)	—	(86)
Revenues for reimbursed costs	3,629	—	—	3,629	—	3,629
Total revenues	$4,831	$1,397	$946	$7,174	$(73)	$7,101

Intersegment revenues	$51	$22	$—	$73

	Year Ended December 31, 2025
	Management and franchising	Owned and leased	Distribution
Segment revenues	$1,288	$1,397	$946
Significant segment expenses:
Adjusted general and administrative expenses	(275)	(10)	—
Owned and leased expenses (1)	—	(1,189)	—
Distribution expenses (2)	—	—	(829)
Other segment items:
Other (3)	(73)	5	3
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	—	56	—
Segment Adjusted EBITDA	$940	$259	$120

(1) Includes intercompany management and franchise fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
(2) Includes intercompany commission fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
(3) Management and franchising primarily includes direct costs associated with our co-branded credit card programs recognized in other direct costs prior to the integration into the loyalty program in the fourth quarter of 2025. Owned and leased includes the change in market performance of the underlying invested assets recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts and stock-based compensation expense recognized in owned and leased expenses. Distribution includes stock-based compensation expense recognized in distribution expenses.

	Year Ended December 31, 2024
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$432	$—	$—	$432	$(33)	$399
Incentive management fees	252	—	—	252	(10)	242
Franchise and other fees	465	—	—	465	(7)	458
Gross fees	1,149	—	—	1,149	(50)	1,099
Rooms and packages	—	777	—	777	(23)	754
Food and beverage	—	279	—	279	—	279
Other	—	141	—	141	—	141
Owned and leased	—	1,197	—	1,197	(23)	1,174
Distribution	—	—	1,023	1,023	—	1,023
Other revenues	42	—	26	68	1	69
Segment revenues	1,191	1,197	1,049	3,437	(72)	3,365
Contra revenue	(69)	—	—	(69)	—	(69)
Revenues for reimbursed costs	3,352	—	—	3,352	—	3,352
Total revenues	$4,474	$1,197	$1,049	$6,720	$(72)	$6,648

Intersegment revenues	$49	$23	$—	$72

	Year Ended December 31, 2024
	Management and franchising	Owned and leased	Distribution
Segment revenues	$1,191	$1,197	$1,049
Significant segment expenses:
Adjusted general and administrative expenses	(268)	(10)	(6)
Owned and leased expenses (1)	—	(991)	—
Distribution expenses (2)	—	—	(882)
Other segment items:
Other (3)	(69)	3	(21)
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	—	62	—
Segment Adjusted EBITDA	$854	$261	$140

(1) Includes intercompany management fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
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

	Year Ended December 31, 2023
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$414	$—	$—	$414	$(40)	$374
Incentive management fees	248	—	—	248	(16)	232
Franchise and other fees	371	—	—	371	(7)	364
Gross fees	1,033	—	—	1,033	(63)	970
Rooms and packages	—	874	—	874	(29)	845
Food and beverage	—	333	—	333	—	333
Other	—	161	—	161	—	161
Owned and leased	—	1,368	—	1,368	(29)	1,339
Distribution	—	—	1,047	1,047	—	1,047
Other revenues	110	—	189	299	1	300
Segment revenues	1,143	1,368	1,236	3,747	(91)	3,656
Contra revenue	(47)	—	—	(47)	—	(47)
Revenues for reimbursed costs	3,058	—	—	3,058	—	3,058
Total revenues	$4,154	$1,368	$1,236	$6,758	$(91)	$6,667

Intersegment revenues	$62	$29	$—	$91

	Year Ended December 31, 2023
	Management and franchising	Owned and leased	Distribution
Segment revenues	$1,143	$1,368	$1,236
Significant segment expenses:
Adjusted general and administrative expenses	(218)	(11)	(51)
Owned and leased expenses (1)	—	(1,107)	—
Distribution expenses (2)	—	—	(866)
Other segment items:
Other (3)	(143)	6	(190)
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	—	64	—
Segment Adjusted EBITDA	$782	$320	$129

(1) Includes intercompany management fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
(2) Includes intercompany commission fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
(3) Management and franchising primarily includes direct costs associated with our co-branded credit card programs and the Destination Residential Management business prior to its sale recognized in other direct costs. Owned and leased includes the change in market performance of the underlying invested assets recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts. Distribution includes expenses related to the paid membership program prior to the UVC Transaction recognized in other direct costs and stock-based compensation expense recognized in distribution expenses.

The following table provides a reconciliation of segment Adjusted EBITDA to income before income taxes:

	Year Ended December 31,
	2025	2024	2023
Management and franchising	$940	$854	$782
Owned and leased	259	261	320
Distribution	120	140	129
Segment Adjusted EBITDA	1,319	1,255	1,231
Unallocated overhead expenses	(160)	(160)	(177)
Eliminations	—	1	1
Contra revenue	(86)	(69)	(47)
Revenues for reimbursed costs	3,629	3,352	3,058
Reimbursed costs	(3,682)	(3,457)	(3,144)
Stock-based compensation expense (1)	(68)	(62)	(75)
Transaction and integration costs	(173)	(42)	(42)
Depreciation and amortization	(325)	(333)	(397)
Equity earnings (losses) from unconsolidated hospitality ventures	(46)	31	(1)
Interest expense	(317)	(180)	(145)
Gains (losses) on sales of real estate and other	(15)	1,245	18
Asset impairments	(40)	(213)	(30)
Other income (loss), net	101	257	124
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	(56)	(62)	(64)
Income before income taxes	$81	$1,563	$310
(1) Includes amounts recognized in general and administrative expenses, owned and leased expenses, and distribution expenses; excludes amounts recognized in transaction and integration costs (see Note 17).

The following tables present revenues and long-lived assets, including property and equipment, net and operating lease ROU assets, by geographical region:

	Year Ended December 31,
	2025	2024	2023
Revenues:
United States	$4,955	$5,036	$5,074
All foreign	2,146	1,612	1,593
Total	$7,101	$6,648	$6,667

	December 31, 2025	December 31, 2024
Long-lived assets:
United States	$1,271	$1,316
All foreign	634	701
Total	$1,905	$2,017

20.    EARNINGS (LOSSES) PER SHARE
The calculation of basic and diluted earnings (losses) per Class A and Class B share, including a reconciliation of the numerator and denominator, is as follows:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$(49)	$1,296	$220
Net income attributable to noncontrolling interests	$3	$—	$—
Net income (loss) attributable to Hyatt Hotels Corporation	$(52)	$1,296	$220
Denominator:
Basic weighted-average shares outstanding	95,504,061	99,791,270	104,861,037
Stock-based compensation	—	2,632,830	2,865,924
Diluted weighted-average shares outstanding	95,504,061	102,424,100	107,726,961
Basic Earnings (Losses) Per Class A and Class B Share:
Net income (loss)	$(0.52)	$12.99	$2.10
Net income attributable to noncontrolling interests	$0.03	$—	$—
Net income (loss) attributable to Hyatt Hotels Corporation	$(0.55)	$12.99	$2.10
Diluted Earnings (Losses) Per Class A and Class B Share:
Net income (loss)	$(0.52)	$12.65	$2.05
Net income attributable to noncontrolling interests	$0.03	$—	$—
Net income (loss) attributable to Hyatt Hotels Corporation	$(0.55)	$12.65	$2.05
The computations of diluted earnings (losses) per Class A and Class B share do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs, RSUs, and PSUs because they are anti-dilutive.

	Year Ended December 31,
	2025	2024	2023
SARs	1,515,900	100	57,200
RSUs	462,400	1,500	2,400
PSUs	168,600	—	—
21.    OTHER INCOME (LOSS), NET

	Year Ended December 31,
	2025	2024	2023
Interest income	$137	$123	$74
Guarantee liability release and guarantee amortization income (Note 15)	70	49	17
Contingent consideration liabilities fair value adjustments (Note 15)	37	39	(9)
Gains (losses), net on marketable securities (Note 4)	19	54	34
Foreign currency exchange, net	(24)	7	(10)
Guarantee expense (Note 15)	(27)	(11)	(19)
Credit loss (provisions) reversals, net (Note 4 and Note 6)	(42)	1	17
Restructuring costs	(57)	(5)	(4)
Other, net	(12)	—	24
Other income (loss), net	$101	$257	$124
During the year ended December 31, 2025, we recognized $57 million of restructuring expenses, inclusive of severance, insurance benefits, outplacement, and other related costs as well as advisory fees incurred as a result of organizational changes.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2025, December 31, 2024, and December 31, 2023
(In millions of dollars)

Description	Balance at beginning of period	Additions charged to revenues, costs, and expenses	Additions charged to other accounts	Deductions		Balance at end of period
Year Ended December 31, 2025:
Deferred tax assets—valuation allowance	$90	$20	$42	$(7)		$145
Year Ended December 31, 2024:
Deferred tax assets—valuation allowance	253	17	(15)	(165)	A	90
Year Ended December 31, 2023:
Deferred tax assets—valuation allowance	262	28	13	(50)		253
A—Relates to a reduction due to the impacts of the UVC Transaction and the release of a valuation allowance on certain foreign deferred tax assets.
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

2.2
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

4.6
Eighth Supplemental Indenture, dated as of April 23, 2020, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 24, 2020)

4.7
Twelfth Supplemental Indenture, dated as of July 6, 2023, between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on July 6, 2023)

Exhibit Number	Exhibit Description

4.8
Thirteenth Supplemental Indenture, dated as of July 6, 2023, between the Company and Computershare Trust Company, N.A., as successor to Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on July 6, 2023)

4.9
Indenture, dated as of August 30, 2023, between Hyatt Hotels Corporation and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 (File No. 333-274272) filed with the Securities and Exchange Commission on August 30, 2023)

4.10
First Supplemental Indenture, dated as of June 17, 2024, between the Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on June 17, 2024)

4.11
Second Supplemental Indenture, dated as of November 20, 2024, between the Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on November 20, 2024)

4.12
Third Supplemental Indenture, dated as of March 26, 2025, between the Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 26, 2025)

4.13
Fourth Supplemental Indenture, dated as of November 26, 2025, between the Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on November 26, 2025)

4.14
Form of 4.375% Senior Note due 2028 (included as part of Exhibit 4.5 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 16, 2018)

4.15
Form of 5.750% Senior Note due 2030 (included as part of Exhibit 4.6 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 24, 2020)

4.16
Form of 5.750% Senior Note due 2027 (included as part of Exhibit 4.8 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on July 6, 2023)

4.17
Form of 5.250% Senior Note due 2029 (included as part of Exhibit 4.10 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on June 17, 2024)

4.18
Form of 5.500% Senior Note due 2034 (included as part of Exhibit 4.10 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on June 17, 2024)

4.19
Form of 5.375% Senior Note due 2031 (included as part of Exhibit 4.11 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on November 20, 2024)

Exhibit Number	Exhibit Description

4.20
Form of 5.050% Senior Note due 2028 (included as part of Exhibit 4.12 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 26, 2025)

4.21
Form of 5.750% Senior Note due 2032 (included as part of Exhibit 4.12 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 26, 2025)

4.22
Form of 5.400% Senior Note due 2035 (included as part of Exhibit 4.13 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on November 26, 2025)

4.23
Registration Rights Agreement, dated as of October 12, 2009, by and among Hyatt Hotels Corporation and Thomas J. Pritzker, Marshall E. Eisenberg and Karl J. Breyer, solely in their capacity as co-trustees (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

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

+10.3
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

+10.6
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

+10.8
Form of Restricted Stock Unit - Stock Settled Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.9
Form of Special 2023-2025 Performance Share Unit Agreement under the Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 9, 2022)

+10.10
Form of 2023-2025 Performance Share Unit Agreement under the Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 18, 2023)

+10.11
Form of 2025 Performance Share Unit Agreement under the Fifth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-34521) filed with the Securities and Exchange Commission on August 7, 2025)

+10.12
Form of 2025-2027 Performance Share Unit Agreement under the Fifth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-34521) filed with the Securities and Exchange Commission on August 7, 2025)

+10.13
Amended and Restated Hyatt Hotels Corporation Deferred Compensation Plan for Directors, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-34521) filed with the Securities and Exchange Commission on October 31, 2018)

+10.14	Hyatt Hotels Corporation Summary of Amended and Restated Non-Employee Director Compensation, effective as of January 1, 2026

+10.15
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Mark S. Hoplamazian (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.16
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Thomas J. Pritzker (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.17
Employment Letter, dated as of October 5, 2018, between Hyatt Corporation and Joan Bottarini (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on October 9, 2018)

+10.18
Employment Letter, dated as of August 28, 2017, between Hyatt Corporation and Mark Vondrasek (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-34521) filed with the Securities and Exchange Commission on May 2, 2019)

+10.19
Employment Letter, dated as of December 15, 2023, between Hyatt Corporation and Jim Chu (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 23, 2024)

Exhibit Number	Exhibit Description

+10.20
Hyatt Hotels Corporation 2018 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 23, 2018)

+10.21
Hyatt International Hotels Retirement Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.22
Second Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.23
Hyatt Hotels Corporation Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 21, 2020)

+10.24
First Amendment to Hyatt Hotels Corporation Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 23, 2024)

+10.25
Hyatt Hotels Corporation Executive Officer Severance and Change in Control Plan and Summary Plan Description (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 22, 2017)

10.26
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

+10.27
Playa Hotels & Resorts N.V. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-8 (File No. 333-287936) filed with the Securities and Exchange Commission on June 11, 2025)

+10.28
First Amendment to Playa Hotels & Resorts N.V. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-8 (File No. 333-287936) filed with the Securities and Exchange Commission on June 11, 2025)

+10.29
Second Amendment to Playa Hotels & Resorts N.V. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-8 (File No. 333-287936) filed with the Securities and Exchange Commission on June 11, 2025)

+10.30
Third Amendment to Playa Hotels & Resorts N.V. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company's registration statement on Form S-8 (File No. 333-287936) filed with the Securities and Exchange Commission on June 11, 2025)

+10.31
Fourth Amendment to Playa Hotels & Resorts N.V. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's registration statement on Form S-8 (File No. 333-287936) filed with the Securities and Exchange Commission on June 11, 2025)

Exhibit Number	Exhibit Description

+10.32
Fifth Amendment to Playa Hotels & Resorts N.V. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company's registration statement on Form S-8 (File No. 333-287936) filed with the Securities and Exchange Commission on June 11, 2025)

10.33
Share Purchase Agreement, dated as of June 29, 2025, by and between HI Holdings Playa B.V., Turquoise Topco Limited and Hyatt Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on June 30, 2025)

10.34
Credit Agreement, dated as of October 30, 2025, by and among Hyatt Hotels Corporation, as a borrower, certain subsidiaries of the borrower from time to time party thereto as borrowers or guarantors, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, BofA Securities, Inc., Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A. and The Bank of Nova Scotia, as joint book runners and co-lead arrangers, JPMorgan Chase Bank, N.A., The Bank of Nova Scotia, Deutsche Bank AG New York Branch, Goldman Sachs Lending Partners LLC, PNC Bank, National Association, Truist Bank and U.S. Bank National Association, as co-documentation agents, and Credit Agricole Corporate and Investment Bank, Fifth Third Bank, National Association and Sumitomo Mitsui Banking Corporation, New York Branch, as co-senior managing agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on October 30, 2025)

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

99.2	Amended and Restated Foreign Global Hyatt Agreement, dated as of October 1, 2009, by and among each signatory thereto

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit Number	Exhibit Description

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+    Management contract or compensatory plan or arrangement.