Form 10-Q
period 2026-03-31
Hyatt Hotels Corp
filed 2026-04-30
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At April 24, 2026, there were 41,030,133 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 53,131,473 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
REVENUES:
Base management fees	$127	$114
Incentive management fees	86	76
Franchise and other fees	120	117
Gross fees	333	307
Contra revenue	(23)	(20)
Net fees	310	287
Owned and leased	219	219
Distribution	274	315
Other revenues	—	11
Revenues for reimbursed costs	945	886
Total revenues	1,748	1,718
DIRECT AND GENERAL AND ADMINISTRATIVE EXPENSES:
General and administrative	130	126
Owned and leased	200	194
Distribution	245	266
Other direct costs	—	24
Transaction and integration costs	16	23
Depreciation and amortization	76	80
Reimbursed costs	963	902
Total direct and general and administrative expenses	1,630	1,615
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	(12)	(12)
Equity earnings (losses) from unconsolidated hospitality ventures	(13)	(12)
Interest expense	(65)	(66)
Asset impairments	(21)	(4)
Other income (loss), net	50	43
Income before income taxes	57	52
Provision for income taxes	(16)	(28)
Net income	$41	$24
Net income attributable to noncontrolling interests	$3	$4
Net income attributable to Hyatt Hotels Corporation	$38	$20

EARNINGS PER CLASS A AND CLASS B SHARE:
Net income attributable to Hyatt Hotels Corporation—Basic	$0.41	$0.20
Net income attributable to Hyatt Hotels Corporation—Diluted	$0.40	$0.19

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income	$41	$24
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $1 and $(1) for the three months ended March 31, 2026 and March 31, 2025, respectively	(8)	61
Available-for-sale debt securities unrealized fair value adjustments, net of tax of $2 and $1 for the three months ended March 31, 2026 and March 31, 2025, respectively	(4)	(4)
Derivative instrument adjustments, net of tax of $— for both the three months ended March 31, 2026 and March 31, 2025	1	1
Other comprehensive income (loss)	(11)	58
Comprehensive income	$30	$82
Comprehensive income (loss) attributable to noncontrolling interests	$(2)	$17
Comprehensive income attributable to Hyatt Hotels Corporation	$32	$65

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$593	$787
Short-term investments	78	26
Receivables, net of allowances of $82 and $79 at March 31, 2026 and December 31, 2025, respectively	1,117	1,123
Prepaids and other assets	295	241
Total current assets	2,083	2,177
Equity method investments	192	186
Property and equipment, net	1,565	1,577
Financing receivables, net of allowances of $58 and $50 at March 31, 2026 and December 31, 2025, respectively	443	442
Operating lease right-of-use assets	315	328
Goodwill	3,450	3,454
Intangibles, net	2,164	2,229
Deferred tax assets	550	518
Other assets	3,141	3,125
TOTAL ASSETS	$13,903	$14,036
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$605	$6
Accounts payable	612	451
Accrued expenses and other current liabilities	529	627
Current contract liabilities	1,526	1,584
Accrued compensation and benefits	176	226
Total current liabilities	3,448	2,894
Long-term debt	3,675	4,272
Long-term contract liabilities	1,072	1,012
Long-term operating lease liabilities	234	243
Other long-term liabilities	1,923	1,956
Total liabilities	10,352	10,377
Commitments and contingencies (Note 12)
EQUITY:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized and none issued and outstanding at both March 31, 2026 and December 31, 2025	—	—
Class A common stock, $0.01 par value per share; 1,000,000,000 shares authorized and 41,009,576 shares issued and outstanding at March 31, 2026; 1,000,000,000 shares authorized and 41,460,839 shares issued and outstanding at December 31, 2025	1	1
Class B common stock, $0.01 par value per share; 385,125,885 shares authorized and 53,131,473 shares issued and outstanding at March 31, 2026; 385,137,885 shares authorized and 53,143,473 shares issued and outstanding at December 31, 2025	—	—
Additional paid-in capital	—	—
Retained earnings	3,382	3,482
Accumulated other comprehensive loss	(155)	(149)
Total stockholders' equity	3,228	3,334
Noncontrolling interests	323	325
Total equity	3,551	3,659
TOTAL LIABILITIES AND EQUITY	$13,903	$14,036

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41	$24
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76	80
Amortization of share awards	28	31
Amortization of operating lease right-of-use assets	9	8
Deferred income taxes	(27)	(24)
Asset impairments	21	4
Equity (earnings) losses from unconsolidated hospitality ventures	13	12
Contra revenue	23	20
(Gains) losses, net on marketable securities	—	(10)
Contingent consideration liabilities fair value adjustments	(31)	(5)
Payments for key money assets	(49)	(18)
Deferred revenue related to the loyalty program	105	90
Working capital changes and other	(109)	(59)
Net cash provided by operating activities	100	153
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(153)	(172)
Proceeds from marketable securities and short-term investments	75	481
Contributions to equity method and other investments	(18)	(46)
Return of equity method and other investments	—	8
Capital expenditures	(23)	(30)
Proceeds from sales of real estate and other, net (1)	(9)	(9)
Issuance of financing receivables	(21)	—
Proceeds from financing receivables	26	1
Other investing activities	1	6
Net cash provided by (used in) investing activities	(122)	239
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of issuance costs of $— and $9 for the three months ended March 31, 2026 and March 31, 2025, respectively	—	990
Repayments of debt	(1)	(451)
Repurchases of common stock	(135)	(149)
Dividends paid	(14)	(14)
Payment of withholding taxes for stock-based compensation	(23)	(23)
Other financing activities	(1)	(13)
Net cash provided by (used in) financing activities	(174)	340
Effect of exchange rate changes on cash	2	(8)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(194)	724
Cash, cash equivalents, and restricted cash—Beginning of period	788	1,015
Cash, cash equivalents, and restricted cash—End of period	$594	$1,739
(1) Includes cash paid for transaction costs and proration adjustments, as applicable.

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

Supplemental disclosure of cash flow information:

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$593	$1,735
Restricted cash included in prepaids and other assets	1	1
Restricted cash included in other assets	—	3
Total cash, cash equivalents, and restricted cash	$594	$1,739

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash paid during the period for interest	$54	$47
Cash paid during the period for income taxes, net	$81	$134
Cash paid for amounts included in the measurement of operating lease liabilities	$11	$11

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	Stockholders' equity attributable to Hyatt Hotels Corporation
	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Class	Class	Class	Class
	A	B	A	B
BALANCE—January 1, 2025	42,613,090	53,531,579	$1	$—	$—	$3,815	$(269)	$279	$3,826
Net income	—	—	—	—	—	20	—	4	24
Other comprehensive income	—	—	—	—	—	—	45	13	58
Measurement period adjustment for noncontrolling interest (1)	—	—	—	—	—	—	—	5	5
Repurchases of common stock (2)	(1,078,511)	—	—	—	(13)	(137)	—	—	(150)
Employee stock plan issuance	12,982	—	—	—	2	—	—	—	2
Share-based payment activity	351,159	—	—	—	11	—	—	—	11
Cash dividends declared of $0.15 per share (Note 13)	—	—	—	—	—	(14)	—	—	(14)
Class share conversions	19,001	(19,001)	—	—	—	—	—	—	—
BALANCE—March 31, 2025	41,917,721	53,512,578	$1	$—	$—	$3,684	$(224)	$301	$3,762

BALANCE—January 1, 2026	41,460,839	53,143,473	$1	$—	$—	$3,482	$(149)	$325	$3,659
Net income	—	—	—	—	—	38	—	3	41
Other comprehensive loss	—	—	—	—	—	—	(6)	(5)	(11)
Repurchases of common stock (2)	(840,249)	—	—	—	(12)	(124)	—	—	(136)
Employee stock plan issuance	13,224	—	—	—	2	—	—	—	2
Share-based payment activity	363,762	—	—	—	10	—	—	—	10
Cash dividends declared of $0.15 per share (Note 13)	—	—	—	—	—	(14)	—	—	(14)
Class share conversions	12,000	(12,000)	—	—	—	—	—	—	—
BALANCE—March 31, 2026	41,009,576	53,131,473	$1	$—	$—	$3,382	$(155)	$323	$3,551

(1) Relates to an acquisition that was completed during the year ended December 31, 2024.
(2) Includes a $1 million liability recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets at both March 31, 2026 and March 31, 2025 related to the 1% U.S. federal excise tax.

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions of dollars, unless otherwise indicated)
(Unaudited)
1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries have offerings that consist of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential and vacation units. We also offer distribution and destination management services through ALG Vacations and distribution services through Mr & Mrs Smith, a boutique and luxury global travel platform. At March 31, 2026, our hotel portfolio included 1,548 hotels and all-inclusive resorts (375,260 rooms), and our portfolio of properties operated in 83 countries around the world. Additionally, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other trade names or marks owned by such hotels or licensed by third parties.
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
•"loyalty program" refers to the World of Hyatt loyalty program that is operated for the benefit of participating properties and is designed to drive guest engagement and repeat business by rewarding members with points and other benefits;
•"properties" or "portfolio of properties" refer to our hotel portfolio and residential and vacation units that we operate, manage, franchise, own, lease, develop, license, or to which we provide services or license our trademarks, including under the Park Hyatt, Alila, Miraval, Impression by Secrets, The Unbound Collection by Hyatt, Andaz, Thompson Hotels, The Standard, Dream Hotels, The StandardX, Breathless Resorts & Spas, JdV by Hyatt, Bunkhouse Hotels, Me and All Hotels, Zoëtry Wellness & Spa Resorts, Hyatt Ziva, Hyatt Zilara, Secrets Resorts & Spas, Dreams Resorts & Spas, Hyatt Vivid Hotels & Resorts, Bahia Principe Hotels & Resorts, Alua Hotels & Resorts, Sunscape Resorts & Spas, Grand Hyatt, Hyatt Regency, Destination by Hyatt, Hyatt Centric, Hyatt Vacation Club, Hyatt, Caption by Hyatt, Unscripted by Hyatt, Hyatt Place, Hyatt House, Hyatt Studios, Hyatt Select, and UrCove brands;
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
The unaudited condensed consolidated financial statements and accompanying footnotes (the "Notes") include Hyatt Hotels Corporation and its majority owned and controlled subsidiaries as well as entities consolidated under the variable interest entity ("VIE") model and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. As a result, this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying footnotes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Form 10-K").
Management believes the accompanying condensed consolidated financial statements reflect all adjustments, which are all of a normal recurring nature, considered necessary for a fair presentation of the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

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
Codification Improvements—In December 2025, the FASB issued Accounting Standards Update No. 2025-12 ("ASU 2025-12"), Codification Improvements. The amendments in ASU 2025-12 represent changes to certain FASB Accounting Standards Codification topics that clarify, correct errors, or make minor improvements. The provisions of ASU 2025-12 are effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years, with early adoption permitted, and may be applied prospectively or retrospectively. Early adoption and transition method may be elected on an issue-by-issue basis. We do not expect the adoption of ASU 2025-12 to have a material impact on our condensed consolidated financial statements and accompanying Notes.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
See Note 16 for our revenues disaggregated by the nature of the product or service.
Contract Balances
Contract assets related to incentive management fees recorded in receivables, net on our condensed consolidated balance sheets were $2 million and insignificant at March 31, 2026 and December 31, 2025, respectively. As our profitability hurdles are generally calculated on a full-year basis, we expect these contract assets to be insignificant at year end.
At both March 31, 2026 and December 31, 2025, we had a $14 million contingent consideration receivable recorded as a contract asset in other assets on our condensed consolidated balance sheets related to an asset disposition that occurred in the fourth quarter of 2025. We estimate contingent consideration on a recurring basis using the expected value method. During the three months ended March 31, 2026, there were no changes in estimate recognized.
Contract liabilities were comprised of the following:

	March 31, 2026	December 31, 2025
Deferred revenue related to the loyalty program	$1,709	$1,604
Deferred revenue related to distribution and destination management services	543	643
Deferred revenue related to insurance programs	80	102
Advanced deposits	78	59
Initial application fees from franchisees	50	50
Other deferred revenue	138	138
Total	$2,598	$2,596
Revenue recognized during the three months ended March 31, 2026 and March 31, 2025 included in the contract liabilities balance at the beginning of each year was $637 million and $661 million, respectively. This revenue primarily related to distribution and destination management services and the loyalty program.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $130 million at March 31, 2026. This was primarily related to design services fees from third-party owners and initial application fees from franchisees. Design services fees are recognized as revenues over multiple years, typically over a period of less than five years, using the percentage-of-completion method based on the achievement of design and/or renovation or construction milestones, timing of which is inherently uncertain. Initial application fees are recognized as revenues using the straight-line method over the initial term of the franchise agreement, which is generally 20 years. Of the $130 million of contracted revenue, we expect to recognize approximately 10% within the next 12 months, with the remainder to be recognized thereafter.
4.    DEBT AND EQUITY SECURITIES
Variable Interest Entities
Bahia Principe—We consolidate the operating results and financial position of a joint venture that owns the Bahia Principe brand and manages Bahia Principe Hotels & Resorts-branded properties. The resorts managed by the joint venture increase our all-inclusive portfolio and provide guests and loyalty program members more opportunities to experience all-inclusive travel. We provide certain commercial and management support services to the joint venture to support the growth of the Bahia Principe brand and the operation of Bahia Principe Hotels & Resorts-branded properties.

We hold a variable interest in the joint venture, which is a VIE, and we are the primary beneficiary. The following table summarizes the VIE's assets and liabilities, including the effect of foreign currency translation, recorded on our condensed consolidated balance sheets. The assets may only be used to settle obligations of the consolidated VIE, if any. In addition, there is no recourse to us for the consolidated VIE's liabilities.

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$27	$23
Receivables	11	7
Total current assets	38	30
Operating lease right-of-use assets	—	1
Goodwill	175	178
Intangibles, net	547	561
Other assets	59	59
Total assets	$819	$829

Accounts payable	$2	$2
Accrued expenses and other current liabilities	5	5
Accrued compensation and benefits	1	1
Total current liabilities	8	8
Long-term operating lease liabilities	—	1
Other long-term liabilities	178	180
Total liabilities	$186	$189
Unlimited Vacation Club—The entity that owns the Unlimited Vacation Club business is classified as a VIE in which we hold a variable interest but are not the primary beneficiary, and we account for our common ownership interest as an equity method investment. We manage the Unlimited Vacation Club business under a long-term management agreement and license and royalty agreement.
At March 31, 2026 and December 31, 2025, we had $83 million and $80 million, respectively, recorded in other long-term liabilities (see Note 10) on our condensed consolidated balance sheets related to our guaranteed obligations of this unconsolidated VIE. At March 31, 2026 and December 31, 2025, our maximum exposure to loss was $151 million and $149 million, respectively, which includes the maximum exposure of our guaranteed obligations (see Note 12).
Equity Method Investments
At March 31, 2026 and December 31, 2025, we had $192 million and $186 million, respectively, of equity method investments recorded on our condensed consolidated balance sheets. One of our unconsolidated hospitality ventures has its equity shares listed on the BSE Limited and National Stock Exchange of India Limited stock exchanges. At March 31, 2026, the aggregate value of our equity shares was $173 million based on the price per share of the principal market.
During the three months ended March 31, 2026, an equity method investment, in which we hold an ownership interest, sold the underlying hotel to a third party, and we recognized an insignificant gain in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income. At the time of sale, we had $10 million of outstanding financing receivables related to the unconsolidated hospitality venture, which were repaid in conjunction with the sale. Additionally, the unconsolidated hospitality venture repaid its third-party mortgage loan on the property, and we were released from our debt repayment guarantee (see Note 12). Upon sale, we entered into a long-term franchise agreement for the property.
Marketable Securities and Other Investments
We hold various forms of debt and equity securities for investment purposes and to fund our loyalty program, deferred compensation plans held in rabbi trusts, and captive insurance company. We also periodically transfer available cash and cash equivalents to purchase marketable securities.

Trading Securities—Our trading securities are recorded at fair value based on listed market prices or dealer quotations, where available. At both March 31, 2026 and December 31, 2025, our interest-bearing money market funds were recorded in cash and cash equivalents and all other trading securities were recorded in other assets on our condensed consolidated balance sheets. The following table summarizes the fair values of our trading securities:

	March 31, 2026	December 31, 2025
Level One—Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$204	$441
Exchange-traded funds	7	7
Common shares	13	13
Marketable securities held to fund rabbi trusts	566	594
Level Two—Significant Other Observable Inputs
U.S. government obligations	67	68
U.S. government agencies	8	9
Corporate debt securities	7	7
Mortgage-backed securities	5	4
Asset-backed securities	2	1
Municipal and provincial notes and bonds	2	2
Total	$881	$1,146
The impact from marketable securities held to fund rabbi trusts was recognized in the following financial statement line items on our condensed consolidated statements of income and had no impact on net income: revenues for reimbursed costs; general and administrative expenses; owned and leased expenses; reimbursed costs; and net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
Net unrealized losses and realized gains recognized in revenues for reimbursed costs, net gains (losses) and interest income from marketable securities held to fund rabbi trusts, and other income (loss), net on our condensed consolidated statements of income were as follows:

	Three Months Ended March 31,
	2026	2025
Net losses	$(18)	$(8)
Less: net gains recognized on securities sold during the period	(4)	(3)
Unrealized losses, net recognized on securities held at period end	$(22)	$(11)
Available-for-Sale Debt Securities—We hold various available-for-sale ("AFS") debt investments, including fixed income instruments and time deposits with contractual maturity dates ranging from 2026 through 2070, which are recorded at fair value based on listed market prices or dealer quotations, where available. Additionally, we hold a preferred equity investment that is mandatorily redeemable at the earlier of March 31, 2033 or the occurrence of a contractual redemption event, which includes a change in control, at an amount that can vary based on the profitability of the underlying properties. The fair value of the preferred equity investment was estimated using a Monte Carlo simulation to model the probability of possible outcomes. The model included assumptions and judgments regarding discount rates, volatility, expected timing of cash flows, estimated probability of achieving the contractual objectives, and hotel operating results.

Except as noted below, our AFS debt securities were recorded in other assets on our condensed consolidated balance sheets. The following tables summarize the fair values of our AFS debt securities:

	March 31, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Level Two—Significant Other Observable Inputs
U.S. government obligations (1)	$231	$1	$(3)	$229
U.S. government agencies	26	—	—	26
Corporate debt securities (2)	321	2	(2)	321
Mortgage-backed securities	37	—	(1)	36
Asset-backed securities	34	—	—	34
Municipal and provincial notes and bonds	4	—	—	4
Time deposits (3)	43	—	—	43
Level Three—Significant Unobservable Inputs
Preferred equity	108	—	—	108
Total	$804	$3	$(6)	$801

(1) Includes $3 million and $7 million recorded in cash and cash equivalents and short-term investments, respectively.
(2) Includes $7 million and $59 million recorded in cash and cash equivalents and short-term investments, respectively.
(3) Includes $27 million and $12 million recorded in cash and cash equivalents and short-term investments, respectively.

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Level Two—Significant Other Observable Inputs
U.S. government obligations	$224	$2	$(2)	$224
U.S. government agencies	23	—	—	23
Corporate debt securities (1)	262	4	(1)	265
Mortgage-backed securities	33	—	—	33
Asset-backed securities	35	—	—	35
Municipal and provincial notes and bonds	3	—	—	3
Time deposits (2)	23	—	—	23
Level Three—Significant Unobservable Inputs
Preferred equity	104	—	—	104
Total	$707	$6	$(3)	$710

(1) Includes $18 million recorded in short-term investments.
(2) Includes $12 million and $8 million recorded in cash and cash equivalents and short-term investments, respectively.
During both the three months ended March 31, 2026 and March 31, 2025, we recognized an insignificant amount of net realized gains in other income (loss), net on our condensed consolidated statements of income. Net unrealized losses recognized on our condensed consolidated financial statements were as follows:

	Three Months Ended March 31,
	2026	2025
Other comprehensive income (loss) (Note 13)	$(6)	$(5)
During the year ended December 31, 2025, a $30 million convertible debt investment associated with one of our franchised properties was extinguished in conjunction with the recapitalization of the franchisee. During the three months ended March 31, 2025, we recognized $12 million of net unrealized losses in other comprehensive income (loss) and a $5 million credit loss provision in other income (loss), net on our condensed consolidated financial statements related to this investment.

Held-to-Maturity Debt Securities—We hold time deposits and investments in third-party entities associated with certain of our hotels. The investments are recorded at amortized cost, net of expected credit losses and unamortized discounts, as held-to-maturity ("HTM") debt securities. Except as noted below, our HTM debt securities were recorded in other assets on our condensed consolidated balance sheets:

	March 31, 2026
	Amortized cost	Allowance for credit losses	Net carrying value	Gross carrying value on nonaccrual status	Year of contractual maturity date
Time deposits	$175	$—	$175	$—	2027
Preferred equity (1)	335	(15)	320	16	various, through 2033
Total	$510	$(15)	$495	$16

(1) Includes $26 million recorded in prepaids and other assets.

	December 31, 2025
	Amortized cost	Allowance for credit losses	Net carrying value	Gross carrying value on nonaccrual status	Year of contractual maturity date
Time deposits	$153	$—	$153	$—	2027
Preferred equity	322	(9)	313	16	various, through 2062
Total	$475	$(9)	$466	$16
At March 31, 2026 and December 31, 2025, our preferred equity included a $197 million and $196 million, respectively, investment recorded net of a $28 million and $29 million, respectively, unamortized discount. Accretion of the discount was recognized in interest income within other income (loss), net on our condensed consolidated statements of income (see Note 18) and was based on an imputed interest rate of 8.9%.
The following table summarizes the activity in our HTM debt securities allowance for credit losses:

	2026	2025
Allowance at January 1	$9	$9
Provisions	6	—
Allowance at March 31	$15	$9
The following table summarizes the fair values of our HTM debt securities:

	March 31, 2026	December 31, 2025
Level Two—Significant Other Observable Inputs
Time deposits	$175	$153
Preferred equity	—	1
Level Three—Significant Unobservable Inputs
Preferred equity	322	314
Equity Securities Without A Readily Determinable Fair Value—At March 31, 2026 and December 31, 2025, we held $6 million and $11 million, respectively, of investments in equity securities without a readily determinable fair value, which were recorded in other assets on our condensed consolidated balance sheets and represent investments in entities where we do not have the ability to significantly influence the operations of the entity.
During the three months ended March 31, 2026 and March 31, 2025, we recognized $5 million and an insignificant amount, respectively, of impairment charges in other income (loss), net on our condensed consolidated statements of income (see Note 18) as the estimated fair values of the investments were less than the carrying values. We estimated the fair values, which are classified as Level Three in the fair value hierarchy, using internally developed cash flow models.
Fair Value Measurement—During both the three months ended March 31, 2026 and March 31, 2025, there were no transfers between levels of the fair value hierarchy for any of our securities.

5.    RECEIVABLES
Receivables

	March 31, 2026	December 31, 2025
Total receivables	$1,199	$1,202
Less: allowance for credit losses	(82)	(79)
Total receivables, net of allowances	$1,117	$1,123
The following table summarizes the activity in our receivables allowance for credit losses:

	2026	2025
Allowance at January 1	$79	$62
Provisions (reversals), net	7	4
Write-offs	(4)	(2)
Allowance at March 31	$82	$64
Financing Receivables

	March 31, 2026	December 31, 2025
Secured financing to hotel owners	$174	$163
Unsecured financing to hotel owners and unconsolidated hospitality ventures (1)	229	255
Deferred fee arrangements	119	104
Total financing receivables	$522	$522
Less: current portion of financing receivables included in receivables, net	(21)	(30)
Less: allowance for credit losses	(58)	(50)
Total long-term financing receivables, net of allowances	$443	$442

(1) Includes a $40 million and $39 million loan, net of a $10 million and $11 million unamortized discount, at March 31, 2026 and December 31, 2025, respectively, related to seller financing issued in conjunction with a prior asset disposition. Accretion of the discount was recognized in interest income within other income (loss), net on our condensed consolidated statements of income (see Note 18) and was based on an imputed interest rate of 9.4%.

The following table summarizes the activity in our financing receivables allowance for credit losses:

	2026	2025
Allowance at January 1	$50	$36
Provisions (reversals), net	9	6
Write-offs	(1)	—
Allowance at March 31	$58	$42
Our financing receivables were comprised of the following:

	March 31, 2026
	Amortized cost	Allowance for credit losses	Net carrying value	Gross carrying value on nonaccrual status
Junior and senior mortgage loans	$174	$—	$174	$—
Unsecured loans	229	(48)	181	46
Deferred fee arrangements (1)	119	(10)	109	111
Total	$522	$(58)	$464	$157

(1) Primarily greater than 90 days past due based on the nature of the financing receivables class.

	December 31, 2025
	Amortized cost	Allowance for credit losses	Net carrying value	Gross carrying value on nonaccrual status
Junior and senior mortgage loans	$163	$—	$163	$—
Unsecured loans	255	(41)	214	46
Deferred fee arrangements (1)	104	(9)	95	96
Total	$522	$(50)	$472	$142

(1) Primarily greater than 90 days past due based on the nature of the financing receivables class.
We estimated the fair value of financing receivables, which are classified as Level Three in the fair value hierarchy, to be approximately $496 million and $493 million at March 31, 2026 and December 31, 2025, respectively.
6.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Playa Hotels & Resorts N.V.—During the year ended December 31, 2025, we completed a tender offer process to purchase all of the issued and outstanding ordinary shares of Playa Hotels & Resorts N.V. ("Playa Hotels," and such acquisition, the "Playa Hotels Acquisition") at a cash price of $13.50 per share (the "Offer Consideration"). Immediately prior to the acquisition date, we held 9.9% of Playa Hotels' outstanding shares, which were accounted for as trading securities. On June 11, 2025, the acquisition date, we paid cash of $1,497 million, obtained control over a majority of the outstanding shares, and repaid Playa Hotels' existing term loan for $1,078 million, inclusive of $3 million of accrued interest. All remaining shares were acquired from June 12, 2025 to June 17, 2025. The impact of the noncontrolling interest during the intervening period was insignificant. On June 17, 2025, we completed the acquisition, which was financed through proceeds from debt (see Note 9). We accounted for the transaction as a business combination.
Upon acquisition, each unvested restricted share and restricted stock unit award held by non-executive directors of Playa Hotels and certain terminating employees (collectively, the "Terminating Employees") became fully vested and was automatically converted into the right to receive cash, equal to the Offer Consideration multiplied by the total number of unvested ordinary shares as of immediately prior to the closing of the Playa Hotels Acquisition. Vesting for awards eligible to vest based on performance goals was determined based on relevant provisions in underlying award agreements, with such vesting occurring either (i) as though the greater of target performance or actual performance had been achieved or (ii) as though target performance had been achieved, except that, all such awards granted during 2024 vested at the applicable maximum performance level. We paid $55 million to Terminating Employees, of which $25 million was attributable to pre-combination vesting and was therefore included in the purchase consideration. The remaining $30 million was attributable to post-combination vesting and expensed during the year ended December 31, 2025.
Additionally, we assumed outstanding unvested restricted shares and restricted stock unit awards (the "Continuing Awards") that were previously granted to continuing employees under the Playa Hotels N.V. 2017 Omnibus Incentive Plan (the "Playa Hotels Plan") and converted each award into time-vested restricted stock units ("RSUs," and such awards, the "Assumed Awards"). The number of shares issued for the Assumed Awards was based on the number of ordinary shares subject to such Continuing Award immediately prior to the closing of the Playa Hotels Acquisition multiplied by the applicable exchange ratio. Vesting for awards eligible to vest based on performance goals was determined based on relevant provisions in underlying award agreements, with such vesting occurring either (i) as though the greater of target performance or actual performance had been achieved or (ii) as though target performance had been achieved, except that, all such awards granted during 2024 vested at the applicable maximum performance level. The Assumed Awards continue to be governed by the terms of the Playa Hotels Plan and are subject to the same vesting and other terms and conditions as were applicable to the corresponding Continuing Awards, except that if the holder of an Assumed Award is terminated without "cause" or terminates employment for "good reason" within 12 to 24 months, as applicable for specified holders, following the closing of the Playa Hotels Acquisition, such holder's Assumed Awards will vest in full, subject to execution of a release.

The fair value of the Assumed Awards, which was estimated based on the closing stock price of our Class A common stock on the acquisition date, was $17 million, of which $3 million was attributable to pre-combination vesting and was therefore included in the purchase consideration. The remaining $14 million was attributable to post-combination vesting and will be recognized as compensation expense on a straight-line basis over the requisite service period on our condensed consolidated statements of income (see Note 14).
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
The acquisition primarily consisted of 15 all-inclusive resorts across Mexico, the Dominican Republic, and Jamaica (the "Playa Hotels Portfolio"). During the year ended December 31, 2025, we sold the entirety of Playa Hotels Portfolio to unrelated third parties for approximately $2,000 million, inclusive of a $200 million preferred equity investment in the parent of one of the third-party entities that owns the properties, and up to an additional $143 million of contingent consideration, if certain operating thresholds are met. Upon sale, we entered into long-term management agreements for 13 of the 15 properties.
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
•The fair value of the preferred equity investment and contingent consideration, both of which were estimated using a Monte Carlo simulation to model the probability of possible outcomes. The valuation methodology included assumptions and judgments, as applicable, regarding discount rates, volatility, expected timing of cash flows, estimated probability of achieving the contractual objectives, and hotel operating results, which are primarily Level Three inputs.
•The fair value of agreed-upon tax indemnifications, which was estimated using a probability-based weighting approach to determine the likelihood of payment of the potential tax liabilities. The valuation methodology included assumptions and judgments regarding probability weighting, discount rates, outcomes of tax assessments, and expected timing of cash flows, which are primarily Level Three inputs.
We recorded an assumed liability in accrued expenses and other current liabilities related to tax liabilities triggered by the acquisition. The liability was estimated using the cumulative-probability approach to determine the expected payment amount. The valuation methodology included assumptions and judgments regarding the cumulative probabilities, which are primarily Level Three inputs. The remaining assets and liabilities were recorded at their carrying values, which approximated their fair values.
During the three months ended March 31, 2026, we recorded a $2 million increase to goodwill on our condensed consolidated balance sheet related to measurement period adjustments that resulted in a corresponding increase in current liabilities held for sale at the acquisition date.

We will finalize the fair values of the assets acquired and liabilities assumed in the second quarter of 2026. We will continue to evaluate the fair values and classification of the assets acquired and liabilities assumed. Accordingly, these estimates, along with any related tax impacts, are subject to change during the measurement period, which is up to one year from the date of acquisition.
The following table summarizes the preliminary fair value of the identifiable net assets acquired at the acquisition date:

Purchase consideration	$1,533
Fair value of Hyatt's previously-held ordinary shares	164
Total to be allocated	$1,697

Cash and cash equivalents	$195
Receivables	7
Prepaids and other assets	4
Current assets held for sale	141
Property and equipment	2
Operating lease right-of-use assets	6
Goodwill (1)	969
Deferred tax assets	2
Other assets	1
Long-term assets held for sale	1,761
Total assets acquired	$3,088

Accounts payable	$34
Accrued expenses and other current liabilities	113
Accrued compensation and benefits	8
Current liabilities held for sale	120
Debt	1,075
Long-term operating lease liabilities	5
Other long-term liabilities	1
Long-term liabilities held for sale	35
Total liabilities assumed	$1,391
Total net assets acquired attributable to Hyatt Hotels Corporation	$1,697
(1) The goodwill is attributable to securing the ability for us to manage certain properties in the Playa Hotels Portfolio over the long term as well as the growth opportunities we expect to realize by introducing the properties to our all-inclusive platform offerings, including our distribution and destination management services and the Unlimited Vacation Club business that we manage. The goodwill, of which $861 million was recorded within our management and franchising segment and $108 million was recorded within our distribution segment, was not tax deductible at the acquisition date.

Following the acquisition date, the operating results of Playa Hotels were recognized on our condensed consolidated statements of income.
Unaudited Pro Forma Combined Financial Information
The following table presents the unaudited pro forma combined results of Hyatt and Playa Hotels for the three months ended March 31, 2025 as if the Playa Hotels Acquisition had occurred on January 1, 2024:

Total revenues	$1,972
Net income attributable to Hyatt Hotels Corporation	58

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
•Incremental interest expense associated with the delayed draw term loan facility as well as the 2028 Notes and 2032 Notes, both as defined in Note 9, that were used to finance the acquisition, repay certain indebtedness of Playa Hotels and its subsidiaries in connection with the acquisition, and pay related fees and expenses as well as the removal of Playa Hotels' historical interest expense;
•Recognition of stock-based compensation expense related to Assumed Awards issued to continuing employees;
•Recognition of non-recurring transaction costs related to the acquisition;
•Removal of the unrealized gains and losses related to our previously-held ordinary shares in Playa Hotels historically recognized by Hyatt; and
•Tax effects of the acquisition as if Playa Hotels had been part of the combined company since January 1, 2024.
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
7.    INTANGIBLES, NET

		March 31, 2026
	Weighted-average useful lives in years	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	21	$1,506	$(380)	$1,126
Brand and other indefinite-lived intangibles	—	807	—	807
Customer relationships intangibles	11	354	(138)	216
Other intangibles	9	28	(13)	15
Total		$2,695	$(531)	$2,164

	December 31, 2025
	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	$1,545	$(367)	$1,178
Brand and other indefinite-lived intangibles	809	—	809
Customer relationships intangibles	354	(129)	225
Other intangibles	29	(12)	17
Total	$2,737	$(508)	$2,229

	Three Months Ended March 31,
	2026	2025
Amortization expense	$33	$36

The following table summarizes impairment charges recognized in asset impairments on our condensed consolidated statements of income:

	Three Months Ended March 31,
	2026	2025
Management and hotel services agreement and franchise agreement intangibles (1)	$21	$4
(1) Primarily the result of contract terminations and recognized within our management and franchising segment.
8.    OTHER ASSETS

	March 31, 2026	December 31, 2025
Key money assets	$1,125	$1,095
AFS debt securities (Note 4)	686	672
Marketable securities held to fund rabbi trusts (Note 4)	566	594
HTM debt securities (Note 4)	469	466
Other trading securities (Note 4)	111	111
Indemnification asset (Note 4)	59	59
Other	125	128
Total	$3,141	$3,125
9.    DEBT

	March 31, 2026	December 31, 2025
$600 million senior unsecured notes maturing in 2027—5.750%	$600	$600
$400 million senior unsecured notes maturing in 2028—4.375%	399	399
$500 million senior unsecured notes maturing in 2028—5.050%	500	500
$600 million senior unsecured notes maturing in 2029—5.250%	600	600
$450 million senior unsecured notes maturing in 2030—5.750%	440	440
$450 million senior unsecured notes maturing in 2031—5.375%	450	450
$500 million senior unsecured notes maturing in 2032—5.750%	500	500
$350 million senior unsecured notes maturing in 2034—5.500%	350	350
$400 million senior unsecured notes maturing in 2035—5.400%	400	400
Variable rate term loan	51	51
Floating average rate loan	19	19
Total debt excluding finance lease obligations, unamortized discounts, and unamortized deferred financing fees	4,309	4,309
Finance lease obligations	3	3
Unamortized discounts and deferred financing fees	(32)	(34)
Total debt	4,280	4,278
Less: current maturities of long-term debt	(605)	(6)
Total long-term debt	$3,675	$4,272
Senior Notes Issuances—During the three months ended March 31, 2025, we issued $500 million of 5.050% senior notes due 2028 at an issue price of 99.905% (the "2028 Notes") and $500 million of 5.750% senior notes due 2032 at an issue price of 99.936% (the "2032 Notes"). We received $990 million of net proceeds, after deducting $10 million of underwriting discounts and other offering expenses. We used the net proceeds to fund a portion of the purchase consideration for the Playa Hotels Acquisition (see Note 6). Interest is payable semi-annually on March 30 and September 30 of each year and commenced on September 30, 2025.
Senior Notes Repayment—During the three months ended March 31, 2025, we repaid the outstanding $450 million of 5.375% senior notes due 2025 (the "2025 Notes") at maturity for $460 million, inclusive of $10 million of accrued interest.

Revolving Credit Facility—During both the three months ended March 31, 2026 and March 31, 2025, we had no borrowings or repayments on our revolving credit facility in effect for each of the respective periods. At both March 31, 2026 and December 31, 2025, we had no balance outstanding. At March 31, 2026, we had $1,497 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding (see Note 12).
Fair Value—The following table summarizes the fair value of our debt, which includes the senior unsecured notes above (collectively, the "Senior Notes") and other long-term debt and excludes finance lease obligations, unamortized discounts, and deferred financing fees:

	March 31, 2026	December 31, 2025
Level Two—Significant Other Observable Inputs
Senior Notes	$4,286	$4,349
Level Three—Significant Unobservable Inputs
Other long-term debt	71	71
10.    OTHER LONG-TERM LIABILITIES

	March 31, 2026	December 31, 2025
Income taxes payable	$584	$562
Deferred compensation plans funded by rabbi trusts (Note 4 and Note 8)	566	594
Deferred income taxes (Note 11)	214	216
Guarantee liabilities (Note 12)	180	186
Contingent consideration liabilities (Note 12)	145	177
Self-insurance liabilities (Note 12)	94	91
Deferred consideration liability (1)	45	45
Other	95	85
Total	$1,923	$1,956
(1) At both March 31, 2026 and December 31, 2025, we had $23 million related to the deferred consideration liability recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. The total deferred consideration liability was net of a $1 million and $2 million unamortized discount at March 31, 2026 and December 31, 2025, respectively. Accretion of the discount was recognized in interest expense on our condensed consolidated statements of income and was based on an imputed interest rate of 4.8%.

11.    TAXES

	Three Months Ended March 31,
	2026	2025
Provision for income taxes	$16	$28
Provision for income taxes decreased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a tax benefit recognized in 2026 related to the settlement of an assumed tax liability that was triggered by the Playa Hotels Acquisition. Additionally, the decrease was driven by tax expense recognized in 2025 related to a foreign tax audit.
We are subject to audits by federal, state, and foreign tax authorities. U.S. tax years 2021 through 2023 are currently under field exam. U.S. tax years 2009 through 2011 have been subject to a U.S. Tax Court case concerning the tax treatment of the loyalty program in which the Internal Revenue Service is asserting that loyalty program contributions are taxable income to the Company. The U.S. Court of Appeals for the Seventh Circuit recently vacated the Tax Court's decision in that case, as discussed below. U.S. tax years 2012 through 2020 are open pending the outcome of the proceedings for U.S. years 2009 through 2011.

The Tax Court issued an opinion on October 2, 2023 related to the loyalty program case and determined that the Company must recognize approximately $12 million in net taxable income for the tax years 2009 through 2011, but that the Company need not recognize approximately $228 million in net taxable income related to tax years that preceded 2009. The Tax Court entered its decision on September 13, 2024. The Company filed a Notice of Appeal to the U.S. Court of Appeals for the Seventh Circuit on December 9, 2024 to challenge the Tax Court's rulings that were not in the Company's favor. On April 22, 2026, the Seventh Circuit issued an opinion agreeing with certain of the Company's legal arguments, disagreeing with certain of the Tax Court's conclusions, vacating the decision of the Tax Court, and remanding the case to the Tax Court for further proceedings. If the Tax Court ultimately reaches a conclusion consistent with its prior opinion, the estimated income tax payment due for the subsequent tax years 2012 through 2026 would be $361 million, including $66 million of estimated interest, net of federal benefit. We believe we have an adequate uncertain tax liability recorded for this matter and believe that the ultimate outcome of this matter will not have a material effect on our consolidated financial position, results of operations, or liquidity.
At March 31, 2026 and December 31, 2025, total unrecognized tax benefits recorded in other long-term liabilities on our condensed consolidated balance sheets were $444 million and $503 million, respectively, of which $170 million and $244 million, respectively, would impact the effective tax rate, if recognized. The decrease was primarily related to the settlement of an assumed tax liability that was triggered by the Playa Hotels Acquisition.
Through a prior acquisition, we assumed an assessment of additional corporate income tax from the Mexican tax authorities, which was in the process of being appealed, primarily related to disallowed deductions taken on historical tax returns. Our request for appeal to a higher court for one of the tax years was denied on May 15, 2024, and the assessment was finalized. During the three months ended March 31, 2026, the Mexican Circuit Court issued rulings and disallowed deductions for the other tax year. At both March 31, 2026 and December 31, 2025, we had $37 million of tax liabilities recorded in connection with this matter, which included $24 million and $37 million, respectively, recorded in other long-term liabilities and $13 million and no amount, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
Further, the Mexican tax authorities disallowed credits taken on historical tax returns and applied value added taxes to certain transactions. The Mexican Circuit Court ruling described above also resulted in a favorable outcome for one of the tax years with respect to this matter. On April 23, 2026, our appeal related to the other tax year was denied. We intend to appeal this decision to a higher court. We have not recorded a liability associated with the additional value added tax for the other tax year as we do not believe a loss is probable. At March 31, 2026, our maximum exposure is not expected to exceed $9 million.
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recorded a liability in connection with this matter. At March 31, 2026, our maximum exposure is not expected to exceed $20 million, including $15 million of estimated penalties and interest.
12.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety and other bonds, and letter of credit agreements.
Commitments—At March 31, 2026, we are committed, under certain conditions, to lend, provide certain consideration to, or invest in various business ventures up to $670 million, net of any related letters of credit.
Performance Guarantees and Performance Cure Payments—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. Except as described below, at March 31, 2026, our performance guarantees had $154 million of remaining maximum exposure and expire between 2027 and 2042.
Through acquisitions, we acquired certain management and hotel services agreements with performance guarantees based on annual performance levels and with expiration dates between 2027 and 2045. Contract terms within certain management and hotel services agreements limit our exposure, and therefore, we are unable to reasonably estimate our maximum potential future payments.
At March 31, 2026 and December 31, 2025, we had $104 million and $114 million, respectively, of total performance guarantee liabilities, which included $87 million and $95 million, respectively, recorded in other long-term liabilities and $17 million and $19 million, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.

Additionally, we enter into certain management and hotel services agreements where we have the right, but not an obligation, to make payments to certain third-party owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the contract. At both March 31, 2026 and December 31, 2025, we had $4 million recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to these performance cure payments.
Debt Repayment Guarantees—We enter into various debt repayment guarantees, as summarized below, in order to assist third-party owners, franchisees, and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Geographical region	Maximum potential future payments (1)	Maximum exposure net of recoverability from third parties (1), (2)	Other long-term liabilities recorded at March 31, 2026	Other long-term liabilities recorded at December 31, 2025	Year of guarantee expiration (3)
United States (4)	$94	$21	$27	$23	various, through 2030
All foreign	13	—	10	5	various, through 2028
Total	$107	$21	$37	$28
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
At March 31, 2026, we are not aware, nor have we received any notification, that our third-party owners, franchisees, or unconsolidated hospitality ventures are not current on their debt service obligations where we have provided a debt repayment guarantee.
Other Guarantees—We agreed to guarantee up to $70 million of our hospitality venture partner's investment in the Unlimited Vacation Club (see Note 4). Additionally, we have provided indemnifications to third-party purchasers in certain dispositions and an unconsolidated hospitality venture for obligations the related entities may incur as a result of certain tax matters or uncertain tax positions. At March 31, 2026, the indemnifications for open tax matters had a maximum exposure of $126 million. At March 31, 2026 and December 31, 2025, we had $56 million and $63 million, respectively, of guarantee liabilities recorded in other long-term liabilities on our condensed consolidated balance sheets associated with these guarantees.
Guarantee Liabilities Fair Value—We estimated the fair value of guarantee liabilities, which are classified as Level Three in the fair value hierarchy, to be approximately $187 million and $180 million at March 31, 2026 and December 31, 2025, respectively.
Contingent Consideration Fair Value—As part of acquisitions, we have entered into various contingent consideration arrangements. At March 31, 2026, we had $352 million of potential future consideration remaining under these arrangements. However, we have one arrangement where we are unable to reasonably estimate our maximum potential future consideration remaining.
At March 31, 2026 and December 31, 2025, we had $145 million and $177 million, respectively, recorded in other long-term liabilities and no amount and $3 million, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to contingent consideration. Our contingent consideration liabilities are remeasured at fair value on a recurring basis and are classified as Level Three in the fair value hierarchy. Changes in fair value were recognized in other income (loss), net on our condensed consolidated statements of income.

The following table summarizes the activity in our contingent consideration liabilities:

	2026	2025
Fair value at January 1	$180	$217
Changes in fair value (Note 18)	(31)	(5)
Payments	(3)	(3)
Foreign currency exchange, net (Note 18)	(1)	—
Fair value at March 31	$145	$209
Insurance—We obtain insurance for potential losses from general liability, property, automobile, aviation, environmental, workers' compensation, employment practices, crime, cyber, and other miscellaneous risks. A portion of these risks is retained through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. At both March 31, 2026 and December 31, 2025, we had $146 million of total reserves for losses in our captive insurance company, which included $52 million and $55 million, respectively, recorded in accrued expenses and other current liabilities and $94 million and $91 million, respectively, recorded in other long-term liabilities (see Note 10) on our condensed consolidated balance sheets.
Collective Bargaining Agreements—At March 31, 2026, approximately 22% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between various unions and us. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety and Other Bonds—At March 31, 2026, surety and other bonds issued on our behalf were $155 million, which primarily related to our insurance programs, customer deposits associated with ALG Vacations, taxes, licenses, liens, and utilities for certain managed and franchised hotels.
Letters of Credit—At March 31, 2026, letters of credit outstanding on our behalf were $114 million, which primarily related to our ongoing operations, collateral for customer deposits associated with ALG Vacations, collateral for estimated insurance claims, and securitization of our performance under a certain debt repayment guarantee, which is only called on if the borrower defaults on its obligations. Of the letters of credit outstanding, $3 million reduces the available capacity under our revolving credit facility (see Note 9).
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

13.    EQUITY
Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss, net of tax impacts, were as follows:

	Foreign currency translation adjustments	AFS debt securities unrealized fair value adjustments	Derivative instruments adjustments	Pension liabilities adjustments	Total
Balance at January 1, 2026	$(136)	$2	$(16)	$1	$(149)
Other comprehensive loss before reclassification	(3)	(4)	—	—	(7)
Amounts reclassified from accumulated other comprehensive loss (1)	—	—	1	—	1
Balance at March 31, 2026	$(139)	$(2)	$(15)	$1	$(155)

(1) Includes realized losses recognized in interest expense on our condensed consolidated statements of income related to the settlement of interest rate locks. We expect to reclassify $5 million of losses, net of insignificant tax impacts, related to the interest rate locks over the next 12 months.

	Foreign currency translation adjustments	AFS debt securities unrealized fair value adjustments	Derivative instruments adjustments	Pension liabilities adjustments	Total
Balance at January 1, 2025	$(251)	$2	$(20)	$—	$(269)
Other comprehensive income (loss) before reclassification	48	(4)	—	—	44
Amounts reclassified from accumulated other comprehensive loss (1)	—	—	1	—	1
Balance at March 31, 2025	$(203)	$(2)	$(19)	$—	$(224)

(1) Includes realized losses recognized in interest expense on our condensed consolidated statements of income related to the settlement of interest rate locks.
Share Repurchases—On May 8, 2024, our board of directors authorized repurchases of up to $1,000 million of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase ("ASR") transaction, at prices we deem appropriate and subject to market conditions, applicable law, and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A and Class B common stock. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time and does not have an expiration date.

	Three Months Ended March 31,
	2026	2025
Total number of shares repurchased	840,249	1,078,511
Weighted-average price per share	$160.66	$138.50
Aggregate purchase price (1)	$135	$149
(1) Excludes related insignificant expenses.
The shares of Class A common stock repurchased in the open market were retired and returned to the status of authorized and unissued shares. At March 31, 2026, we had approximately $543 million remaining under the share repurchase authorization.

Dividends—The following tables summarize dividends declared to Class A and Class B stockholders of record:

	Three Months Ended March 31,
	2026	2025
Class A common stock	$6	$6
Class B common stock	8	8
Total cash dividends declared	$14	$14

Date declared	Dividend per share amount for Class A and Class B	Date of record	Date paid
February 13, 2026	$0.15	March 2, 2026	March 12, 2026
February 13, 2025	$0.15	February 28, 2025	March 12, 2025
14.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan (as amended from time to time, "LTIP"), we award time-vested stock appreciation rights ("SARs"), RSUs, and performance-vested restricted stock units ("PSUs") to certain employees and non-employee directors. In addition, non-employee directors may elect to receive their annual fees and/or annual equity retainers in the form of shares of our Class A common stock. The Assumed Awards (see Note 6) continue to be governed by the terms of the Playa Hotels Plan.
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

	Three Months Ended March 31,
	2026	2025
SARs	$6	$13
RSUs	17	17
PSUs	5	1
Total	$28	$31
SARs—During the three months ended March 31, 2026, we granted 148,405 SARs to employees with a weighted-average grant date fair value of $64.86. During the three months ended March 31, 2025, we granted 302,439 SARs to employees with a weighted-average grant date fair value of $53.08.
RSUs—During the three months ended March 31, 2026, we granted 356,685 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $145.13. During the three months ended March 31, 2025, we granted 402,172 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $122.68.
PSUs—During the three months ended March 31, 2026, we granted 10,392 PSUs to an employee with a weighted-average grant date fair value of $144.34. During the three months ended March 31, 2025, we granted 61,714 PSUs to employees with a weighted-average grant date fair value of $146.00.
Unearned Compensation—Our total unearned compensation for our stock-based compensation programs at March 31, 2026 was $5 million for SARs, $58 million for RSUs, and $11 million for PSUs, which will be recognized in general and administrative expenses, distribution expenses, and transaction and integration costs on our condensed consolidated statements of income over a weighted-average period of three years with respect to SARs, three years with respect to RSUs, and one year with respect to PSUs.

15.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Equity Method Investments—We have certain investments in unconsolidated hospitality ventures accounted for under the equity method, with ownership interests ranging from 20% to 50%. These entities own, operate, manage, or franchise properties or other hospitality-related businesses, through which we earn management, franchise, license, or royalty fees. We may also provide loans or guarantees to these entities (see Note 4, Note 5, and Note 12) and recognize related income. The following tables summarize amounts recorded on our condensed consolidated financial statements related to these investments:

	March 31, 2026	December 31, 2025
Receivables, net	$46	$44
Financing receivables, net	109	124

	Three Months Ended March 31,
	2026	2025
Base management fees	$4	$4
Incentive management fees	3	3
Franchise and other fees	19	17
Other income (loss), net (1)	1	1
(1) Includes income recognized related to loans and guarantees.
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
Legal Services—A partner in a law firm that provided services to us throughout 2026 and 2025 is the brother-in-law of our former Executive Chairman. During the three months ended March 31, 2026 and March 31, 2025, we incurred $1 million and $14 million, respectively, of legal fees with this firm. At March 31, 2026 and December 31, 2025, we had $2 million and $1 million, respectively, due to the law firm.
Class B Share Conversion—During the three months ended March 31, 2026 and March 31, 2025, 12,000 shares and 19,001 shares, respectively, of Class B common stock were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.
16.     SEGMENT INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker ("CODM") to assess performance and make decisions regarding the allocation of resources. Our CODM is our Chairman, President and Chief Executive Officer. We define our operating and reportable segments as follows:
•Management and franchising—This segment derives its earnings primarily from the provision of management, franchising, and hotel services, or the licensing of our intellectual property to, (i) our portfolio of properties, (ii) our co-branded credit card programs, and (iii) other hospitality-related businesses. Intersegment revenues relate to management fees earned from our owned and leased hotels and commission fees earned from certain ALG Vacations bookings, both of which are eliminated in consolidation. Additionally, we recognize revenues for reimbursed costs in this segment primarily related to payroll at managed properties where we are the employer, as well as costs associated with system-wide services and the loyalty program operated on behalf of owners of managed and franchised properties.

•Owned and leased—This segment derives its earnings from owned and leased hotel properties located predominantly in the Americas, but also in certain other international locations. Adjusted EBITDA includes intercompany management fee expenses paid to our management and franchising segment, which are eliminated in consolidation. Intersegment revenues relate to free night award redemptions earned by our owned and leased hotels related to our co-branded credit card programs and are eliminated in consolidation.
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
During the three months ended March 31, 2026, we revised our definition of Adjusted EBITDA to no longer include our pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA, and we recast prior-period results to provide comparability. The revised definition is consistent with information provided to our CODM.
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
We define Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus net income (loss) attributable to noncontrolling interests, adjusted to exclude payments to customers ("contra revenue"), including performance cure payments and amortization of management and hotel services agreement and franchise agreement assets ("key money assets"); revenues for reimbursed costs; reimbursed costs that we intend to recover over the long term; stock-based compensation expense; transaction and integration costs; depreciation and amortization; equity earnings (losses) from unconsolidated hospitality ventures; interest expense; gains (losses) on sales of real estate and other; asset impairments; other income (loss), net; and benefit (provision) for income taxes.
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

The following tables present revenues disaggregated by the nature of the product or service and by segment and a reconciliation of segment revenues to segment Adjusted EBITDA:

	Three Months Ended March 31, 2026
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$133	$—	$—	$133	$(6)	$127
Incentive management fees	87	—	—	87	(1)	86
Franchise and other fees	122	—	—	122	(2)	120
Gross fees	342	—	—	342	(9)	333
Rooms and packages	—	146	—	146	(4)	142
Food and beverage	—	48	—	48	—	48
Other	—	29	—	29	—	29
Owned and leased	—	223	—	223	(4)	219
Distribution	—	—	274	274	—	274
Segment revenues	342	223	274	839	(13)	826
Contra revenue	(23)	—	—	(23)	—	(23)
Revenues for reimbursed costs	945	—	—	945	—	945
Total revenues	$1,264	$223	$274	$1,761	$(13)	$1,748

Intersegment revenues	$9	$4	$—	$13

	Three Months Ended March 31, 2026
	Management and franchising	Owned and leased	Distribution
Segment revenues	$342	$223	$274
Significant segment expenses:
Adjusted general and administrative expenses	(78)	(2)	—
Owned and leased expenses (1)	—	(211)	—
Distribution expenses (2)	—	—	(247)
Other segment items (3)	—	—	2
Segment Adjusted EBITDA	$264	$10	$29

(1) Includes intercompany management fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
(2) Includes intercompany commission fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
(3) Includes stock-based compensation expense recognized in distribution expenses.

	Three Months Ended March 31, 2025
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$120	$—	$—	$120	$(6)	$114
Incentive management fees	77	—	—	77	(1)	76
Franchise and other fees	119	—	—	119	(2)	117
Gross fees	316	—	—	316	(9)	307
Rooms and packages	—	148	—	148	(4)	144
Food and beverage	—	46	—	46	—	46
Other	—	29	—	29	—	29
Owned and leased	—	223	—	223	(4)	219
Distribution	—	—	315	315	—	315
Other revenues	11	—	—	11	—	11
Segment revenues	327	223	315	865	(13)	852
Contra revenue	(20)	—	—	(20)	—	(20)
Revenues for reimbursed costs	886	—	—	886	—	886
Total revenues	$1,193	$223	$315	$1,731	$(13)	$1,718

Intersegment revenues	$9	$4	$—	$13

	Three Months Ended March 31, 2025
	Management and franchising	Owned and leased	Distribution
Segment revenues	$327	$223	$315
Significant segment expenses:
Adjusted general and administrative expenses	(67)	(2)	—
Owned and leased expenses (1)	—	(206)	—
Distribution expenses (2)	—	—	(268)
Other segment items (3)	(24)	—	2
Segment Adjusted EBITDA	$236	$15	$49

(1) Includes intercompany management fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
(2) Includes intercompany commission fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
(3) Management and franchising includes direct costs associated with our co-branded credit card programs recognized in other direct costs prior to the integration into the loyalty program in the fourth quarter of 2025. Distribution includes stock-based compensation expense recognized in distribution expenses.

The following table provides a reconciliation of segment Adjusted EBITDA to income before income taxes:

	Three Months Ended March 31,
	2026	2025
Management and franchising	$264	$236
Owned and leased	10	15
Distribution	29	49
Segment Adjusted EBITDA	303	300
Unallocated overhead expenses	(37)	(40)
Eliminations	—	1
Contra revenue	(23)	(20)
Revenues for reimbursed costs	945	886
Reimbursed costs	(963)	(902)
Stock-based compensation expense (1)	(27)	(31)
Transaction and integration costs	(16)	(23)
Depreciation and amortization	(76)	(80)
Equity earnings (losses) from unconsolidated hospitality ventures	(13)	(12)
Interest expense	(65)	(66)
Asset impairments	(21)	(4)
Other income (loss), net	50	43
Income before income taxes	$57	$52
(1) Includes amounts recognized in general and administrative expenses and distribution expenses; excludes amounts recognized in transaction and integration costs (see Note 14).
17.    EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per Class A and Class B share:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$41	$24
Net income attributable to noncontrolling interests	$3	$4
Net income attributable to Hyatt Hotels Corporation	$38	$20
Denominator:
Basic weighted-average shares outstanding	94,482,303	95,980,414
Stock-based compensation	2,398,692	2,083,442
Diluted weighted-average shares outstanding	96,880,995	98,063,856
Basic Earnings Per Class A and Class B Share:
Net income	$0.44	$0.24
Net income attributable to noncontrolling interests	$0.03	$0.04
Net income attributable to Hyatt Hotels Corporation	$0.41	$0.20
Diluted Earnings Per Class A and Class B Share:
Net income	$0.43	$0.23
Net income attributable to noncontrolling interests	$0.03	$0.04
Net income attributable to Hyatt Hotels Corporation	$0.40	$0.19

The calculations of diluted earnings per Class A and Class B share do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended March 31,
	2026	2025
SARs	9,300	3,700
RSUs	300	1,700
18.    OTHER INCOME (LOSS), NET

	Three Months Ended March 31,
	2026	2025
Interest income	$32	$35
Contingent consideration liabilities fair value adjustments (Note 12)	31	5
Guarantee amortization income (Note 12)	16	13
Gains (losses), net on marketable securities (Note 4)	—	10
Restructuring costs	(3)	(6)
Guarantee expense (Note 12)	(4)	(6)
Credit loss (provisions) reversals, net (Note 4 and Note 5)	(14)	(10)
Other, net	(8)	2
Other income (loss), net	$50	$43

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, and financial performance, and prospective or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance, or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and pace of economic recovery following economic downturns; global supply chain constraints and interruptions, rising costs of construction-related labor and materials, and increases in costs due to inflation or other factors that may not be fully offset by increases in revenues in our business; risks affecting the luxury, resort, and all-inclusive lodging segments; levels of spending in business, leisure, and group segments, as well as consumer confidence; declines in occupancy and average daily rate ("ADR"); limited visibility with respect to future bookings; loss of key personnel; domestic and international political and geopolitical conditions, including political or civil unrest or changes in trade policy; the impact of global tariff policies or regulations; economic sanctions or other government restrictions that may limit our ability to conduct business or receive payments; hostilities, or fear of hostilities, including the ongoing military conflict in the Middle East and security-related disruptions in Mexico, as well as terrorist attacks or other acts of violence, that affect travel; travel-related accidents; natural or man-made disasters, weather and climate-related events, such as hurricanes, earthquakes, tsunamis, tornadoes, droughts, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases, or fear of such outbreaks; the impact of government-issued travel advisories, airspace closures, or flight suspensions on international arrivals and hotel bookings in affected regions; our ability to successfully achieve specified levels of operating profits at hotels that have performance tests or guarantees in favor of our third-party owners; the impact of hotel renovations and redevelopments; risks associated with our capital allocation plans, share repurchase program, and dividend payments, including a reduction in, or elimination or suspension of, repurchase activity or dividend payments; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with colleagues and labor unions and changes in labor laws; the financial condition of, and our relationships with, third-party owners, franchisees, and hospitality venture partners; the possible inability of third-party owners, franchisees, or development partners to access the capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and our ability to successfully integrate completed acquisitions with existing operations or realize anticipated synergies; failure to successfully complete proposed transactions, including the failure to satisfy closing conditions or obtain required approvals; our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; declines in the value of our real estate assets; unforeseen terminations of our management and hotel services agreements or franchise agreements; changes in federal, state, local, or foreign tax law; increases in interest rates, wages, and other operating costs; foreign exchange rate fluctuations or currency restructurings; risks associated with the introduction of new brand concepts, including lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, industry consolidation, and the markets where we operate; our ability to successfully grow the World of Hyatt loyalty program and manage the Unlimited Vacation Club paid membership program; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business and licensing businesses and our international operations.

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
Overview
Our portfolio of properties consists of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential and vacation units. We also offer distribution and destination management services through ALG Vacations and distribution services through Mr & Mrs Smith, a boutique and luxury global travel platform. Additionally, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other trade names or marks owned by such hotels or licensed by third parties. The following table summarizes our portfolio of properties:

	Properties at March 31,				Rooms at March 31,
	2026	2025	Change		2026	2025	Change
System-wide hotels
Managed (1)	580	551	29	5.3%	167,119	161,725	5,394	3.3%
Franchised	792	739	53	7.2%	142,371	132,262	10,109	7.6%
Owned and leased (2)	22	22	—	—%	7,928	7,927	1	0.0%
Total (3)	1,394	1,312	82	6.3%	317,418	301,914	15,504	5.1%

System-wide all-inclusive resorts
Managed (1)	148	131	17	13.0%	56,580	50,012	6,568	13.1%
Franchised	—	8	(8)	(100.0)%	—	3,153	(3,153)	(100.0)%
Owned and leased (2)	6	9	(3)	(33.3)%	1,262	2,257	(995)	(44.1)%
Total	154	148	6	4.1%	57,842	55,422	2,420	4.4%

Total system-wide (4)	1,548	1,460	88	6.0%	375,260	357,336	17,924	5.0%

Mr & Mrs Smith (5)	1,272	1,127	145	12.9%	42,843	37,089	5,754	15.5%
Hyatt Vacation Club	22	22	—	—%	1,997	1,997	—	—%
Residential	44	40	4	10.0%	4,903	4,306	597	13.9%
(1) Includes properties that we manage or provide services to.
(2) Figures do not include unconsolidated hospitality ventures.
(3) Figures do not include all-inclusive properties.
(4) Figures do not include Hyatt Vacation Club, Mr & Mrs Smith, and certain residential units.
(5) Represents unaffiliated Mr & Mrs Smith properties available through hyatt.com, which are not reflected in the system-wide figures above.
We report our consolidated operations in U.S. dollars. Amounts are reported in millions, unless otherwise noted. Percentages may not recompute due to rounding, and percentage changes that are not meaningful are presented as "NM." Constant dollar disclosures used throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are non-GAAP measures. See "—Key Business Metrics Evaluated by Management" for further discussion.

During the three months ended March 31, 2026, we revised our definition of Adjusted EBITDA to no longer include our pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA, and we recast prior-period results to provide comparability. The revised definition is consistent with information provided to our CODM. See "—Key Business Metrics Evaluated by Management" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income attributable to Hyatt Hotels Corporation to Adjusted EBITDA.
Additionally, during the fourth quarter of 2025, we amended our co-branded credit card agreement with a third party, and as of the effective date of the amendment, the co-branded credit card programs were integrated into our loyalty program. Prior to the integration, certain amounts related to our co-branded credit card programs were recognized in other revenues, other direct costs, and general and administrative expenses on our condensed consolidated statements of income. Following the integration into the loyalty program, these amounts are recognized in revenues for reimbursed costs and reimbursed costs on our condensed consolidated statements of income. License fee revenues continue to be recognized within franchise and other fees.
Overview of Financial Results
Consolidated revenues increased $30 million, or 1.8%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Gross fee revenues and revenues for reimbursed costs increased $26 million and $59 million, respectively, primarily driven by higher revenues and improved operating performance at our existing properties as well as growth of our hotel portfolio compared to the three months ended March 31, 2025. Distribution revenues decreased by $41 million, compared to the three months ended March 31, 2025, driven by lower booking volumes, in part due to reduced travel demand to certain destinations following security-related incidents in Mexico and Hurricane Melissa in Jamaica.
Comparable system-wide hotels Revenue per Available Room ("RevPAR") for the three months ended March 31, 2026 was $143.04, which represented a 5.4% improvement compared to the three months ended March 31, 2025 in constant dollars. Comparable system-wide all-inclusive resorts Net Package RevPAR for the three months ended March 31, 2026 was $284.36, which represented a 7.4% increase compared to the three months ended March 31, 2025 in reported dollars. See "—RevPAR and Net Package RevPAR Statistics" for further discussion.
During the three months ended March 31, 2026, leisure transient RevPAR improved driven by strong leisure transient travel across Asia Pacific and the United States compared to the three months ended March 31, 2025. Group RevPAR improved driven by strong resort performance in the Americas (excluding United States) as well as the impact of the Winter Olympics in Europe. Business transient RevPAR improved driven by strong performance from United States full service and select service properties as well as ASPAC (excluding Greater China). At March 31, 2026, group booking pace for April through December 2026 at our comparable full service managed hotels in the United States is up 4.7% compared to the same period in 2025.
During the three months ended March 31, 2026, we reported $38 million of net income attributable to Hyatt Hotels Corporation, representing a $18 million increase, compared to the three months ended March 31, 2025, primarily driven by an increase in fee revenues and decreases in distribution expenses and provision for income taxes, partially offset by a decrease in distribution revenues. During the three months ended March 31, 2026, Adjusted EBITDA was $266 million, a $5 million increase compared to the three months ended March 31, 2025. See "—Results of Operations" and "—Segment Results" for further discussion.

RevPAR and Net Package RevPAR Statistics

		Three Months Ended March 31,
	Number of comparable hotels (2)	RevPAR		Occupancy			ADR
			vs. 2025					vs. 2025
		2026	(in constant $)	2026	vs. 2025		2026	(in constant $)
Comparable system-wide hotels (1)	1,218	$143.04	5.4%	67.7%	1.5	% pts	$211.39	3.2%
United States	696	$143.41	3.3%	66.2%	0.2	% pts	$216.76	3.1%
Americas (excluding United States)	75	$206.48	6.4%	69.7%	2.5	% pts	$296.36	2.6%
Greater China	174	$91.01	12.4%	70.2%	4.9	% pts	$129.63	4.6%
Asia Pacific (excluding Greater China)	129	$172.21	11.3%	76.1%	3.8	% pts	$226.35	5.8%
Europe	102	$152.87	7.5%	62.1%	3.0	% pts	$246.07	2.2%
Middle East & Africa	42	$148.05	(3.9)%	62.0%	(5.3)	% pts	$238.91	4.4%
(1) Consists of hotels that we manage, franchise, own, lease, or provide services to, excluding all-inclusive properties.
(2) During the three months ended March 31, 2026, we removed the following properties from comparable hotels: seven properties that left the hotel portfolio, three properties that were closed during the period, and one property that underwent a large-scale capital project.

RevPAR at our comparable system-wide hotels increased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by strong leisure transient travel across Asia Pacific and the United States. During the three months ended March 31, 2026, Middle East & Africa was negatively impacted by geopolitical conflict in the Middle East.

		Three Months Ended March 31,
	Number of comparable resorts (3)	Net Package RevPAR		Occupancy			Net Package ADR
			vs. 2025					vs. 2025
		2026	(in reported $)	2026	vs. 2025		2026	(in reported $)
Comparable system-wide all-inclusive resorts (1)	113	$284.36	7.4%	83.3%	0.7	% pts	$341.43	6.5%
Americas (excluding United States)	70	$308.32	7.5%	84.0%	1.3	% pts	$367.15	5.9%
Europe (2)	43	$170.83	6.0%	80.0%	(2.0)	% pts	$213.53	8.7%
(1) Consists of all-inclusive properties that we manage, lease, or provide services to.
(2) Certain resorts operate under a hybrid all-inclusive model, which includes various all-inclusive package options as well as rooms-only options.
(3) During the three months ended March 31, 2026, we removed two properties that were closed during the period from comparable resorts.
Net Package RevPAR at our comparable all-inclusive resorts increased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, driven by higher Net Package ADR, despite reduced demand for travel to certain destinations following security-related incidents in Mexico.

		Three Months Ended March 31,
		RevPAR		Occupancy			ADR
	Number of comparable hotels (2)		vs. 2025					vs. 2025
		2026	(in constant $)	2026	vs. 2025		2026	(in constant $)
Comparable owned and leased hotels (1)	22	$204.91	4.5%	68.3%	1.0	% pts	$300.24	3.0%
(1) Excludes unconsolidated hospitality ventures and all-inclusive leased properties.
(2) During the three months ended March 31, 2026, no properties were removed from comparable hotels.
RevPAR at our comparable owned and leased hotels increased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by strong leisure transient demand.

Results of Operations
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Consolidated Results
For additional information regarding our consolidated results, refer to our condensed consolidated statements of income included in this Quarterly Report.
The impact from our marketable securities held to fund our deferred compensation plans through rabbi trusts was recognized on the following financial statement line items and had no impact on net income:

	Three Months Ended March 31,
	2026	2025
Revenues for reimbursed costs	$(6)	$(6)
General and administrative expenses	12	12
Owned and leased expenses	—	—
Reimbursed costs	6	6
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	(12)	(12)
Impact to net income	$—	$—
Fee revenues.

	Three Months Ended March 31,
	2026	2025	Better / (Worse)
Base management fees	$127	$114	$13	10.9%
Incentive management fees	86	76	10	13.8%
Franchise and other fees	120	117	3	3.1%
Gross fees	333	307	26	8.6%
Contra revenue	(23)	(20)	(3)	(14.9)%
Net fees	$310	$287	$23	8.2%
Base and incentive management fees increased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by new long-term management agreements with the third-party buyer of the Playa Hotels Portfolio and strong leisure transient demand. Incentive management fees also benefited from improved hotel performance in Asia Pacific, partially offset by the Americas (excluding United States) and Middle East & Africa in part due to reduced demand for travel following security-related incidents in Mexico, Hurricane Melissa in Jamaica, and the geopolitical conflict in the Middle East.
Franchise and other fees increased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by franchise fees due to hotel performance in the United States and license fees, which benefited in part from our co-branded credit card programs, partially offset by franchise fees recognized in 2025 related to properties that are now subject to long-term management agreements with the third-party buyer of the Playa Hotels Portfolio.
Contra revenue increased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due to accelerated amortization of key money assets, partially offset by a payment made to a third-party owner and accrued performance cure payments in 2025.
Owned and leased revenues.

	Three Months Ended March 31,
	2026	2025	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$219	$207	$12	5.8%	$6
Non-comparable owned and leased revenues	—	12	(12)	(100.0)%	1
Owned and leased revenues	$219	$219	$—	(0.1)%	$7

Comparable owned and leased revenues increased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by strong leisure transient travel.
Non-comparable owned and leased revenues decreased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by the sale of the shares of the entities that own three Alua properties in the fourth quarter of 2025.
Distribution revenues. During the three months ended March 31, 2026, distribution revenues decreased $41 million, compared to the three months ended March 31, 2025, driven by lower booking volumes, in part due to reduced travel demand to certain destinations following security-related incidents in Mexico and Hurricane Melissa in Jamaica.
Other revenues. During the three months ended March 31, 2026, other revenues decreased $11 million, compared to the three months ended March 31, 2025, driven by the integration of our co-branded credit card programs into the loyalty program in the fourth quarter of 2025.
Revenues for reimbursed costs.

	Three Months Ended March 31,
	2026	2025	Change
Revenues for reimbursed costs	$945	$886	$59	6.7%
Less: rabbi trust impact (1)	6	6	—	1.2%
Revenues for reimbursed costs, excluding rabbi trust impact	$951	$892	$59	6.6%
(1) Amounts offset with the rabbi trust impact in reimbursed costs.
Revenues for reimbursed costs increased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by higher reimbursements for payroll and related expenses at managed properties where we are the employer and an increase in reimbursed costs related to system-wide services provided to managed and franchised properties. The higher reimbursements for expenses were due to increased demand at our existing properties and portfolio growth.
General and administrative expenses.

	Three Months Ended March 31,
	2026	2025	Change
General and administrative expenses	$130	$126	$4	3.7%
Less: rabbi trust impact (1)	12	12	—	5.2%
Less: stock-based compensation expense	(25)	(29)	4	10.4%
Adjusted general and administrative expenses (2)	$117	$109	$8	7.6%
(1) Amounts offset with the rabbi trust impact in net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
(2) See "—Key Business Metrics Evaluated by Management" for further discussion.
General and administrative expenses increased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to credit loss reserves on certain receivables as well as payroll and related costs, which increased in part due to the Playa Hotels Acquisition.
Owned and leased expenses.

	Three Months Ended March 31,
	2026	2025	Better / (Worse)
Comparable owned and leased expenses	$199	$183	$(16)	(7.9)%
Non-comparable owned and leased expenses	1	11	10	93.8%
Rabbi trust impact (1)	—	—	—	(30.2)%
Owned and leased expenses	$200	$194	$(6)	(2.3)%
(1) Amounts offset with the rabbi trust impact in net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

Comparable owned and leased expenses increased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to increased variable expenses at certain hotels, most notably payroll and related costs.
Non-comparable owned and leased expenses decreased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by the sale of the shares of the entities that own three Alua properties in the fourth quarter of 2025.
Distribution expenses. During the three months ended March 31, 2026, distribution expenses decreased $21 million, compared to the three months ended March 31, 2025, driven by lower booking volumes, in part due to reduced travel demand to certain destinations following security-related incidents in Mexico and Hurricane Melissa in Jamaica, as well as cost management strategies.
Other direct costs. During the three months ended March 31, 2026, other direct costs decreased $24 million, compared to the three months ended March 31, 2025, driven by the integration of our co-branded credit card programs into the loyalty program in the fourth quarter of 2025.
Transaction and integration costs. During the three months ended March 31, 2026, transaction and integration costs decreased $7 million, compared to the three months ended March 31, 2025, primarily due to transaction costs in 2025 related to the Playa Hotels Acquisition, partially offset by integration costs in 2026 related to the Playa Hotels Acquisition.
Depreciation and amortization expenses. During the three months ended March 31, 2026, depreciation and amortization expenses decreased $4 million compared to the three months ended March 31, 2025.
Reimbursed costs.

	Three Months Ended March 31,
	2026	2025	Change
Reimbursed costs	$963	$902	$61	6.7%
Less: rabbi trust impact (1)	6	6	—	1.2%
Reimbursed costs, excluding rabbi trust impact	$969	$908	$61	6.7%
(1) Amounts offset with the rabbi trust impact in revenues for reimbursed costs.
Reimbursed costs increased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by increased payroll and related expenses at managed properties where we are the employer and expenses related to system-wide services provided to managed and franchised properties. The higher expenses were due to increased demand at our existing properties and portfolio growth.
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended March 31,
	2026	2025	Better / (Worse)
Rabbi trust gains (losses) allocated to general and administrative expenses	$(12)	$(12)	$—	(5.2)%
Rabbi trust gains (losses) allocated to owned and leased expenses	—	—	—	30.2%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$(12)	$(12)	$—	(4.0)%

Equity earnings (losses) from unconsolidated hospitality ventures.

	Three Months Ended March 31,
	2026	2025	Better / (Worse)
Hyatt's share of unconsolidated hospitality ventures' net gains (losses) excluding foreign currency	$(12)	$(6)	$(6)
Other (1)	(1)	(6)	5
Equity earnings (losses) from unconsolidated hospitality ventures	$(13)	$(12)	$(1)
(1) Includes equity losses in both periods related to certain debt repayment guarantees.
Interest expense. During the three months ended March 31, 2026, interest expense decreased $1 million compared to the three months ended March 31, 2025.
Asset impairments. During the three months ended March 31, 2026 and March 31, 2025, we recognized $21 million and $4 million, respectively, of impairment charges related to intangible assets. See Part I, Item 1, "Financial Statements—Note 7 to our Condensed Consolidated Financial Statements" for additional information.
Other income (loss), net. During the three months ended March 31, 2026, other income (loss), net increased $7 million compared to the three months ended March 31, 2025. See Part I, Item 1, "Financial Statements—Note 18 to our Condensed Consolidated Financial Statements" for additional information.
Provision for income taxes.

	Three Months Ended March 31,
	2026	2025	Change
Income before income taxes	$57	$52	$5	9.7%
Provision for income taxes	(16)	(28)	12	46.2%
Effective tax rate	27.0%	55.1%		(28.1)%
Provision for income taxes and the effective tax rate decreased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a tax benefit recognized in 2026 related to the settlement of an assumed tax liability that was triggered by the Playa Hotels Acquisition. Additionally, the decrease was driven by tax expense recognized in 2025 related to a foreign tax audit. See Part I, Item 1, "Financial Statements—Note 11 to our Condensed Consolidated Financial Statements" for additional information.
Segment Results
We manage our business within the following reportable segments: management and franchising, owned and leased, and distribution. We evaluate segment operating performance using segment revenues and Adjusted EBITDA. See Part I, Item 1, "Financial Statements—Note 16 to our Condensed Consolidated Financial Statements" for additional information, including a reconciliation of segment Adjusted EBITDA to income before income taxes.
Management and franchising segment.

	Three Months Ended March 31,
	2026	2025	Better / (Worse)
Gross fees (1)	$342	$316	$26	8.4%
Other revenues (1)	—	11	(11)	(100.0)%
Segment revenues (2)	$342	$327	$15	4.8%
(1) See "—Results of Operations" for further discussion regarding the increase in gross fee revenues and decrease in other revenues.
(2) Includes $9 million of intersegment revenues for both the three months ended March 31, 2026 and March 31, 2025.

	Three Months Ended March 31,
	2026	2025	Better / (Worse)
Segment Adjusted EBITDA	$264	$236	$28	11.8%

Adjusted EBITDA increased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by increases in gross fee revenues, partially offset by increased general and administrative expenses, primarily due to credit loss reserves on certain receivables as well as payroll and related costs, which increased in part due to the Playa Hotels Acquisition. Additionally, the results of our co-branded credit card programs recognized in other revenues and other direct costs prior to the integration into the loyalty program in the fourth quarter of 2025 negatively impacted Adjusted EBITDA during the three months ended March 31, 2025.
Owned and leased segment.

	Three Months Ended March 31,
	2026	2025	Better / (Worse)		Currency Impact
Segment revenues (1), (2)	$223	$223	$—	(0.0)%	$7
(1) See "—Results of Operations" for further discussion regarding the decrease in owned and leased revenues.
(2) Includes $4 million of intersegment revenues for both the three months ended March 31, 2026 and March 31, 2025.

	Three Months Ended March 31,
	2026	2025	Better / (Worse)
Segment Adjusted EBITDA (1)	$10	$15	$(5)	(27.1)%
(1) See "—Results of Operations" for further discussion regarding the decrease in owned and leased revenues and increase in owned and leased expenses.
Distribution segment.

	Three Months Ended March 31,
	2026	2025	Better / (Worse)
Segment revenues (1)	$274	$315	$(41)	(12.9)%
(1) See "—Results of Operations" for further discussion regarding the decrease in distribution revenues.

	Three Months Ended March 31,
	2026	2025	Better / (Worse)
Segment Adjusted EBITDA (1)	$29	$49	$(20)	(41.9)%
(1) See "—Results of Operations" for further discussion regarding the decreases in distribution revenues and distribution expenses.

Key Business Metrics Evaluated by Management
Adjusted Earnings Before Interest Expense, Taxes, Depreciation, and Amortization ("Adjusted EBITDA")
We use the term Adjusted EBITDA throughout this Quarterly Report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus net income (loss) attributable to noncontrolling interests, adjusted to exclude the following items:
•payments to customers (contra revenue), including performance cure payments and amortization of management and hotel services agreement and franchise agreement assets (key money assets);
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
Our board of directors and executive management team focus on Adjusted EBITDA as one of the key performance and compensation measures both on a segment and on a consolidated basis. Adjusted EBITDA assists us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operations both on a segment and on a consolidated basis. Our Chairman, President and Chief Executive Officer, who is our CODM, also evaluates the performance of each of our reportable segments and determines how to allocate resources to those segments, in part, by assessing the Adjusted EBITDA of each segment. In addition, the talent and compensation committee of our board of directors determines the annual variable compensation and long-term incentive compensation for certain members of our management based in part on financial measures including and/or derived from consolidated Adjusted EBITDA, segment Adjusted EBITDA, or some combination of both.
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
See below for a reconciliation of net income attributable to Hyatt Hotels Corporation to Adjusted EBITDA.
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

Comparable system-wide and Comparable owned and leased
"Comparable system-wide" represents all properties we manage, franchise, or provide services to, including owned and leased properties, that are operated for the entirety of the periods being compared and have not experienced business interruption or undergone large-scale capital projects during the periods being compared. Comparable system-wide also excludes properties for which comparable results are not available. We may use variations of comparable system-wide to specifically refer to comparable system-wide hotels or our all-inclusive resorts, for those properties that we manage, franchise, or provide services to within our management and franchising segment. "Comparable owned and leased" represents owned or leased hotels and/or all-inclusive resorts that are operated and consolidated for the entirety of the periods being compared and have not experienced business interruption or undergone large-scale capital projects during the periods being compared. Comparable owned and leased also excludes properties for which comparable results are not available. Comparable system-wide and comparable owned and leased are commonly used as a basis of measurement in our industry. "Non-comparable system-wide" or "non-comparable owned and leased" represent all properties, including those that do not meet the above definition of "comparable."
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
The table below provides a reconciliation of net income attributable to Hyatt Hotels Corporation to Adjusted EBITDA:

	Three Months Ended March 31,
	2026	2025	Change
Net income attributable to Hyatt Hotels Corporation	$38	$20	$18	102.7%
Contra revenue	23	20	3	14.9%
Revenues for reimbursed costs	(945)	(886)	(59)	(6.7)%
Reimbursed costs	963	902	61	6.7%
Stock-based compensation expense (1)	27	31	(4)	(10.6)%
Transaction and integration costs	16	23	(7)	(27.2)%
Depreciation and amortization	76	80	(4)	(5.7)%
Equity (earnings) losses from unconsolidated hospitality ventures	13	12	1	10.6%
Interest expense	65	66	(1)	(1.7)%
Asset impairments	21	4	17	390.1%
Other (income) loss, net	(50)	(43)	(7)	(19.2)%
Provision for income taxes	16	28	(12)	(46.2)%
Net income attributable to noncontrolling interests	3	4	(1)	(29.2)%
Adjusted EBITDA	$266	$261	$5	2.1%
(1) Includes amounts recognized in general and administrative expenses and distribution expenses; excludes amounts recognized in transaction and integration costs.
Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments, and cash generated from our operations. As part of our long-term business strategy, we use net proceeds from dispositions and certain investments to pay down debt as necessary to maintain our investment-grade profile; support new investment opportunities, including acquisitions; and return capital to our stockholders, when appropriate. We may also borrow cash under our revolving credit facility or from other third-party sources and raise funds by issuing debt or equity securities. We maintain a cash investment policy that emphasizes the preservation of capital.
At March 31, 2026, we had $2,168 million of total liquidity, including $671 million of cash, cash equivalents, and short-term investments and $1,497 million of availability under our revolving credit facility, net of outstanding letters of credit.
We believe that our cash position, short-term investments, cash from operations, borrowing capacity under our revolving credit facility, and access to the capital markets will be adequate to meet all of our funding requirements and capital deployment objectives in both the short term and long term.

Sources and Uses of Cash

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by operating activities	$100	$153	$(53)
Net cash provided by (used in) investing activities	(122)	239	(361)
Net cash provided by (used in) financing activities	(174)	340	(514)
Cash flows from operating activities. During the three months ended March 31, 2026, cash flows from operating activities decreased, compared to the three months ended March 31, 2025, primarily due to a decrease in deferred revenue related to distribution and destination management services, an increase in payments for key money assets, and an increase in certain prepaid assets, partially offset by a decrease in cash paid for income taxes.
Cash flows from investing activities. During the three months ended March 31, 2026, cash flows from investing activities decreased, compared to the three months ended March 31, 2025, primarily due to a decrease in net proceeds from the sale of marketable securities and short-term investments. During the three months ended March 31, 2025, we temporarily invested the net proceeds from the issuance of the 2028 Notes and 2032 Notes in marketable securities.
Cash flows from financing activities. During the three months ended March 31, 2026, cash flows from financing activities decreased, compared to the three months ended March 31, 2025, primarily due to proceeds from the issuance of the 2028 Notes and 2032 Notes, which were used to finance the Playa Hotels Acquisition, partially offset by the repayment of the 2025 Notes.
Capital Expenditures
We routinely make capital expenditures to enhance our business primarily through renovations at our owned properties, investments in technology, and other capital projects. We have been, and will continue to be, disciplined with respect to our capital spending, taking into account our cash flows from operations. During the three months ended March 31, 2026, capital expenditures decreased $7 million, compared to the three months ended March 31, 2025, primarily driven by lower investments in technology and renovation spend.
Sources of Liquidity
At March 31, 2026, we had $4.3 billion of total debt outstanding, of which $605 million is due in the short term. Interest on our Senior Notes is payable semi-annually. Our total debt, excluding finance lease obligations, unamortized discounts, and unamortized deferred financing fees, had a weighted-average interest rate of 5.3% and a weighted-average maturity of approximately 4 years. At March 31, 2026, we were in compliance with all applicable covenants under the indenture governing our Senior Notes.
Our revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions. At March 31, 2026, we had no balance outstanding, and we were in compliance with all applicable covenants under the revolving credit facility.
We issue letters of credit either under our revolving credit facility or directly with financial institutions. At March 31, 2026, we had $111 million in letters of credit issued directly with financial institutions outstanding. These letters of credit mature on various dates through 2027 and had weighted-average fees of approximately 92 basis points.
See Part I, Item 1, "Financial Statements—Note 9 and Note 12 to our Condensed Consolidated Financial Statements" for additional information.
Capital Return to Stockholders
During the three months ended March 31, 2026, we returned $149 million of capital to our stockholders through $135 million of share repurchases and $14 million of dividend payments. At March 31, 2026, we had approximately $543 million remaining under the share repurchase program. See Part I, Item 1, "Financial Statements—Note 13 to our Condensed Consolidated Financial Statements" for additional information.

Critical Accounting Policies and Estimates
Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures in our condensed consolidated financial statements and accompanying Notes. We have disclosed those estimates that we believe are critical and require complex judgment in their application in our 2025 Form 10-K. At March 31, 2026, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them as previously disclosed in Item 7 to Part II of our 2025 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
At March 31, 2026, there have been no material changes to our market risk previously disclosed in response to Item 7A to Part II of our 2025 Form 10-K.
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
See Part I, Item 1, "Financial Statements—Note 11 and Note 12 to our Condensed Consolidated Financial Statements" for additional information related to tax and legal contingencies, respectively.
Item 1A. Risk Factors.
At March 31, 2026, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our 2025 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of our common stock on a settlement date basis during the three months ended March 31, 2026:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program (2)
January 1 to January 31, 2026	182,143	$164.70	182,143	$647,631,765
February 1 to February 28, 2026	329,847	166.73	329,847	592,634,793
March 1 to March 31, 2026	328,259	152.31	328,259	542,637,353
Total	840,249	$160.66	840,249
(1)On May 8, 2024, our board of directors approved an expansion of our share repurchase program. Under such approval, we are authorized to purchase up to an additional $1,000 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an ASR transaction. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time and does not have an expiration date. At March 31, 2026, we had approximately $543 million remaining under the share repurchase program. See Part I, Item 1, "Financial Statements—Note 13 to our Condensed Consolidated Financial Statements" for additional information.
(2)Excludes related insignificant expenses.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of Hyatt Hotels (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 13, 2026)

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 16, 2022)

+10.1
Hyatt Hotels Corporation Summary of Amended and Restated Non-Employee Director Compensation, effective as of January 1, 2026 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 13, 2026)

+10.2	Employment Letter, dated as of August 19, 2024, between Hyatt Corporation and Amar Lalvani

+10.3	Form of 2025-2027 Form of Lifestyle Performance Share Unit Agreement under the Fifth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan

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

HYATT HOTELS CORPORATION

Date:	April 30, 2026	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

HYATT HOTELS CORPORATION

Date:	April 30, 2026	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)