Form 10-Q
period 2026-06-30
Hyatt Hotels Corp
filed 2026-07-30
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At July 24, 2026, there were 41,600,929 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 52,635,807 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
REVENUES:
Base management fees	$124	$113	$251	$227
Incentive management fees	64	62	150	138
Franchise and other fees	136	126	256	243
Gross fees	324	301	657	608
Contra revenue	(17)	(15)	(40)	(35)
Net fees	307	286	617	573
Owned and leased	274	304	493	523
Distribution	225	262	499	577
Other revenues	—	11	—	22
Revenues for reimbursed costs	1,023	945	1,968	1,831
Total revenues	1,829	1,808	3,577	3,526
DIRECT AND GENERAL AND ADMINISTRATIVE EXPENSES:
General and administrative	180	152	310	278
Owned and leased	223	246	423	440
Distribution	198	219	443	485
Other direct costs	—	20	—	44
Transaction and integration costs	8	82	24	105
Depreciation and amortization	73	82	149	162
Reimbursed costs	1,020	949	1,983	1,851
Total direct and general and administrative expenses	1,702	1,750	3,332	3,365
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	58	31	46	19
Equity earnings (losses) from unconsolidated hospitality ventures	11	6	(2)	(6)
Interest expense	(64)	(74)	(129)	(140)
Gains (losses) on sales of real estate and other	2	(2)	2	(2)
Asset impairments	(5)	(10)	(26)	(14)
Other income (loss), net	53	29	103	72
Income before income taxes	182	38	239	90
Provision for income taxes	(73)	(42)	(89)	(70)
Net income (loss)	$109	$(4)	$150	$20
Net income (loss) attributable to noncontrolling interests	$(1)	$(1)	$2	$3
Net income (loss) attributable to Hyatt Hotels Corporation	$110	$(3)	$148	$17

EARNINGS (LOSSES) PER CLASS A AND CLASS B SHARE:
Net income (loss) attributable to Hyatt Hotels Corporation—Basic	$1.17	$(0.03)	$1.57	$0.17
Net income (loss) attributable to Hyatt Hotels Corporation—Diluted	$1.14	$(0.03)	$1.53	$0.17

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss)	$109	$(4)	$150	$20
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $— and $1 for the three and six months ended June 30, 2026, respectively, and $(4) and $(5) for the three and six months ended June 30, 2025, respectively	(12)	111	(20)	172
Available-for-sale debt securities unrealized fair value adjustments, net of tax of $1 and $3 for the three and six months ended June 30, 2026, respectively, and $(1) and $— for the three and six months ended June 30, 2025, respectively	(15)	3	(19)	(1)
Derivative instrument adjustments, net of tax of $(1) for both the three and six months ended June 30, 2026 and $(1) for both the three and six months ended June 30, 2025	1	2	2	3
Other comprehensive income (loss)	(26)	116	(37)	174
Comprehensive income	$83	$112	$113	$194
Comprehensive income (loss) attributable to noncontrolling interests	$(5)	$25	$(7)	$42
Comprehensive income attributable to Hyatt Hotels Corporation	$88	$87	$120	$152

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$537	$787
Short-term investments	69	26
Receivables, net of allowances of $81 and $79 at June 30, 2026 and December 31, 2025, respectively	1,144	1,123
Prepaids and other assets	286	241
Total current assets	2,036	2,177
Equity method investments	196	186
Property and equipment, net	1,547	1,577
Financing receivables, net of allowances of $51 and $50 at June 30, 2026 and December 31, 2025, respectively	464	442
Operating lease right-of-use assets	310	328
Goodwill	3,451	3,454
Intangibles, net	2,121	2,229
Deferred tax assets	573	518
Other assets	3,278	3,125
TOTAL ASSETS	$13,976	$14,036
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$605	$6
Accounts payable	530	451
Accrued expenses and other current liabilities	504	627
Current contract liabilities	1,465	1,584
Accrued compensation and benefits	182	226
Total current liabilities	3,286	2,894
Long-term debt	3,676	4,272
Long-term contract liabilities	1,107	1,012
Long-term operating lease liabilities	228	243
Other long-term liabilities	2,055	1,956
Total liabilities	10,352	10,377
Commitments and contingencies (Note 13)
EQUITY:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized and none issued and outstanding at both June 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.01 par value per share; 1,000,000,000 shares authorized and 41,525,307 shares issued and outstanding at June 30, 2026; 1,000,000,000 shares authorized and 41,460,839 shares issued and outstanding at December 31, 2025	1	1
Class B common stock, $0.01 par value per share; 384,750,219 shares authorized and 52,755,807 shares issued and outstanding at June 30, 2026; 385,137,885 shares authorized and 53,143,473 shares issued and outstanding at December 31, 2025	—	—
Additional paid-in capital	4	—
Retained earnings	3,478	3,482
Accumulated other comprehensive loss	(177)	(149)
Total stockholders' equity	3,306	3,334
Noncontrolling interests	318	325
Total equity	3,624	3,659
TOTAL LIABILITIES AND EQUITY	$13,976	$14,036

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$150	$20
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149	162
Amortization of share awards	45	46
Amortization of operating lease right-of-use assets	17	17
Deferred income taxes	(49)	(25)
Asset impairments	26	14
Contra revenue	40	35
(Gains) losses, net on marketable securities	(1)	(15)
Contingent consideration liabilities fair value adjustments	(33)	(8)
Payments for key money assets	(77)	(56)
Deferred revenue related to the loyalty program	194	136
Working capital changes and other	(311)	(240)
Net cash provided by operating activities	150	86
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(323)	(355)
Proceeds from marketable securities and short-term investments	244	623
Contributions to equity method and other investments	(33)	(53)
Return of equity method and other investments	7	10
Acquisitions, net of cash acquired	(8)	(1,267)
Capital expenditures	(45)	(74)
Proceeds from sales of real estate and other, net (1)	(9)	(9)
Issuance of financing receivables	(33)	(7)
Proceeds from financing receivables	26	5
Other investing activities	1	7
Net cash used in investing activities	(173)	(1,120)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of issuance costs of $— and $15 for the six months ended June 30, 2026 and June 30, 2025, respectively	—	2,684
Repayments of debt	(2)	(1,527)
Repurchases of common stock	(147)	(149)
Dividends paid	(28)	(28)
Payment of withholding taxes for stock-based compensation	(31)	(23)
Payment of deferred consideration liability	(21)	—
Other financing activities	1	(21)
Net cash provided by (used in) financing activities	(228)	936
Effect of exchange rate changes on cash	1	(16)
Net decrease in cash, cash equivalents, and restricted cash, including cash, cash equivalents, and restricted cash classified within current assets held for sale	(250)	(114)
Change in cash, cash equivalents, and restricted cash classified within current assets held for sale	—	(50)
Net decrease in cash, cash equivalents, and restricted cash	(250)	(164)
Cash, cash equivalents, and restricted cash—Beginning of period	788	1,015
Cash, cash equivalents, and restricted cash—End of period	$538	$851
(1) Primarily includes cash paid for transaction costs and proration adjustments.

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

Supplemental disclosure of cash flow information:

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$537	$846
Restricted cash included in prepaids and other assets	1	1
Restricted cash included in other assets	—	4
Total cash, cash equivalents, and restricted cash	$538	$851

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash paid during the period for interest	$117	$105
Cash paid during the period for income taxes, net	$134	$163
Cash paid for amounts included in the measurement of operating lease liabilities	$22	$21
Non-cash investing and financing activities:
Change in accrued capital expenditures	$(2)	$4
Right-of-use assets obtained in exchange for operating lease liabilities	$5	$10
Contributions to equity method and other investments	$4	$—
Purchase consideration for the Playa Hotels Acquisition (Note 7)	$—	$20

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	Stockholders' equity attributable to Hyatt Hotels Corporation
	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Class	Class	Class	Class
	A	B	A	B
BALANCE—January 1, 2025	42,613,090	53,531,579	$1	$—	$—	$3,815	$(269)	$279	$3,826
Net income	—	—	—	—	—	20	—	4	24
Other comprehensive income	—	—	—	—	—	—	45	13	58
Measurement period adjustment for noncontrolling interest (1)	—	—	—	—	—	—	—	5	5
Repurchases of common stock (2)	(1,078,511)	—	—	—	(13)	(137)	—	—	(150)
Employee stock plan issuance	12,982	—	—	—	2	—	—	—	2
Share-based payment activity	351,159	—	—	—	11	—	—	—	11
Dividends declared (3)	—	—	—	—	—	(14)	—	—	(14)
Class share conversions	19,001	(19,001)	—	—	—	—	—	—	—
BALANCE—March 31, 2025	41,917,721	53,512,578	$1	$—	$—	$3,684	$(224)	$301	$3,762
Net loss	—	—	—	—	—	(3)	—	(1)	(4)
Other comprehensive income	—	—	—	—	—	—	90	26	116
Employee stock plan issuance	21,695	—	—	—	2	—	—	—	2
Share-based payment activity (4)	17,454	—	—	—	25	—	—	—	25
Dividends declared (3)	—	—	—	—	—	(14)	—	—	(14)
BALANCE—June 30, 2025	41,956,870	53,512,578	$1	$—	$27	$3,667	$(134)	$326	$3,887

BALANCE—January 1, 2026	41,460,839	53,143,473	$1	$—	$—	$3,482	$(149)	$325	$3,659
Net income	—	—	—	—	—	38	—	3	41
Other comprehensive loss	—	—	—	—	—	—	(6)	(5)	(11)
Repurchases of common stock (2)	(840,249)	—	—	—	(12)	(124)	—	—	(136)
Employee stock plan issuance	13,224	—	—	—	2	—	—	—	2
Share-based payment activity	363,762	—	—	—	10	—	—	—	10
Dividends declared (3)	—	—	—	—	—	(14)	—	—	(14)
Class share conversions	12,000	(12,000)	—	—	—	—	—	—	—
BALANCE—March 31, 2026	41,009,576	53,131,473	$1	$—	$—	$3,382	$(155)	$323	$3,551
Net income (loss)	—	—	—	—	—	110	—	(1)	109
Other comprehensive loss	—	—	—	—	—	—	(22)	(4)	(26)
Repurchases of common stock	(62,605)	—	—	—	(12)	—	—	—	(12)
Employee stock plan issuance	18,695	—	—	—	3	—	—	—	3
Share-based payment activity	183,975	—	—	—	13	—	—	—	13
Dividends declared (3)	—	—	—	—	—	(14)	—	—	(14)
Class share conversions	375,666	(375,666)	—	—	—	—	—	—	—
BALANCE—June 30, 2026	41,525,307	52,755,807	$1	$—	$4	$3,478	$(177)	$318	$3,624

(1) Relates to an acquisition that was completed during the year ended December 31, 2024.
(2) Includes a $1 million liability recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets at the respective balance sheet dates related to the 1% U.S. federal excise tax.

(3) Cash dividends declared of $0.15 per share includes $6 million and $8 million to Class A and Class B stockholders, respectively.
(4) Includes $3 million of additional paid-in capital related to time-vested restricted stock units granted to certain Playa Hotels & Resorts N.V. employees as part of the total purchase consideration on the acquisition date (see Note 7).

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions of dollars, unless otherwise indicated)
(Unaudited)
1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries have offerings that consist of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential and vacation units. We also offer distribution and destination management services through ALG Vacations and distribution services through Mr & Mrs Smith, a boutique and luxury global travel platform. At June 30, 2026, our hotel portfolio included 1,559 hotels and all-inclusive resorts (377,886 rooms), and our portfolio of properties operated in 83 countries around the world. Additionally, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other trade names or marks owned by such hotels or licensed by third parties.
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
Contract Balances
At June 30, 2026 and December 31, 2025, we had a $10 million and $14 million, respectively, contingent consideration receivable recorded as a contract asset in other assets on our condensed consolidated balance sheets related to the Tortuga sale, as defined in Note 7. We estimate contingent consideration on a recurring basis using the expected value method. During the three and six months ended June 30, 2026, we recognized a $4 million loss in gains (losses) on sales of real estate and other due to a change in estimate.
Contract liabilities were comprised of the following:

	June 30, 2026	December 31, 2025
Deferred revenue related to the loyalty program	$1,798	$1,604
Deferred revenue related to distribution and destination management services	464	643
Advanced deposits	72	59
Initial application fees from franchisees	51	50
Deferred revenue related to insurance programs	49	102
Other deferred revenue	138	138
Total	$2,572	$2,596
Revenue recognized during both the three months ended June 30, 2026 and June 30, 2025 included in the contract liabilities balance at the beginning of each year was $260 million. Revenue recognized during the six months ended June 30, 2026 and June 30, 2025 included in the contract liabilities balance at the beginning of each year was $897 million and $921 million, respectively. This revenue primarily related to distribution and destination management services and the loyalty program.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $135 million at June 30, 2026. This was primarily related to design services fees from third-party owners and initial application fees from franchisees. Design services fees are recognized as revenues over multiple years, typically over a period of less than five years, using the percentage-of-completion method based on the achievement of design and/or renovation or construction milestones, timing of which is inherently uncertain. Initial application fees are recognized as revenues using the straight-line method over the initial term of the franchise agreement, which is generally 20 years. Of the $135 million of contracted revenue, we expect to recognize approximately 15% within the next 12 months, with the remainder to be recognized thereafter.
4.    DEBT AND EQUITY SECURITIES
Variable Interest Entities
Bahia Principe—We hold a variable interest in a VIE that owns the Bahia Principe brand and manages Bahia Principe Hotels & Resorts-branded properties, and we provide certain commercial and management support services to the entity. We consolidate the operating results and financial position of the VIE as we are the primary beneficiary. The following table summarizes the VIE's assets and liabilities, including the effect of foreign currency translation, recorded on our condensed consolidated balance sheets. The assets may only be used to settle obligations of the consolidated VIE, if any. In addition, there is no recourse to us for the consolidated VIE's liabilities.

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$36	$23
Receivables	2	7
Total current assets	38	30
Operating lease right-of-use assets	—	1
Goodwill	173	178
Intangibles, net	537	561
Other assets	60	59
Total assets	$808	$829

Accounts payable	$1	$2
Accrued expenses and other current liabilities	5	5
Accrued compensation and benefits	1	1
Total current liabilities	7	8
Long-term operating lease liabilities	—	1
Other long-term liabilities	175	180
Total liabilities	$182	$189
Unlimited Vacation Club—The entity that owns the Unlimited Vacation Club business is classified as a VIE in which we hold a variable interest but are not the primary beneficiary, and we account for our common ownership interest as an equity method investment. We manage the Unlimited Vacation Club business under a long-term management agreement and license and royalty agreement.
At June 30, 2026 and December 31, 2025, we had $78 million and $80 million, respectively, recorded in other long-term liabilities (see Note 11) on our condensed consolidated balance sheets related to our guaranteed obligations of this unconsolidated VIE. At June 30, 2026 and December 31, 2025, our maximum exposure to loss was $132 million and $149 million, respectively, which includes the maximum exposure of our guaranteed obligations (see Note 13).
Equity Method Investments
At June 30, 2026 and December 31, 2025, we had $196 million and $186 million, respectively, of equity method investments recorded on our condensed consolidated balance sheets. One of our unconsolidated hospitality ventures has its equity shares listed on the BSE Limited and National Stock Exchange of India Limited stock exchanges. At June 30, 2026, the aggregate value of our equity shares was $177 million based on the price per share of the principal market.
During the six months ended June 30, 2026, an equity method investment, in which we hold an ownership interest, sold the underlying hotel to a third party, and we recognized an insignificant gain in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss). At the time of sale, we had $10 million of outstanding financing receivables related to the unconsolidated hospitality venture, which were repaid in conjunction with the sale. Additionally, the unconsolidated hospitality venture repaid its third-party mortgage loan on the property, and we were released from our debt repayment guarantee. Upon sale, we entered into a long-term franchise agreement for the property.
During the three and six months ended June 30, 2025, we recognized $6 million and $7 million, respectively, of impairment charges in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss). The impairment charges were related to certain investments in unconsolidated hospitality ventures in which the estimated fair values were less than the carrying values, and the impairments were deemed other than temporary. We estimated the fair values of our investments, which are classified as Level Three in the hierarchy, using pending third-party offers or internally developed cash flow models.
Marketable Securities and Other Investments
We hold various forms of debt and equity securities for investment purposes and to fund our loyalty program, deferred compensation plans held in rabbi trusts, and captive insurance company. We also periodically transfer available cash and cash equivalents to purchase marketable securities.

Trading Securities—Our trading securities are recorded at fair value based on listed market prices or dealer quotations, where available. At both June 30, 2026 and December 31, 2025, our interest-bearing money market funds were recorded in cash and cash equivalents and all other trading securities were recorded in other assets on our condensed consolidated balance sheets. The following table summarizes the fair values of our trading securities:

	June 30, 2026	December 31, 2025
Level One—Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$183	$441
Exchange-traded funds	8	7
Common shares	13	13
Marketable securities held to fund rabbi trusts	648	594
Level Two—Significant Other Observable Inputs
U.S. government obligations	59	68
U.S. government agencies	6	9
Corporate debt securities	6	7
Mortgage-backed securities	5	4
Asset-backed securities	2	1
Municipal and provincial notes and bonds	1	2
Total	$931	$1,146
Changes in the fair value of marketable securities held to fund rabbi trusts were recognized in the following financial statement line items on our condensed consolidated statements of income (loss) and had no impact on net income (loss): revenues for reimbursed costs; general and administrative expenses; owned and leased expenses; reimbursed costs; and net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
Net unrealized and realized gains recognized in revenues for reimbursed costs, net gains (losses) and interest income from marketable securities held to fund rabbi trusts, and other income (loss), net on our condensed consolidated statements of income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net gains	$86	$51	$68	$43
Less: net gains recognized on securities during the period	(1)	(4)	(5)	(15)
Unrealized net gains recognized on securities held at period end	$85	$47	$63	$28
Available-for-Sale Debt Securities—We hold various available-for-sale ("AFS") debt investments, including fixed income instruments and time deposits with contractual maturity dates ranging from 2026 through 2071, which are recorded at fair value based on listed market prices or dealer quotations, where available. Additionally, we hold a preferred equity investment that is mandatorily redeemable at the earlier of March 31, 2033 or the occurrence of a contractual redemption event, which includes a change in control, at an amount that can vary based on the profitability of the underlying properties. The fair value of the preferred equity investment was estimated using a Monte Carlo simulation to model the probability of possible outcomes. The model included assumptions and judgments regarding discount rates, volatility, expected timing of cash flows, estimated probability of achieving the contractual objectives, and hotel operating results.

Except as noted below, our AFS debt securities were recorded in other assets on our condensed consolidated balance sheets. The following tables summarize the fair values of our AFS debt securities:

	June 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Level Two—Significant Other Observable Inputs
U.S. government obligations (1)	$230	$—	$(4)	$226
U.S. government agencies	28	—	—	28
Corporate debt securities (2)	326	1	(2)	325
Mortgage-backed securities	40	—	(1)	39
Asset-backed securities	34	—	—	34
Municipal and provincial notes and bonds	4	—	—	4
Time deposits (3)	24	—	—	24
Level Three—Significant Unobservable Inputs
Preferred equity	111	—	(13)	98
Total	$797	$1	$(20)	$778

(1) Includes $7 million recorded in short-term investments.
(2) Includes $52 million recorded in short-term investments.
(3) Includes $10 million recorded in both cash and cash equivalents and short-term investments.

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
During both the three and six months ended June 30, 2026 and June 30, 2025, we recognized an insignificant amount of net realized gains in other income (loss), net on our condensed consolidated statements of income (loss). Net unrealized gains (losses) recognized on our condensed consolidated financial statements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other comprehensive income (loss) (Note 14)	$(16)	$4	$(22)	$(1)

During the year ended December 31, 2025, a $30 million convertible debt investment associated with one of our franchised properties was extinguished in conjunction with the recapitalization of the franchisee. During the three and six months ended June 30, 2025, we recognized no amount and $12 million, respectively, of net unrealized losses in other comprehensive income (loss) and $25 million and $30 million, respectively, of credit loss provisions in other income (loss), net on our condensed consolidated financial statements related to this investment.
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

	June 30, 2026
	Amortized cost	Allowance for credit losses	Net carrying value	Gross carrying value on nonaccrual status	Year of contractual maturity date
Time deposits	$175	$—	$175	$—	2027
Preferred equity (1)	351	(15)	336	10	various, through 2033
Total	$526	$(15)	$511	$10

(1) Includes $27 million recorded in prepaids and other assets.

	December 31, 2025
	Amortized cost	Allowance for credit losses	Net carrying value	Gross carrying value on nonaccrual status	Year of contractual maturity date
Time deposits	$153	$—	$153	$—	2027
Preferred equity	322	(9)	313	16	various, through 2062
Total	$475	$(9)	$466	$16

At June 30, 2026 and December 31, 2025, our preferred equity included a $199 million and $196 million, respectively, investment recorded net of a $26 million and $29 million, respectively, unamortized discount. Accretion of the discount was recognized in interest income within other income (loss), net on our condensed consolidated statements of income (loss) (see Note 19) and was based on an imputed interest rate of 8.9%.
The following table summarizes the activity in our HTM debt securities allowance for credit losses:

	2026	2025
Allowance at January 1	$9	$9
Provisions	6	—
Allowance at March 31	$15	$9
Provisions	—	—
Allowance at June 30	$15	$9
The following table summarizes the fair values of our HTM debt securities:

	June 30, 2026	December 31, 2025
Level Two—Significant Other Observable Inputs
Time deposits	$175	$153
Preferred equity	—	1
Level Three—Significant Unobservable Inputs
Preferred equity	338	314
Equity Securities Without A Readily Determinable Fair Value—At June 30, 2026 and December 31, 2025, we held $6 million and $11 million, respectively, of investments in equity securities without a readily determinable fair value, which were recorded in other assets on our condensed consolidated balance sheets and represent investments in entities where we do not have the ability to significantly influence the operations of the entity.

During the six months ended June 30, 2026 and June 30, 2025, we recognized $5 million and an insignificant amount, respectively, of impairment charges in other income (loss), net on our condensed consolidated statements of income (loss) (see Note 19) as the estimated fair values of the investments were less than the carrying values. We estimated the fair values, which are classified as Level Three in the fair value hierarchy, using internally developed cash flow models.
Fair Value Measurement—During both the six months ended June 30, 2026 and June 30, 2025, there were no transfers between levels of the fair value hierarchy for any of our securities.
5.    PROPERTY AND EQUIPMENT, NET

	June 30, 2026	December 31, 2025
Total property and equipment	$3,295	$3,262
Less: accumulated depreciation	(1,748)	(1,685)
Total property and equipment, net	$1,547	$1,577
During the three and six months ended June 30, 2025, we assessed the recoverability of certain asset groups, including property and equipment and operating lease right-of-use ("ROU") assets, and determined that the carrying values were not fully recoverable. We then estimated the fair values of these assets, which are classified as Level Three in the hierarchy, using pending third-party offers or internally developed cash flow models, which incorporated cash flow assumptions based on current economic trends, historical experience, and future growth projections. We determined that the carrying values of certain asset groups were in excess of the fair values, and we allocated the impairment charges to the long-lived assets within the asset groups. During the three and six months ended June 30, 2025, we recognized $6 million and $2 million of impairment charges related to property and equipment and operating lease ROU assets, respectively, in asset impairments on our condensed consolidated statements of income (loss) within our owned and leased segment.
6.    RECEIVABLES
Receivables

	June 30, 2026	December 31, 2025
Total receivables	$1,225	$1,202
Less: allowance for credit losses	(81)	(79)
Total receivables, net of allowances	$1,144	$1,123
The following table summarizes the activity in our receivables allowance for credit losses:

	2026	2025
Allowance at January 1	$79	$62
Provisions (reversals), net	7	4
Write-offs	(4)	(2)
Allowance at March 31	$82	$64
Write-offs	(1)	(1)
Provisions (reversals), net	—	5
Allowance at June 30	$81	$68

Financing Receivables

	June 30, 2026	December 31, 2025
Secured financing to hotel owners	$185	$163
Unsecured financing to hotel owners and unconsolidated hospitality ventures (1)	231	255
Deferred fee arrangements	134	104
Total financing receivables	$550	$522
Less: current portion of financing receivables included in receivables, net	(35)	(30)
Less: allowance for credit losses	(51)	(50)
Total long-term financing receivables, net of allowances	$464	$442

(1) Includes a $41 million and $39 million loan, net of a $9 million and $11 million unamortized discount, at June 30, 2026 and December 31, 2025, respectively, related to seller financing issued in conjunction with a prior asset disposition. Accretion of the discount was recognized in interest income within other income (loss), net on our condensed consolidated statements of income (loss) (see Note 19) and was based on an imputed interest rate of 9.4%.

The following table summarizes the activity in our financing receivables allowance for credit losses:

	2026	2025
Allowance at January 1	$50	$36
Provisions (reversals), net	9	6
Write-offs	(1)	—
Allowance at March 31	$58	$42
Provisions (reversals), net	(7)	—
Foreign currency exchange, net	—	1
Allowance at June 30	$51	$43
Our financing receivables were comprised of the following:

	June 30, 2026
	Amortized cost	Allowance for credit losses	Net carrying value	Gross carrying value on nonaccrual status
Junior and senior mortgage loans	$185	$—	$185	$—
Unsecured loans	231	(41)	190	46
Deferred fee arrangements (1)	134	(10)	124	126
Total	$550	$(51)	$499	$172

(1) Primarily greater than 90 days past due based on the nature of the financing receivables class.

	December 31, 2025
	Amortized cost	Allowance for credit losses	Net carrying value	Gross carrying value on nonaccrual status
Junior and senior mortgage loans	$163	$—	$163	$—
Unsecured loans	255	(41)	214	46
Deferred fee arrangements (1)	104	(9)	95	96
Total	$522	$(50)	$472	$142

(1) Primarily greater than 90 days past due based on the nature of the financing receivables class.
We estimated the fair value of financing receivables, which are classified as Level Three in the fair value hierarchy, to be approximately $521 million and $493 million at June 30, 2026 and December 31, 2025, respectively.

7.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Playa Hotels & Resorts N.V.—During the three months ended June 30, 2025, we completed a tender offer process to purchase all of the issued and outstanding ordinary shares of Playa Hotels & Resorts N.V. ("Playa Hotels," and such acquisition, the "Playa Hotels Acquisition") at a cash price of $13.50 per share (the "Offer Consideration"). Immediately prior to the acquisition date, we held 9.9% of Playa Hotels' outstanding shares, which were accounted for as trading securities. On June 11, 2025, the acquisition date, we paid cash of $1,497 million, obtained control over a majority of the outstanding shares, and repaid Playa Hotels' existing term loan for $1,078 million, inclusive of $3 million of accrued interest (see Note 10). All remaining shares were acquired from June 12, 2025 to June 17, 2025. The impact of the noncontrolling interest during the intervening period was insignificant. On June 17, 2025, we completed the acquisition, which was financed through proceeds from debt (see Note 10). We accounted for the transaction as a business combination.
Upon acquisition, each unvested restricted share and restricted stock unit award held by non-executive directors of Playa Hotels and certain terminating employees (collectively, the "Terminating Employees") became fully vested and was automatically converted into the right to receive cash, equal to the Offer Consideration multiplied by the total number of unvested ordinary shares as of immediately prior to the closing of the Playa Hotels Acquisition. Vesting for awards eligible to vest based on performance goals was determined based on relevant provisions in underlying award agreements, with such vesting occurring either (i) as though the greater of target performance or actual performance had been achieved or (ii) as though target performance had been achieved, except that, all such awards granted during 2024 vested at the applicable maximum performance level. We paid $55 million to Terminating Employees, of which $25 million was attributable to pre-combination vesting and included in the purchase consideration. The remaining $30 million was attributable to post-combination vesting, of which $28 million was recognized in transaction and integration costs on our condensed consolidated statements of income (loss) during the three months ended June 30, 2025, and the remaining amount was expensed during the fourth quarter of 2025.
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
The fair value of the Assumed Awards, which was estimated based on the closing stock price of our Class A common stock on the acquisition date, was $17 million, of which $3 million was attributable to pre-combination vesting and included in the purchase consideration. The remaining $14 million was attributable to post-combination vesting and will be recognized as compensation expense on a straight-line basis over the requisite service period on our condensed consolidated statements of income (loss) (see Note 15).

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
The acquisition primarily consisted of 15 all-inclusive resorts across Mexico, the Dominican Republic, and Jamaica (the "Playa Hotels Portfolio"). During the year ended December 31, 2025, we sold the entirety of the Playa Hotels Portfolio to unrelated third parties for approximately $2,000 million, inclusive of a $200 million preferred equity investment in the parent of one of the third-party entities that owns the properties, and up to an additional $143 million of contingent consideration, if certain operating thresholds are met. See "—Dispositions" below for additional information.
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
We finalized the fair values of the assets acquired and liabilities assumed in the second quarter of 2026. Measurement period adjustments recorded on our condensed consolidated balance sheet at June 30, 2026 primarily included a $6 million decrease to current assets held for sale and a corresponding increase in goodwill. The measurement period adjustments primarily resulted from the refinement of certain assumptions and were based on facts and circumstances that existed at the acquisition date.

The following table summarizes the fair value of the identifiable net assets acquired at the acquisition date:

Purchase consideration	$1,533
Fair value of Hyatt's previously-held ordinary shares	164
Total to be allocated	$1,697

Cash and cash equivalents	$195
Receivables	7
Prepaids and other assets	4
Current assets held for sale	135
Property and equipment	2
Operating lease right-of-use assets	6
Goodwill (1)	973
Deferred tax assets	2
Other assets	1
Long-term assets held for sale	1,761
Total assets acquired	$3,086

Accounts payable	$34
Accrued expenses and other current liabilities	111
Accrued compensation and benefits	8
Current liabilities held for sale	120
Debt	1,075
Long-term operating lease liabilities	5
Other long-term liabilities	1
Long-term liabilities held for sale	35
Total liabilities assumed	$1,389
Total net assets acquired attributable to Hyatt Hotels Corporation	$1,697

(1) The goodwill is attributable to securing the ability for us to manage certain properties in the Playa Hotels Portfolio over the long term as well as the growth opportunities we expect to realize by introducing the properties to our all-inclusive platform offerings, including our distribution and destination management services and the Unlimited Vacation Club business that we manage. The goodwill, of which $865 million was recorded within our management and franchising segment and $108 million was recorded within our distribution segment, was not tax deductible at the acquisition date.

Following the acquisition date, the operating results of Playa Hotels were recognized on our condensed consolidated statements of income (loss). For the period from the acquisition date through June 30, 2025, total revenues attributable to Playa Hotels were $47 million and the net loss attributable to Playa Hotels was $36 million, including $45 million of non-recurring transaction costs that were incurred and recognized by Playa Hotels, as included below.
During the three and six months ended June 30, 2025, we recognized $65 million and $79 million, respectively, of transaction costs, including the costs incurred and recognized in Playa Hotels' operating results above, in transaction and integration costs on our condensed consolidated statements of income (loss). The costs primarily related to financial advisory and legal fees, severance payments to Terminating Employees, and payments made to settle unvested awards of Terminating Employees.
Additionally, during the year ended December 31, 2025, we terminated Playa Hotels' third-party owned and operated membership program and acquired certain contracts with customers. During the three months ended June 30, 2026, we paid $8 million of consideration related to the asset acquisition.

Unaudited Pro Forma Combined Financial Information
The following table presents the unaudited pro forma combined results of Hyatt and Playa Hotels as if the Playa Hotels Acquisition had occurred on January 1, 2024:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Total revenues	$1,969	$3,941
Net income attributable to Hyatt Hotels Corporation	38	106
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
•Recognition of a non-recurring realized gain related to our previously-held ordinary shares in Playa Hotels as of the beginning of the earliest period presented, and removal of the unrealized gains and losses historically recognized by Hyatt; and
•Tax effects of the acquisition as if Playa Hotels had been part of the combined company since January 1, 2024.
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
Dispositions
Playa Hotels Portfolio—During the year ended December 31, 2025, we sold one of the properties in the Playa Hotels Portfolio to an unrelated third party, and we sold the shares of the entities that own the remaining 14 properties to Tortuga Resorts, an unrelated third party, (the "Tortuga sale" and, collectively, the "sale of the Playa Hotels Portfolio"). In conjunction with the Tortuga sale, we entered into long-term management agreements for 13 of 14 hotels.

During the three and six months ended June 30, 2026, we recognized a $6 million net pre-tax gain primarily related to proration adjustments and transaction costs in gains (losses) on sales of real estate and other on our condensed consolidated statements of income (loss). The operating results and financial position of the hotels in the Playa Hotels Portfolio prior to the sale remain within our owned and leased segment. Although we concluded the disposal of these properties did not qualify as discontinued operations, the disposal was considered individually significant. Pre-tax net loss attributable to the Playa Hotels Portfolio was $14 million during the three and six months ended June 30, 2025.
The following table summarizes amounts recorded on our condensed consolidated balance sheets related to proration adjustments and other amounts to be settled with Tortuga Resorts in the future:

	June 30, 2026	December 31, 2025
Receivables, net	$41	$41
Other assets	14	14
Accrued expenses and other current liabilities	4	—
8.    INTANGIBLES, NET

		June 30, 2026
	Weighted-average useful lives in years	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	21	$1,489	$(396)	$1,093
Brand and other indefinite-lived intangibles	—	806	—	806
Customer relationships intangibles	11	355	(148)	207
Other intangibles	9	28	(13)	15
Total		$2,678	$(557)	$2,121

	December 31, 2025
	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	$1,545	$(367)	$1,178
Brand and other indefinite-lived intangibles	809	—	809
Customer relationships intangibles	354	(129)	225
Other intangibles	29	(12)	17
Total	$2,737	$(508)	$2,229

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense	$33	$37	$66	$73
The following table summarizes impairment charges recognized in asset impairments on our condensed consolidated statements of income (loss), which were primarily as a result of contract terminations within our management and franchising segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Management and hotel services agreement and franchise agreement intangibles	$5	$2	$26	$6

9.    OTHER ASSETS

	June 30, 2026	December 31, 2025
Key money assets	$1,160	$1,095
AFS debt securities (Note 4)	699	672
Marketable securities held to fund rabbi trusts (Note 4)	648	594
HTM debt securities (Note 4)	484	466
Other trading securities (Note 4)	100	111
Indemnification asset (Note 4)	60	59
Other	127	128
Total	$3,278	$3,125
10.    DEBT

	June 30, 2026	December 31, 2025
$600 million senior unsecured notes maturing in 2027—5.750%	$600	$600
$400 million senior unsecured notes maturing in 2028—4.375%	399	399
$500 million senior unsecured notes maturing in 2028—5.050%	500	500
$600 million senior unsecured notes maturing in 2029—5.250%	600	600
$450 million senior unsecured notes maturing in 2030—5.750%	440	440
$450 million senior unsecured notes maturing in 2031—5.375%	450	450
$500 million senior unsecured notes maturing in 2032—5.750%	500	500
$350 million senior unsecured notes maturing in 2034—5.500%	350	350
$400 million senior unsecured notes maturing in 2035—5.400%	400	400
Variable rate term loan	50	51
Floating average rate loan	18	19
Total debt excluding finance lease obligations, unamortized discounts, and unamortized deferred financing fees	4,307	4,309
Finance lease obligations	3	3
Unamortized discounts and unamortized deferred financing fees	(29)	(34)
Total debt	4,281	4,278
Less: current maturities of long-term debt	(605)	(6)
Total long-term debt	$3,676	$4,272
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
Delayed Draw Term Loan Facility—During the three months ended June 30, 2025, we entered into a credit agreement with a syndicate of lenders for a $1,700 million delayed draw term loan facility (the "DDTL Facility") and borrowed $1,700 million (the "DDTL Loans"). We received $1,694 million of proceeds, net of $6 million of issuance costs, which we used to finance the Playa Hotels Acquisition (see Note 7), repay certain indebtedness of Playa Hotels and its subsidiaries as described below, and pay related fees and expenses. During the year ended December 31, 2025, we repaid the outstanding $1,700 million of DDTL Loans.
Playa Hotels Term Loan Repayment—During the three months ended June 30, 2025, in conjunction with the Playa Hotels Acquisition, we repaid the outstanding balance of an assumed term loan for $1,078 million, inclusive of $3 million of accrued interest, on the acquisition date (see Note 7).

Revolving Credit Facility—During both the six months ended June 30, 2026 and June 30, 2025, we had no borrowings or repayments on our revolving credit facility in effect for each of the respective periods. At both June 30, 2026 and December 31, 2025, we had no balance outstanding. At June 30, 2026, we had $1,497 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding (see Note 13).
Fair Value—The following table summarizes the fair value of our debt, which includes the senior unsecured notes above (collectively, the "Senior Notes") and other long-term debt and excludes finance lease obligations, unamortized discounts, and unamortized deferred financing fees:

	June 30, 2026	December 31, 2025
Level Two—Significant Other Observable Inputs
Senior Notes	$4,286	$4,349
Level Three—Significant Unobservable Inputs
Other long-term debt	69	71
11.    OTHER LONG-TERM LIABILITIES

	June 30, 2026	December 31, 2025
Deferred compensation plans funded by rabbi trusts (Note 4 and Note 9)	$648	$594
Income taxes payable	620	562
Deferred income taxes (Note 12)	213	216
Guarantee liabilities (Note 13)	190	186
Contingent consideration liabilities (Note 13)	142	177
Self-insurance liabilities (Note 13)	97	91
Deferred consideration liability (1)	45	45
Other	100	85
Total	$2,055	$1,956

(1) At December 31, 2025, we had $23 million related to the deferred consideration liability recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet, which was paid during the six months ended June 30, 2026. The total deferred consideration liability was net of a $1 million and $2 million unamortized discount at June 30, 2026 and December 31, 2025, respectively. Accretion of the discount was recognized in interest expense on our condensed consolidated statements of income (loss) and was based on an imputed interest rate of 4.8%.

12.    TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Provision for income taxes	$73	$42	$89	$70
Provision for income taxes increased during the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily due to increased pre-tax income.
We are subject to audits by federal, state, and foreign tax authorities. U.S. tax years 2021 through 2023 are currently under field exam. U.S. tax years 2009 through 2011 have been subject to a U.S. Tax Court case concerning the tax treatment of the loyalty program in which the Internal Revenue Service ("IRS") is asserting that loyalty program contributions are taxable income to the Company. The litigation remains ongoing before the U.S. Court of Appeals for the Seventh Circuit, as discussed below. U.S. tax years 2012 through 2020 are open pending the outcome of the proceedings for U.S. years 2009 through 2011.

The Tax Court issued an opinion on October 2, 2023 related to the loyalty program case and determined that the Company must recognize approximately $12 million in net taxable income for the tax years 2009 through 2011, but that the Company need not recognize approximately $228 million in net taxable income related to tax years that preceded 2009. The Tax Court entered its decision on September 13, 2024. The Company filed a Notice of Appeal to the U.S. Court of Appeals for the Seventh Circuit on December 9, 2024 to challenge the Tax Court's rulings that were not in the Company's favor. On April 22, 2026, the Seventh Circuit issued an opinion agreeing with certain of the Company's legal arguments, disagreeing with certain of the Tax Court's conclusions, vacating the decision of the Tax Court, and remanding the case to the Tax Court for further proceedings. On July 8, 2026, the IRS filed a petition for panel rehearing and rehearing en banc with the U.S. Court of Appeals for the Seventh Circuit. If the legal proceedings ultimately reach a conclusion consistent with the Tax Court's prior opinion, the estimated income tax payment due for the subsequent tax years 2012 through 2026 would be $387 million, including $71 million of estimated interest, net of federal benefit. We believe we have an adequate uncertain tax liability recorded for this matter and believe that the ultimate outcome of this matter will not have a material effect on our consolidated financial position, results of operations, or liquidity.
At June 30, 2026 and December 31, 2025, total unrecognized tax benefits recorded in other long-term liabilities on our condensed consolidated balance sheets were $470 million and $503 million, respectively, of which $171 million and $244 million, respectively, would impact the effective tax rate, if recognized. The decrease was primarily related to the settlement of an assumed tax liability that was triggered by the Playa Hotels Acquisition, partially offset by an increase related to an accrual for the U.S. tax treatment of the loyalty program.
Through a prior acquisition, we assumed an assessment of additional corporate income tax from the Mexican tax authorities, which was in the process of being appealed, primarily related to disallowed deductions taken on historical tax returns. Our request for appeal to a higher court for one of the tax years was denied on May 15, 2024, and the assessment was finalized. During the six months ended June 30, 2026, the Mexican Circuit Court issued rulings and disallowed deductions for the other tax year, and the Mexican tax authorities issued a final tax assessment. At June 30, 2026 and December 31, 2025, we had $40 million and $37 million, respectively, of tax liabilities recorded in connection with this matter, which included $26 million and $37 million, respectively, recorded in other long-term liabilities and $14 million and no amount, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
Further, the Mexican tax authorities disallowed credits taken on historical tax returns and applied value added taxes to certain transactions. The Mexican Circuit Court ruling described above also resulted in a favorable outcome for one of the tax years with respect to this matter. During the three months ended June 30, 2026, our appeal related to the other tax year was denied, and we appealed the decision to a higher court. We have not recorded a liability associated with the additional value added tax for the other tax year as we do not believe a loss is probable. At June 30, 2026, our maximum exposure is not expected to exceed $9 million.
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recorded a liability in connection with this matter. At June 30, 2026, our maximum exposure is not expected to exceed $20 million, including $15 million of estimated penalties and interest.
13.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety and other bonds, and letter of credit agreements.
Commitments—At June 30, 2026, we are committed, under certain conditions, to lend, provide certain consideration to, or invest in various business ventures up to $750 million, net of any related letters of credit.
Performance Guarantees and Performance Cure Payments—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. Except as described below, at June 30, 2026, our performance guarantees had $171 million of remaining maximum exposure and expire between 2027 and 2042.
Through acquisitions, we acquired certain management and hotel services agreements with performance guarantees based on annual performance levels and with expiration dates between 2027 and 2045. Contract terms within certain management and hotel services agreements limit our exposure, and therefore, we are unable to reasonably estimate our maximum potential future payments.

At June 30, 2026 and December 31, 2025, we had $119 million and $114 million, respectively, of total performance guarantee liabilities, which included $107 million and $95 million, respectively, recorded in other long-term liabilities and $12 million and $19 million, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
Additionally, we enter into certain management and hotel services agreements where we have the right, but not an obligation, to make payments to certain third-party owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the contract. At both June 30, 2026 and December 31, 2025, we had $4 million recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to these performance cure payments.
Debt Repayment Guarantees—We enter into various debt repayment guarantees, as summarized below, in order to assist third-party owners, franchisees, and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Geographical region	Maximum potential future payments (1)	Maximum exposure net of recoverability from third parties (1), (2)	Other long-term liabilities recorded at June 30, 2026	Other long-term liabilities recorded at December 31, 2025	Year of guarantee expiration (3)
United States (4)	$92	$20	$26	$23	various, through 2031
All foreign	13	—	7	5	various, through 2028
Total	$105	$20	$33	$28

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
At June 30, 2026, we are not aware, nor have we received any notification, that our third-party owners, franchisees, or unconsolidated hospitality ventures are not current on their debt service obligations where we have provided a debt repayment guarantee.
Other Guarantees—We agreed to guarantee up to $70 million of our hospitality venture partner's investment in the Unlimited Vacation Club (see Note 4). Additionally, we have provided indemnifications to third-party purchasers in certain dispositions and an unconsolidated hospitality venture for obligations the related entities may incur as a result of certain tax matters or uncertain tax positions. At June 30, 2026, the indemnifications for open tax matters had a maximum exposure of $102 million, including $33 million related to an audit assessment received on July 13, 2026 for one of the open indemnified tax matters, which we intend to appeal on behalf of the third-party purchaser. At June 30, 2026 and December 31, 2025, we had $50 million and $63 million, respectively, of guarantee liabilities recorded in other long-term liabilities on our condensed consolidated balance sheets associated with these guarantees.
Guarantee Liabilities Fair Value—We estimated the fair value of guarantee liabilities, which are classified as Level Three in the fair value hierarchy, to be approximately $215 million and $180 million at June 30, 2026 and December 31, 2025, respectively.
Contingent Consideration Fair Value—As part of acquisitions, we have entered into various contingent consideration arrangements. At June 30, 2026, we had $352 million of potential future consideration remaining under these arrangements. However, we have one arrangement where we are unable to reasonably estimate our maximum potential future consideration remaining.
At June 30, 2026 and December 31, 2025, we had $142 million and $177 million, respectively, recorded in other long-term liabilities and $1 million and $3 million, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to contingent consideration. Our contingent consideration liabilities are remeasured at fair value on a recurring basis and are classified as Level Three in the fair value hierarchy. Changes in fair value were recognized in other income (loss), net on our condensed consolidated statements of income (loss).

The following table summarizes the activity in our contingent consideration liabilities:

	2026	2025
Fair value at January 1	$180	$217
Changes in fair value (Note 19)	(31)	(5)
Payments	(3)	(3)
Foreign currency exchange, net (Note 19)	(1)	—
Fair value at March 31	$145	$209
Changes in fair value (Note 19)	(2)	(3)
Foreign currency exchange, net (Note 19)	—	3
Fair value at June 30	$143	$209
Insurance—We obtain insurance for potential losses from general liability, property, automobile, aviation, environmental, workers' compensation, employment practices, crime, cyber, and other miscellaneous risks. A portion of these risks is retained through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. At June 30, 2026 and December 31, 2025, we had $150 million and $146 million, respectively, of total reserves for losses in our captive insurance company, which included $53 million and $55 million, respectively, recorded in accrued expenses and other current liabilities and $97 million and $91 million, respectively, recorded in other long-term liabilities (see Note 11) on our condensed consolidated balance sheets.
Collective Bargaining Agreements—At June 30, 2026, approximately 22% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between various unions and us. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety and Other Bonds—At June 30, 2026, surety and other bonds issued on our behalf were $163 million, which primarily related to our insurance programs, customer deposits associated with ALG Vacations, taxes, licenses, liens, and utilities for certain managed and franchised hotels.
Letters of Credit—At June 30, 2026, letters of credit outstanding on our behalf were $114 million, which primarily related to our ongoing operations, collateral for customer deposits associated with ALG Vacations, collateral for estimated insurance claims, and securitization of our performance under a certain debt repayment guarantee, which is only called on if the borrower defaults on its obligations. Of the letters of credit outstanding, $3 million reduces the available capacity under our revolving credit facility (see Note 10).
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
14.    EQUITY
Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss, net of tax impacts, were as follows:

	Foreign currency translation adjustments	AFS debt securities unrealized fair value adjustments	Derivative instruments adjustments	Pension liabilities adjustments	Total
Balance at January 1, 2026	$(136)	$2	$(16)	$1	$(149)
Other comprehensive loss before reclassification	(3)	(4)	—	—	(7)
Amounts reclassified from accumulated other comprehensive loss (1)	—	—	1	—	1
Balance at March 31, 2026	$(139)	$(2)	$(15)	$1	$(155)
Other comprehensive loss before reclassification	(8)	(15)	—	—	(23)
Amounts reclassified from accumulated other comprehensive loss (1)	—	—	1	—	1
Balance at June 30, 2026	$(147)	$(17)	$(14)	$1	$(177)

(1) Includes realized losses recognized in interest expense on our condensed consolidated statements of income (loss) related to the settlement of interest rate locks. We expect to reclassify $5 million of losses, net of insignificant tax impacts, related to the interest rate locks over the next 12 months.

	Foreign currency translation adjustments	AFS debt securities unrealized fair value adjustments	Derivative instruments adjustments	Pension liabilities adjustments	Total
Balance at January 1, 2025	$(251)	$2	$(20)	$—	$(269)
Other comprehensive income (loss) before reclassification	48	(4)	—	—	44
Amounts reclassified from accumulated other comprehensive loss (2)	—	—	1	—	1
Balance at March 31, 2025	$(203)	$(2)	$(19)	$—	$(224)
Other comprehensive income before reclassification	85	3	1	—	89
Amounts reclassified from accumulated other comprehensive loss (2)	—	—	1	—	1
Balance at June 30, 2025	$(118)	$1	$(17)	$—	$(134)

(2) Includes realized losses recognized in interest expense on our condensed consolidated statements of income (loss) related to the settlement of interest rate locks.

Share Repurchases—On both May 8, 2024 and May 20, 2026, our board of directors approved an expansion of our share repurchase program. Under each approval, we are authorized to purchase up to an additional $1,000 million of Class A and Class B common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase ("ASR") transaction, at prices we deem appropriate and subject to market conditions, applicable law, and other factors deemed relevant in our sole discretion. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time and does not have an expiration date.

	Six Months Ended June 30,
	2026	2025
Total number of shares repurchased	902,854	1,078,511
Weighted-average price per share	$162.81	$138.50
Aggregate purchase price (1)	$147	$149

(1) Excludes related insignificant expenses.
The shares of Class A common stock repurchased in the open market were retired and returned to the status of authorized and unissued shares. At June 30, 2026, we had $1,531 million remaining under the share repurchase program.
15.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan (as amended from time to time, "LTIP"), we award time-vested stock appreciation rights ("SARs"), RSUs, and performance-vested restricted stock units ("PSUs") to certain employees and non-employee directors. In addition, non-employee directors may elect to receive their annual fees and/or annual equity retainers in the form of shares of our Class A common stock. The Assumed Awards (see Note 7) continue to be governed by the terms of the Playa Hotels Plan.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
SARs	$1	$—	$7	$13
RSUs	9	9	26	26
PSUs	7	6	12	7
Total	$17	$15	$45	$46
SARs—During the six months ended June 30, 2026, we granted 152,377 SARs to employees with a weighted-average grant date fair value of $65.14. During the six months ended June 30, 2025, we granted 311,519 SARs to employees with a weighted-average grant date fair value of $53.17.
RSUs—During the six months ended June 30, 2026, we granted 378,911 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $146.79. During the six months ended June 30, 2025, we granted 565,840 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $125.56.
PSUs—During the six months ended June 30, 2026, we granted 114,300 PSUs to employees with a weighted-average grant date fair value of $178.56. During the six months ended June 30, 2025, we granted 267,389 PSUs to employees with a weighted-average grant date fair value of $144.84.

Unearned Compensation—Our total unearned compensation for our stock-based compensation programs at June 30, 2026 was $4 million for SARs, $51 million for RSUs, and $22 million for PSUs, which will be recognized in general and administrative expenses, distribution expenses, and transaction and integration costs on our condensed consolidated statements of income (loss) over a weighted-average period of three years.
16.    RELATED-PARTY TRANSACTIONS
Related-party transactions entered into by us are summarized as follows:
Equity Method Investments—We have certain investments in unconsolidated hospitality ventures accounted for under the equity method, with ownership interests ranging from 20% to 50%. These entities own, operate, manage, or franchise properties or other hospitality-related businesses, through which we earn management, franchise, license, or royalty fees. We may also provide loans or guarantees to these entities (see Note 4, Note 6, and Note 13) and recognize related income. The following tables summarize amounts recorded on our condensed consolidated financial statements related to these investments:

	June 30, 2026	December 31, 2025
Receivables, net	$44	$44
Financing receivables, net	124	124

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Base management fees	$4	$4	$8	$8
Incentive management fees	2	2	5	5
Franchise and other fees	18	18	37	35
Other income (loss), net (1)	—	2	1	3
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
Legal Services—A partner in a law firm that provided services to us throughout 2026 and 2025 is an immediate family member of a principal stockholder. During the three and six months ended June 30, 2026, we incurred $1 million and $2 million, respectively, of legal fees with this firm. During the three and six months ended June 30, 2025, we incurred $9 million and $23 million, respectively, of legal fees with this firm. At both June 30, 2026 and December 31, 2025, we had $1 million due to the law firm.
Class B Share Conversion—During the six months ended June 30, 2026 and June 30, 2025, 387,666 shares and 19,001 shares, respectively, of Class B common stock were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.

17.    SEGMENT INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker ("CODM") to assess performance and make decisions regarding the allocation of resources. Our CODM is our Chairman, President and Chief Executive Officer. We define our operating and reportable segments as follows:
•Management and franchising—This segment derives its earnings primarily from the provision of management, franchising, and hotel services, or the licensing of our intellectual property to (i) our portfolio of properties, (ii) our co-branded credit card programs, and (iii) other hospitality-related businesses. Intersegment revenues relate to management and franchise fees earned from our owned and leased hotels and commission fees earned from certain ALG Vacations bookings, both of which are eliminated in consolidation. Additionally, we recognize revenues for reimbursed costs in this segment primarily related to payroll at managed properties where we are the employer, as well as costs associated with system-wide services and the loyalty program operated on behalf of owners of managed and franchised properties.
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
•Distribution—This segment derives its earnings primarily from distribution and destination management services offered through ALG Vacations and the boutique and luxury global travel platform offered through Mr & Mrs Smith. Adjusted EBITDA includes intercompany commission fee expenses paid to our management and franchising segment, which are eliminated in consolidation.
Within overhead, we include unallocated corporate expenses.
During the six months ended June 30, 2026, we revised our definition of Adjusted EBITDA to no longer include our pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA, and we recast prior-period results to provide comparability. The revised definition is consistent with information provided to our CODM.
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

The following tables present revenues disaggregated by the nature of the product or service and by segment and a reconciliation of segment revenues to segment Adjusted EBITDA:

	Three Months Ended June 30, 2026
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$131	$—	$—	$131	$(7)	$124
Incentive management fees	66	—	—	66	(2)	64
Franchise and other fees	137	—	—	137	(1)	136
Gross fees	334	—	—	334	(10)	324
Rooms and packages	—	191	—	191	(5)	186
Food and beverage	—	55	—	55	—	55
Other	—	33	—	33	—	33
Owned and leased	—	279	—	279	(5)	274
Distribution	—	—	225	225	—	225
Segment revenues	334	279	225	838	(15)	823
Contra revenue	(17)	—	—	(17)	—	(17)
Revenues for reimbursed costs	1,023	—	—	1,023	—	1,023
Total revenues	$1,340	$279	$225	$1,844	$(15)	$1,829

Intersegment revenues	$10	$5	$—	$15

	Six Months Ended June 30, 2026
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$264	$—	$—	$264	$(13)	$251
Incentive management fees	153	—	—	153	(3)	150
Franchise and other fees	259	—	—	259	(3)	256
Gross fees	676	—	—	676	(19)	657
Rooms and packages	—	337	—	337	(9)	328
Food and beverage	—	103	—	103	—	103
Other	—	62	—	62	—	62
Owned and leased	—	502	—	502	(9)	493
Distribution	—	—	499	499	—	499
Segment revenues	676	502	499	1,677	(28)	1,649
Contra revenue	(40)	—	—	(40)	—	(40)
Revenues for reimbursed costs	1,968	—	—	1,968	—	1,968
Total revenues	$2,604	$502	$499	$3,605	$(28)	$3,577

Intersegment revenues	$19	$9	$—	$28

	Three Months Ended June 30, 2026
	Management and franchising	Owned and leased	Distribution
Segment revenues	$334	$279	$225
Significant segment expenses:
Adjusted general and administrative expenses	(68)	(3)	—
Owned and leased expenses (1)	—	(237)	—
Distribution expenses (2)	—	—	(199)
Other segment items (3)	—	1	1
Segment Adjusted EBITDA	$266	$40	$27

(1) Includes intercompany management fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
(2) Includes intercompany commission fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
(3) Owned and leased removes the change in market performance of the underlying invested assets recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts. Distribution removes stock-based compensation expense recognized in distribution expenses.

	Six Months Ended June 30, 2026
	Management and franchising	Owned and leased	Distribution
Segment revenues	$676	$502	$499
Significant segment expenses:
Adjusted general and administrative expenses	(146)	(5)	—
Owned and leased expenses (4)	—	(448)	—
Distribution expenses (5)	—	—	(446)
Other segment items (6)	—	1	3
Segment Adjusted EBITDA	$530	$50	$56

(4) Includes intercompany management fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
(5) Includes intercompany commission fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
(6) Owned and leased removes the change in market performance of the underlying invested assets recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts. Distribution removes stock-based compensation expense recognized in distribution expenses.

	Three Months Ended June 30, 2025
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$120	$—	$—	$120	$(7)	$113
Incentive management fees	64	—	—	64	(2)	62
Franchise and other fees	128	—	—	128	(2)	126
Gross fees	312	—	—	312	(11)	301
Rooms and packages	—	223	—	223	(5)	218
Food and beverage	—	53	—	53	—	53
Other	—	33	—	33	—	33
Owned and leased	—	309	—	309	(5)	304
Distribution	—	—	262	262	—	262
Other revenues	11	—	—	11	—	11
Segment revenues	323	309	262	894	(16)	878
Contra revenue	(15)	—	—	(15)	—	(15)
Revenues for reimbursed costs	945	—	—	945	—	945
Total revenues	$1,253	$309	$262	$1,824	$(16)	$1,808

Intersegment revenues	$11	$5	$—	$16

	Six Months Ended June 30, 2025
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$240	$—	$—	$240	$(13)	$227
Incentive management fees	141	—	—	141	(3)	138
Franchise and other fees	247	—	—	247	(4)	243
Gross fees	628	—	—	628	(20)	608
Rooms and packages	—	371	—	371	(9)	362
Food and beverage	—	99	—	99	—	99
Other	—	62	—	62	—	62
Owned and leased	—	532	—	532	(9)	523
Distribution	—	—	577	577	—	577
Other revenues	22	—	—	22	—	22
Segment revenues	650	532	577	1,759	(29)	1,730
Contra revenue	(35)	—	—	(35)	—	(35)
Revenues for reimbursed costs	1,831	—	—	1,831	—	1,831
Total revenues	$2,446	$532	$577	$3,555	$(29)	$3,526

Intersegment revenues	$20	$9	$—	$29

	Three Months Ended June 30, 2025
	Management and franchising	Owned and leased	Distribution
Segment revenues	$323	$309	$262
Significant segment expenses:
Adjusted general and administrative expenses	(65)	(3)	—
Owned and leased expenses (1)	—	(261)	—
Distribution expenses (2)	—	—	(220)
Other segment items (3)	(20)	2	1
Segment Adjusted EBITDA	$238	$47	$43

(1) Includes intercompany management and franchise fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
(2) Includes intercompany commission fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
(3) Management and franchising includes direct costs associated with our co-branded credit card programs recognized in other direct costs prior to the integration into the loyalty program in the fourth quarter of 2025. Owned and leased removes the change in market performance of the underlying invested assets recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts and stock-based compensation expense recognized in owned and leased expenses. Distribution removes stock-based compensation expense recognized in distribution expenses.

	Six Months Ended June 30, 2025
	Management and franchising	Owned and leased	Distribution
Segment revenues	$650	$532	$577
Significant segment expenses:
Adjusted general and administrative expenses	(132)	(5)	—
Owned and leased expenses (4)	—	(467)	—
Distribution expenses (5)	—	—	(488)
Other segment items (6)	(44)	2	3
Segment Adjusted EBITDA	$474	$62	$92

(4) Includes intercompany management and franchise fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
(5) Includes intercompany commission fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
(6) Management and franchising includes direct costs associated with our co-branded credit card programs recognized in other direct costs prior to the integration into the loyalty program in the fourth quarter of 2025. Owned and leased removes the change in market performance of the underlying invested assets recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts and stock-based compensation expense recognized in owned and leased expenses. Distribution removes stock-based compensation expense recognized in distribution expenses.

The following table provides a reconciliation of segment Adjusted EBITDA to income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Management and franchising	$266	$238	$530	$474
Owned and leased	40	47	50	62
Distribution	27	43	56	92
Segment Adjusted EBITDA	333	328	636	628
Unallocated overhead expenses	(36)	(42)	(73)	(82)
Eliminations	—	—	—	1
Contra revenue	(17)	(15)	(40)	(35)
Revenues for reimbursed costs	1,023	945	1,968	1,831
Reimbursed costs	(1,020)	(949)	(1,983)	(1,851)
Stock-based compensation expense (1)	(17)	(14)	(44)	(45)
Transaction and integration costs	(8)	(82)	(24)	(105)
Depreciation and amortization	(73)	(82)	(149)	(162)
Equity earnings (losses) from unconsolidated hospitality ventures	11	6	(2)	(6)
Interest expense	(64)	(74)	(129)	(140)
Gains (losses) on sales of real estate and other	2	(2)	2	(2)
Asset impairments	(5)	(10)	(26)	(14)
Other income (loss), net	53	29	103	72
Income before income taxes	$182	$38	$239	$90

(1) Includes amounts recognized in general and administrative expenses, owned and leased expenses, and distribution expenses; excludes amounts recognized in transaction and integration costs (see Note 15).

18.    EARNINGS (LOSSES) PER SHARE
The following table presents the calculation of basic and diluted earnings (losses) per Class A and Class B share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$109	$(4)	$150	$20
Net income (loss) attributable to noncontrolling interests	$(1)	$(1)	$2	$3
Net income (loss) attributable to Hyatt Hotels Corporation	$110	$(3)	$148	$17
Denominator:
Basic weighted-average shares outstanding	94,302,204	95,584,242	94,391,653	95,781,125
Stock-based compensation	2,393,045	—	2,340,355	1,957,606
Diluted weighted-average shares outstanding	96,695,249	95,584,242	96,732,008	97,738,731
Basic Earnings (Losses) Per Class A and Class B Share:
Net income (loss)	$1.16	$(0.04)	$1.59	$0.20
Net income (loss) attributable to noncontrolling interests	$(0.01)	$(0.01)	$0.02	$0.03
Net income (loss) attributable to Hyatt Hotels Corporation	$1.17	$(0.03)	$1.57	$0.17
Diluted Earnings (Losses) Per Class A and Class B Share:
Net income (loss)	$1.13	$(0.04)	$1.55	$0.20
Net income (loss) attributable to noncontrolling interests	$(0.01)	$(0.01)	$0.02	$0.03
Net income (loss) attributable to Hyatt Hotels Corporation	$1.14	$(0.03)	$1.53	$0.17
The calculations of diluted earnings (losses) per Class A and Class B share do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs, RSUs, and PSUs because they are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
SARs	9,200	1,333,100	10,700	26,500
RSUs	1,900	423,500	700	5,000
PSUs	—	122,900	—	5,200

19.    OTHER INCOME (LOSS), NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$32	$38	$64	$73
Guarantee liability release and guarantee amortization income (Note 13)	14	32	30	45
Credit loss (provisions) reversals, net (Note 4 and Note 6)	7	(25)	(7)	(35)
Contingent consideration liabilities fair value adjustments (Note 13)	2	3	33	8
Gains (losses), net on marketable securities (Note 4)	1	5	1	15
Restructuring costs	(2)	(10)	(5)	(16)
Guarantee expense, net (Note 13)	(3)	(4)	(7)	(10)
Foreign currency exchange, net	(3)	(7)	(4)	(5)
Other, net	5	(3)	(2)	(3)
Other income (loss), net	$53	$29	$103	$72

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

	Properties at June 30,				Rooms at June 30,
	2026	2025	Change		2026	2025	Change
System-wide hotels
Managed (1)	580	553	27	4.9%	167,276	161,147	6,129	3.8%
Franchised	803	754	49	6.5%	144,721	135,072	9,649	7.1%
Owned and leased (2)	22	22	—	—%	7,928	7,927	1	0.0%
Total (3)	1,405	1,329	76	5.7%	319,925	304,146	15,779	5.2%

System-wide all-inclusive resorts
Managed (1)	148	134	14	10.4%	56,699	51,605	5,094	9.9%
Owned and leased	6	24	(18)	(75.0)%	1,262	8,039	(6,777)	(84.3)%
Total	154	158	(4)	(2.5)%	57,961	59,644	(1,683)	(2.8)%

Total system-wide (4)	1,559	1,487	72	4.8%	377,886	363,790	14,096	3.9%

Mr & Mrs Smith (5)	1,242	1,182	60	5.1%	41,882	39,010	2,872	7.4%
Hyatt Vacation Club	22	22	—	—%	1,993	1,997	(4)	(0.2)%
Residential	44	41	3	7.3%	4,919	4,455	464	10.4%

(1) Includes properties that we manage or provide services to.
(2) Figures do not include unconsolidated hospitality ventures.
(3) Figures do not include all-inclusive properties.
(4) Figures do not include Mr & Mrs Smith, Hyatt Vacation Club, and certain residential units.
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

During the six months ended June 30, 2026, we revised our definition of Adjusted EBITDA to no longer include our pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA, and we recast prior-period results to provide comparability. The revised definition is consistent with information provided to our CODM. See "—Key Business Metrics Evaluated by Management" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to Adjusted EBITDA.
Additionally, during the fourth quarter of 2025, we amended our co-branded credit card agreement with a third party, and as of the effective date of the amendment, the co-branded credit card programs were integrated into our loyalty program. Prior to the integration, certain amounts related to our co-branded credit card programs were recognized in other revenues, other direct costs, and general and administrative expenses on our condensed consolidated statements of income (loss). Following the integration into the loyalty program, these amounts are recognized in revenues for reimbursed costs and reimbursed costs on our condensed consolidated statements of income (loss). License fee revenues continue to be recognized within franchise and other fees.
Overview of Financial Results
Consolidated revenues increased $21 million, or 1.2%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Gross fee revenues and revenues for reimbursed costs increased $23 million and $78 million, respectively, primarily driven by higher revenues and improved operating performance at our existing properties as well as growth of our hotel portfolio compared to the three months ended June 30, 2025. Owned and leased revenues decreased $30 million, compared to the three months ended June 30, 2025, primarily driven by the sale of the Playa Hotels Portfolio. Distribution revenues decreased by $37 million, compared to the three months ended June 30, 2025, driven by lower booking volumes, in part due to reduced travel demand to certain destinations.
Comparable system-wide hotels Revenue per Available Room ("RevPAR") for the three months ended June 30, 2026 was $158.70, which represented a 5.9% increase compared to the three months ended June 30, 2025 in constant dollars. Comparable system-wide all-inclusive resorts Net Package RevPAR for the three months ended June 30, 2026 was $197.45, which represented a 1.2% decrease compared to the three months ended June 30, 2025 in reported dollars. See "—RevPAR and Net Package RevPAR Statistics" for further discussion.
During the three months ended June 30, 2026, leisure transient and group RevPAR improved, driven by strong performance in the United States throughout the quarter, in part due to the impact of the FIFA World Cup, compared to the three months ended June 30, 2025. Leisure transient RevPAR also benefited from continued strength across Asia Pacific. Business transient RevPAR improved driven by United States select service properties and Asia Pacific (excluding Greater China). At June 30, 2026, group booking pace for July through December 2026 at our comparable full service managed hotels in the United States is up 5.7% compared to the same period in 2025.
During the three months ended June 30, 2026, we reported $110 million of net income attributable to Hyatt Hotels Corporation, representing a $113 million increase, compared to the three months ended June 30, 2025, primarily driven by a decrease in transaction and integration costs and increases in other income (loss), net and net fee revenues. During the three months ended June 30, 2026, Adjusted EBITDA was $297 million, an $11 million increase compared to the three months ended June 30, 2025. See "—Results of Operations" and "—Segment Results" for further discussion.

RevPAR and Net Package RevPAR Statistics

		Three Months Ended June 30,
	Number of comparable hotels (2)	RevPAR		Occupancy			ADR
			vs. 2025					vs. 2025
		2026	(in constant $)	2026	vs. 2025		2026	(in constant $)
Comparable system-wide hotels (1)	1,212	$158.70	5.9%	73.2%	0.6	% pts	$216.81	5.0%
United States	693	$169.23	6.7%	74.1%	0.6	% pts	$228.28	5.7%
Americas (excluding United States)	75	$195.26	9.5%	71.8%	2.3	% pts	$272.08	6.1%
Greater China	173	$93.80	7.2%	73.5%	2.1	% pts	$127.60	4.1%
Asia Pacific (excluding Greater China)	128	$149.76	10.3%	74.3%	3.1	% pts	$201.66	5.7%
Europe	102	$228.14	4.5%	75.9%	1.4	% pts	$300.51	2.5%
Middle East & Africa	41	$98.43	(28.3)%	50.5%	(18.1)	% pts	$194.81	(2.7)%

(1) Consists of hotels that we manage, franchise, own, lease, or provide services to, excluding all-inclusive properties.
(2) During the three months ended June 30, 2026, we removed the following properties from comparable hotels: six properties that left the hotel portfolio and two properties that underwent a large-scale capital project.

		Six Months Ended June 30,
	Number of comparable hotels (4)	RevPAR		Occupancy			ADR
			vs. 2025					vs. 2025
		2026	(in constant $)	2026	vs. 2025		2026	(in constant $)
Comparable system-wide hotels (3)	1,212	$150.96	5.7%	70.5%	1.1	% pts	$214.22	4.1%
United States	693	$156.45	5.1%	70.2%	0.4	% pts	$222.96	4.5%
Americas (excluding United States)	75	$200.83	7.9%	70.7%	2.3	% pts	$283.96	4.3%
Greater China	173	$92.50	9.7%	71.9%	3.5	% pts	$128.65	4.4%
Asia Pacific (excluding Greater China)	128	$161.13	10.9%	75.2%	3.5	% pts	$214.17	5.8%
Europe	102	$190.90	5.6%	69.1%	2.2	% pts	$276.29	2.3%
Middle East & Africa	41	$122.41	(14.5)%	56.5%	(11.2)	% pts	$216.72	2.5%

(3) Consists of hotels that we manage, franchise, own, lease, or provide services to, excluding all-inclusive properties.
(4) In addition to the properties removed from comparable hotels during the three months ended June 30, 2026, we also removed the following properties from comparable hotels during the six months ended June 30, 2026: seven properties that left the hotel portfolio, three properties that were closed during the period, and one property that underwent a large-scale capital project.

RevPAR at our comparable system-wide hotels increased during the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily driven by continued strength in leisure travel in the United States and Asia Pacific. RevPAR at our comparable system-wide hotels also benefited from strong ADR as well as strong group travel in the United States, in part due to the impact of the FIFA World Cup during the three months ended June 30, 2026. During the three and six months ended June 30, 2026, the Middle East & Africa was negatively impacted by geopolitical conflict in the Middle East.

		Three Months Ended June 30,
	Number of comparable resorts (3)	Net Package RevPAR		Occupancy			Net Package ADR
			vs. 2025					vs. 2025
		2026	(in reported $)	2026	vs. 2025		2026	(in reported $)
Comparable system-wide all-inclusive resorts (1)	109	$197.45	(1.2)%	72.8%	(2.1)	% pts	$271.25	1.7%
Americas (excluding United States)	68	$217.39	(2.3)%	70.6%	(2.6)	% pts	$307.78	1.3%
Europe (2)	41	$146.21	3.4%	78.3%	(1.0)	% pts	$186.63	4.7%

(1) Consists of all-inclusive properties that we manage, lease, or provide services to.
(2) Certain resorts operate under a hybrid all-inclusive model, which includes various all-inclusive package options as well as rooms-only options.
(3) During the three months ended June 30, 2026, we removed the following properties from comparable resorts: two properties that underwent a large-scale capital project, one property for which comparable results are not available, and one property that was closed during the period.

		Six Months Ended June 30,
	Number of comparable resorts (6)	Net Package RevPAR		Occupancy			Net Package ADR
			vs. 2025					vs. 2025
		2026	(in reported $)	2026	vs. 2025		2026	(in reported $)
Comparable system-wide all-inclusive resorts (4)	109	$237.40	3.5%	77.5%	(0.8)	% pts	$306.34	4.7%
Americas (excluding United States)	68	$262.75	2.8%	77.0%	(0.7)	% pts	$341.04	3.7%
Europe (5)	41	$155.21	8.2%	78.9%	(1.4)	% pts	$196.60	10.1%

(4) Consists of all-inclusive properties that we manage, lease, or provide services to.
(5) Certain resorts operate under a hybrid all-inclusive model, which includes various all-inclusive package options as well as rooms-only options.
(6) In addition to the properties removed from comparable resorts during the three months ended June 30, 2026, we also removed two properties that were closed during the period from comparable resorts during the six months ended June 30, 2026.

Net Package RevPAR at our comparable all-inclusive resorts decreased during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to the impact of reduced demand for travel to certain destinations following security-related incidents in Mexico. Net Package RevPAR at our comparable all-inclusive resorts increased during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, as the impact from reduced demand for travel was more than offset by higher Net Package ADR in the first quarter of 2026.

		Three Months Ended June 30,
	Number of comparable hotels (2)	RevPAR		Occupancy			ADR
			vs. 2025					vs. 2025
		2026	(in constant $)	2026	vs. 2025		2026	(in constant $)
Comparable owned and leased hotels (1)	22	$251.40	8.8%	75.6%	0.7	% pts	$332.65	7.8%

(1) Excludes unconsolidated hospitality ventures and all-inclusive leased properties.
(2) During the three months ended June 30, 2026, no properties were removed from comparable hotels.

		Six Months Ended June 30,
	Number of comparable hotels (4)	RevPAR		Occupancy			ADR
			vs. 2025					vs. 2025
		2026	(in constant $)	2026	vs. 2025		2026	(in constant $)
Comparable owned and leased hotels (3)	22	$228.29	6.8%	71.9%	0.8	% pts	$317.36	5.6%

(3) Excludes unconsolidated hospitality ventures and all-inclusive leased properties.
(4) During the six months ended June 30, 2026, no properties were removed from comparable hotels.
RevPAR at our comparable owned and leased hotels increased during the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily driven by strong ADR as well as strong group and leisure transient demand.
Results of Operations
Three and Six Months Ended June 30, 2026 Compared with Three and Six Months Ended June 30, 2025
Consolidated Results
For additional information regarding our consolidated results, refer to our condensed consolidated statements of income (loss) included in this Quarterly Report.
Changes in the fair value of marketable securities held in rabbi trusts to fund our deferred compensation plans are driven by the market performance of the underlying invested assets. The changes in fair value were recognized in the following financial statement line items and had no impact on net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues for reimbursed costs	$27	$15	$21	$9
General and administrative expenses	(57)	(30)	(45)	(18)
Owned and leased expenses	(1)	(1)	(1)	(1)
Reimbursed costs	(27)	(15)	(21)	(9)
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	58	31	46	19
Impact to net income (loss)	$—	$—	$—	$—

Fee revenues.

	Three Months Ended June 30,
	2026	2025	Better / (Worse)
Base management fees	$124	$113	$11	10.2%
Incentive management fees	64	62	2	2.6%
Franchise and other fees	136	126	10	8.1%
Gross fees	324	301	23	7.8%
Contra revenue	(17)	(15)	(2)	(14.2)%
Net fees	$307	$286	$21	7.4%

	Six Months Ended June 30,
	2026	2025	Better / (Worse)
Base management fees	$251	$227	$24	10.5%
Incentive management fees	150	138	12	8.7%
Franchise and other fees	256	243	13	5.7%
Gross fees	657	608	49	8.2%
Contra revenue	(40)	(35)	(5)	(14.6)%
Net fees	$617	$573	$44	7.8%
Base and incentive management fees increased during the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily driven by new long-term management agreements with the third-party buyer of the Playa Hotels Portfolio. The increase in base management fees was also driven by strong leisure transient demand, most notably in the United States and Asia Pacific. Incentive management fees also benefited from improved hotel performance in Asia Pacific, partially offset by the impact of reduced demand for travel to certain destinations in the Americas (excluding United States), as well as the Middle East & Africa due to geopolitical conflict in the Middle East.
Franchise and other fees increased during the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily driven by license fees, which benefited from our co-branded credit card programs, and franchise fees due to hotel performance in the United States, partially offset by franchise fees recognized in 2025 related to properties that are now subject to long-term management agreements with the third-party buyer of the Playa Hotels Portfolio.
Contra revenue increased during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to accelerated amortization of key money assets, partially offset by a payment made to a third-party owner and accrued performance cure payments in 2025.
Owned and leased revenues.

	Three Months Ended June 30,
	2026	2025	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$272	$246	$26	10.4%	$3
Non-comparable owned and leased revenues	2	58	(56)	(96.8)%	—
Owned and leased revenues	$274	$304	$(30)	(9.9)%	$3

	Six Months Ended June 30,
	2026	2025	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$491	$453	$38	8.3%	$9
Non-comparable owned and leased revenues	2	70	(68)	(97.4)%	1
Owned and leased revenues	$493	$523	$(30)	(5.8)%	$10

Comparable owned and leased revenues increased during the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily driven by strong ADR and leisure transient demand.
Non-comparable owned and leased revenues decreased during the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, driven by the sale of the Playa Hotels Portfolio and the sale of the shares of the entities that own three Alua properties in the fourth quarter of 2025.
Distribution revenues. During the three and six months ended June 30, 2026, distribution revenues decreased $37 million and $78 million, respectively, compared to the three and six months ended June 30, 2025, driven by lower booking volumes, in part due to reduced travel demand to certain destinations in Mexico and Jamaica.
Other revenues. During the three and six months ended June 30, 2026, other revenues decreased $11 million and $22 million, respectively, compared to the three and six months ended June 30, 2025, driven by the integration of our co-branded credit card programs into the loyalty program in the fourth quarter of 2025.
Revenues for reimbursed costs.

	Three Months Ended June 30,
	2026	2025	Change
Revenues for reimbursed costs	$1,023	$945	$78	8.3%
Less: rabbi trust impact (1)	(27)	(15)	(12)	(78.5)%
Revenues for reimbursed costs, excluding rabbi trust impact	$996	$930	$66	7.1%

(1) Amounts offset with the rabbi trust impact in reimbursed costs.

	Six Months Ended June 30,
	2026	2025	Change
Revenues for reimbursed costs	$1,968	$1,831	$137	7.5%
Less: rabbi trust impact (2)	(21)	(9)	(12)	(126.3)%
Revenues for reimbursed costs, excluding rabbi trust impact	$1,947	$1,822	$125	6.9%

(2) Amounts offset with the rabbi trust impact in reimbursed costs.
Revenues for reimbursed costs increased during the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily driven by higher reimbursements for payroll and related expenses at managed properties where we are the employer and an increase in reimbursed costs related to system-wide services provided to managed and franchised properties. The higher reimbursements for expenses were due to increased demand at our existing properties and portfolio growth.

General and administrative expenses.

	Three Months Ended June 30,
	2026	2025	Change
General and administrative expenses	$180	$152	$28	18.2%
Less: rabbi trust impact (1)	(57)	(30)	(27)	(91.7)%
Less: stock-based compensation expense	(16)	(12)	(4)	(22.3)%
Adjusted general and administrative expenses (2)	$107	$110	$(3)	(2.1)%

(1) Amounts offset with the rabbi trust impact in net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
(2) See "—Key Business Metrics Evaluated by Management" for further discussion.

	Six Months Ended June 30,
	2026	2025	Change
General and administrative expenses	$310	$278	$32	11.6%
Less: rabbi trust impact (3)	(45)	(18)	(27)	(145.7)%
Less: stock-based compensation expense	(41)	(41)	—	0.1%
Adjusted general and administrative expenses (4)	$224	$219	$5	2.7%

(3) Amounts offset with the rabbi trust impact in net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
(4) See "—Key Business Metrics Evaluated by Management" for further discussion.
General and administrative expenses increased during the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily due to the market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts and payroll and related costs, which increased in part due to the Playa Hotels Acquisition. During the three months ended June 30, 2026, compared to the three months ended June 30, 2025, the increase was partially offset by the reversal of credit loss reserves on certain receivables.
Owned and leased expenses.

	Three Months Ended June 30,
	2026	2025	Better / (Worse)
Comparable owned and leased expenses	$220	$201	$(19)	(10.0)%
Non-comparable owned and leased expenses	2	44	42	95.9%
Rabbi trust impact (1)	1	1	—	(30.4)%
Owned and leased expenses	$223	$246	$23	8.8%

(1) Amounts offset with the rabbi trust impact in net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Six Months Ended June 30,
	2026	2025	Better / (Worse)
Comparable owned and leased expenses	$419	$384	$(35)	(9.0)%
Non-comparable owned and leased expenses	3	55	52	95.5%
Rabbi trust impact (2)	1	1	—	(66.9)%
Owned and leased expenses	$423	$440	$17	3.9%

(2) Amounts offset with the rabbi trust impact in net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
Comparable owned and leased expenses increased during the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily due to increased variable expenses at certain hotels, most notably payroll and related costs.

Non-comparable owned and leased expenses decreased during the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, driven by the sale of the Playa Hotels Portfolio and the sale of the shares of the entities that own three Alua properties in the fourth quarter of 2025.
Distribution expenses. During the three and six months ended June 30, 2026, distribution expenses decreased $21 million and $42 million, compared to the three and six months ended June 30, 2025, driven by lower booking volumes, in part due to reduced travel demand to certain destinations in Mexico and Jamaica, as well as cost reduction actions.
Other direct costs. During the three and six months ended June 30, 2026, other direct costs decreased $20 million and $44 million, respectively, compared to the three and six months ended June 30, 2025, driven by the integration of our co-branded credit card programs into the loyalty program in the fourth quarter of 2025.
Transaction and integration costs. During the three and six months ended June 30, 2026, transaction and integration costs decreased $74 million and $81 million, respectively, compared to the three and six months ended June 30, 2025, primarily due to transaction costs related to the Playa Hotels Acquisition.
Depreciation and amortization expenses. During the three and six months ended June 30, 2026, depreciation and amortization expenses decreased $9 million and $13 million, respectively, compared to the three and six months ended June 30, 2025, primarily driven by lower amortization expense due to certain fully amortized intangible assets and lower depreciation and amortization expenses as a result of the sale of the shares of the entities that own three Alua properties in the fourth quarter of 2025.
Reimbursed costs.

	Three Months Ended June 30,
	2026	2025	Change
Reimbursed costs	$1,020	$949	$71	7.5%
Less: rabbi trust impact (1)	(27)	(15)	(12)	(78.5)%
Reimbursed costs, excluding rabbi trust impact	$993	$934	$59	6.4%

(1) Amounts offset with the rabbi trust impact in revenues for reimbursed costs.

	Six Months Ended June 30,
	2026	2025	Change
Reimbursed costs	$1,983	$1,851	$132	7.1%
Less: rabbi trust impact (2)	(21)	(9)	(12)	(126.3)%
Reimbursed costs, excluding rabbi trust impact	$1,962	$1,842	$120	6.5%

(2) Amounts offset with the rabbi trust impact in revenues for reimbursed costs.
Reimbursed costs increased during the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily driven by increased payroll and related expenses at managed properties where we are the employer and expenses related to system-wide services provided to managed and franchised properties. The higher expenses were due to increased demand at our existing properties and portfolio growth.

Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended June 30,
	2026	2025	Better / (Worse)
Rabbi trust gains (losses) allocated to general and administrative expenses	$57	$30	$27	91.7%
Rabbi trust gains (losses) allocated to owned and leased expenses	1	1	—	30.4%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$58	$31	$27	89.5%

	Six Months Ended June 30,
	2026	2025	Better / (Worse)
Rabbi trust gains (losses) allocated to general and administrative expenses	$45	$18	$27	145.7%
Rabbi trust gains (losses) allocated to owned and leased expenses	1	1	—	66.9%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$46	$19	$27	142.9%
Equity earnings (losses) from unconsolidated hospitality ventures.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Better / (Worse)	2026	2025	Better / (Worse)
Distributions from unconsolidated hospitality ventures	$8	$1	$7	$8	$1	$7
Hyatt's share of unconsolidated hospitality ventures' net gains (losses) excluding foreign currency	—	6	(6)	(12)	—	(12)
Impairment charges related to investments in unconsolidated hospitality ventures	—	(6)	6	—	(7)	7
Other (1)	3	5	(2)	2	—	2
Equity earnings (losses) from unconsolidated hospitality ventures	$11	$6	$5	$(2)	$(6)	$4

(1) The three and six months ended June 30, 2025 primarily includes equity earnings (losses) related to certain debt repayment guarantees.
Interest expense. During the three and six months ended June 30, 2026, interest expense decreased $10 million and $11 million, respectively, compared to the three and six months ended June 30, 2025, primarily driven by the repayment of the DDTL Loans, redemptions of certain of our senior notes, and bridge commitment fees related to the Playa Hotels Acquisition, partially offset by issuances of senior notes, all of which occurred in 2025. See Part I, Item 1, "Financial Statements—Note 10 to our Condensed Consolidated Financial Statements" for additional information.
Asset impairments. During the three and six months ended June 30, 2026, we recognized $5 million and $26 million, respectively, of impairment charges related to intangible assets. During the three months ended June 30, 2025, we recognized $10 million of impairment charges related to property and equipment, operating lease ROU assets, and intangible assets. During the six months ended June 30, 2025, we recognized an additional $4 million of impairment charges related to intangible assets. See Part I, Item 1, "Financial Statements—Note 5 and Note 8 to our Condensed Consolidated Financial Statements" for additional information.

Other income (loss), net. During the three and six months ended June 30, 2026, other income (loss), net increased $24 million and $31 million, respectively, compared to the three and six months ended June 30, 2025. See Part I, Item 1, "Financial Statements—Note 19 to our Condensed Consolidated Financial Statements" for additional information.
Provision for income taxes.

	Three Months Ended June 30,
	2026	2025	Change
Income before income taxes	$182	$38	$144	386.4%
Provision for income taxes	(73)	(42)	(31)	(78.6)%
Effective tax rate	40.3%	109.8%		(69.5)%

	Six Months Ended June 30,
	2026	2025	Change
Income before income taxes	$239	$90	$149	167.8%
Provision for income taxes	(89)	(70)	(19)	(27.5)%
Effective tax rate	37.2%	78.1%		(40.9)%
Provision for income taxes increased and the effective tax rate decreased during the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily due to increased pre-tax income. See Part I, Item 1, "Financial Statements—Note 12 to our Condensed Consolidated Financial Statements" for additional information.
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
Management and franchising segment.

	Three Months Ended June 30,
	2026	2025	Better / (Worse)
Gross fees (1)	$334	$312	$22	7.3%
Other revenues (1)	—	11	(11)	(100.0)%
Segment revenues (2)	$334	$323	$11	3.6%

(1) See "—Results of Operations" for further discussion regarding the increase in gross fee revenues and decrease in other revenues.
(2) Includes $10 million and $11 million of intersegment revenues for the three months ended June 30, 2026 and June 30, 2025, respectively.

	Six Months Ended June 30,
	2026	2025	Better / (Worse)
Gross fees (3)	$676	$628	$48	7.8%
Other revenues (3)	—	22	(22)	(100.0)%
Segment revenues (4)	$676	$650	$26	4.2%

(3) See "—Results of Operations" for further discussion regarding the increase in gross fee revenues and decrease in other revenues.
(4) Includes $19 million and $20 million of intersegment revenues for the six months ended June 30, 2026 and June 30, 2025, respectively.

	Three Months Ended June 30,
	2026	2025	Better / (Worse)
Segment Adjusted EBITDA	$266	$238	$28	11.6%

	Six Months Ended June 30,
	2026	2025	Better / (Worse)
Segment Adjusted EBITDA	$530	$474	$56	11.7%
Adjusted EBITDA increased during the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, driven by increases in gross fee revenues, partially offset by increased general and administrative expenses, primarily due to payroll and related costs, in part due to the Playa Hotels Acquisition. During the three months ended June 30, 2026, compared to the three months ended June 30, 2025, the increase in general and administrative expenses was partially offset by the reversal of credit loss reserves on certain receivables. Additionally, the results of our co-branded credit card programs recognized in other revenues and other direct costs prior to the integration into the loyalty program in the fourth quarter of 2025 negatively impacted Adjusted EBITDA during the three and six months ended June 30, 2025.
Owned and leased segment.

	Three Months Ended June 30,
	2026	2025	Better / (Worse)		Currency Impact
Segment revenues (1), (2)	$279	$309	$(30)	(9.9)%	$3

(1) See "—Results of Operations" for further discussion regarding the decrease in owned and leased revenues.
(2) Includes $5 million of intersegment revenues for both the three months ended June 30, 2026 and June 30, 2025.

	Six Months Ended June 30,
	2026	2025	Better / (Worse)		Currency Impact
Segment revenues (3), (4)	$502	$532	$(30)	(5.8)%	$10

(3) See "—Results of Operations" for further discussion regarding the decrease in owned and leased revenues.
(4) Includes $9 million of intersegment revenues for both the six months ended June 30, 2026 and June 30, 2025.

	Three Months Ended June 30,
	2026	2025	Better / (Worse)
Segment Adjusted EBITDA (1)	$40	$47	$(7)	(17.9)%

(1) See "—Results of Operations" for further discussion regarding the decreases in owned and leased revenues and owned and leased expenses.

	Six Months Ended June 30,
	2026	2025	Better / (Worse)
Segment Adjusted EBITDA (2)	$50	$62	$(12)	(20.0)%

(2) See "—Results of Operations" for further discussion regarding the decreases in owned and leased revenues and owned and leased expenses.

Distribution segment.

	Three Months Ended June 30,
	2026	2025	Better / (Worse)
Segment revenues (1)	$225	$262	$(37)	(14.0)%

(1) See "—Results of Operations" for further discussion regarding the decrease in distribution revenues.

	Six Months Ended June 30,
	2026	2025	Better / (Worse)
Segment revenues (2)	$499	$577	$(78)	(13.4)%

(2) See "—Results of Operations" for further discussion regarding the decrease in distribution revenues.

	Three Months Ended June 30,
	2026	2025	Better / (Worse)
Segment Adjusted EBITDA (1)	$27	$43	$(16)	(35.7)%

(1) See "—Results of Operations" for further discussion regarding the decreases in distribution revenues and distribution expenses.

	Six Months Ended June 30,
	2026	2025	Better / (Worse)
Segment Adjusted EBITDA (2)	$56	$92	$(36)	(39.1)%

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
ADR and Net Package ADR
ADR represents hotel room revenues divided by the total number of rooms sold in a given period. Net Package ADR represents net package revenues divided by the total number of rooms sold in a given period. Net package revenues generally include revenue derived from the sale of packages at all-inclusive resorts comprised of rooms, food and beverage, and entertainment revenues, net of compulsory tips paid to employees. ADR and Net Package ADR measure the average room price attained by a property, and trends in these metrics provide useful information concerning the pricing environment and the nature of the customer base of a property or group of properties. ADR and Net Package ADR are commonly used performance measures in our industry, and we use these metrics to assess the pricing levels that we are able to generate by a customer group, as changes in rates have a different effect on overall revenues and incremental profitability than changes in occupancy, as described in "—RevPAR and Net Package RevPAR" below.
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

RevPAR and Net Package RevPAR
RevPAR is the product of ADR and the average daily occupancy percentage and excludes non-room revenues, which consist of ancillary revenues generated by a property, such as food and beverage, parking, and other guest service revenues. Net Package RevPAR is the product of Net Package ADR and the average daily occupancy percentage and generally includes revenue derived from the sale of packages at all-inclusive resorts comprised of rooms, food and beverage, and entertainment revenues, net of compulsory tips paid to employees. RevPAR and Net Package RevPAR are commonly used performance measures in our industry, and we use these metrics to identify trend information with respect to room revenues from comparable properties and to evaluate property performance on a geographical and segment basis.
Changes in RevPAR and Net Package RevPAR that are driven predominantly by changes in occupancy have different implications for overall revenue levels and incremental profitability than do changes that are driven predominantly by changes in average room rates. For example, increases in occupancy at a property would lead to increases in room revenues or net package revenues, as applicable, and additional variable operating costs, including housekeeping services, utilities, and room amenity costs. Increases in occupancy at properties measured using RevPAR could also result in increased ancillary revenues, such as food and beverage. In contrast, changes in average room rates typically have a greater impact on margins and profitability as average room rate changes result in minimal direct impacts to variable operating costs.

The tables below provide a reconciliation of net income (loss) attributable to Hyatt Hotels Corporation to Adjusted EBITDA:

	Three Months Ended June 30,
	2026	2025	Change
Net income (loss) attributable to Hyatt Hotels Corporation	$110	$(3)	$113	NM
Contra revenue	17	15	2	14.2%
Revenues for reimbursed costs	(1,023)	(945)	(78)	(8.3)%
Reimbursed costs	1,020	949	71	7.5%
Stock-based compensation expense (1)	17	14	3	9.9%
Transaction and integration costs	8	82	(74)	(90.2)%
Depreciation and amortization	73	82	(9)	(10.7)%
Equity (earnings) losses from unconsolidated hospitality ventures	(11)	(6)	(5)	(70.8)%
Interest expense	64	74	(10)	(13.6)%
(Gains) losses on sales of real estate and other	(2)	2	(4)	(240.2)%
Asset impairments	5	10	(5)	(52.7)%
Other (income) loss, net	(53)	(29)	(24)	(85.8)%
Provision for income taxes	73	42	31	78.6%
Net loss attributable to noncontrolling interests	(1)	(1)	—	(1.1)%
Adjusted EBITDA	$297	$286	$11	3.4%

(1) Includes amounts recognized in general and administrative expenses, owned and leased expenses, and distribution expenses; excludes amounts recognized in transaction and integration costs.

	Six Months Ended June 30,
	2026	2025	Change
Net income attributable to Hyatt Hotels Corporation	$148	$17	$131	802.4%
Contra revenue	40	35	5	14.6%
Revenues for reimbursed costs	(1,968)	(1,831)	(137)	(7.5)%
Reimbursed costs	1,983	1,851	132	7.1%
Stock-based compensation expense (2)	44	45	(1)	(3.8)%
Transaction and integration costs	24	105	(81)	(76.6)%
Depreciation and amortization	149	162	(13)	(8.2)%
Equity (earnings) losses from unconsolidated hospitality ventures	2	6	(4)	(58.3)%
Interest expense	129	140	(11)	(8.0)%
(Gains) losses on sales of real estate and other	(2)	2	(4)	(174.4)%
Asset impairments	26	14	12	78.6%
Other (income) loss, net	(103)	(72)	(31)	(45.8)%
Provision for income taxes	89	70	19	27.5%
Net income attributable to noncontrolling interests	2	3	(1)	(40.1)%
Adjusted EBITDA	$563	$547	$16	2.8%

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
At June 30, 2026, we had $2,103 million of total liquidity, including $606 million of cash, cash equivalents, and short-term investments and $1,497 million of availability under our revolving credit facility, net of letters of credit outstanding.
We believe that our cash position, short-term investments, cash from operations, borrowing capacity under our revolving credit facility, and access to the capital markets will be adequate to meet all of our funding requirements and capital deployment objectives in both the short term and long term.
Sources and Uses of Cash

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by operating activities	$150	$86	$64
Net cash used in investing activities	(173)	(1,120)	947
Net cash provided by (used in) financing activities	(228)	936	(1,164)
Cash flows from operating activities. During the six months ended June 30, 2026, cash flows from operating activities increased, compared to the six months ended June 30, 2025, primarily due to decreases in cash paid for transaction costs related to the Playa Hotels Acquisition and cash paid for income taxes.
Cash flows from investing activities. During the six months ended June 30, 2026, cash flows from investing activities increased, compared to the six months ended June 30, 2025, primarily due to the Playa Hotels Acquisition, partially offset by a decrease in net proceeds from the sale of marketable securities and short-term investments.
Cash flows from financing activities. During the six months ended June 30, 2026, cash flows from financing activities decreased, compared to the six months ended June 30, 2025, primarily due to proceeds from the DDTL Loans, 2028 Notes, and 2032 Notes, which were used to finance the Playa Hotels Acquisition, partially offset by the repayments of Playa Hotels' term loan and the 2025 Notes.
Capital Expenditures
We routinely make capital expenditures to enhance our business primarily through renovations at our owned properties, investments in technology, and other capital projects. We have been, and will continue to be, disciplined with respect to our capital spending, taking into account our cash flows from operations.

	Six Months Ended June 30,
	2026	2025
Total capital expenditures	$45	$74
Less: capital expenditures related to the Playa Hotels Portfolio	—	(5)
Capital expenditures, net of amounts related to the Playa Hotels Portfolio	$45	$69
During the six months ended June 30, 2026, capital expenditures, net of amounts related to the Playa Hotels Portfolio, decreased, compared to the six months ended June 30, 2025, primarily driven by lower investments in technology and renovation spend.

Sources of Liquidity
At June 30, 2026, we had $4.3 billion of total debt outstanding, of which $605 million is due in the short term. Interest on our Senior Notes is payable semi-annually. Our total debt, excluding finance lease obligations, unamortized discounts, and unamortized deferred financing fees, had a weighted-average interest rate of 5.3% and a weighted-average maturity of approximately four years. At June 30, 2026, we were in compliance with all applicable covenants under the indenture governing our Senior Notes.
Our revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions. At June 30, 2026, we had no balance outstanding, and we were in compliance with all applicable covenants under our revolving credit facility.
We issue letters of credit either under our revolving credit facility or directly with financial institutions. At June 30, 2026, we had $111 million in letters of credit issued directly with financial institutions outstanding. These letters of credit mature on various dates through 2027 and had weighted-average fees of approximately 92 basis points.
See Part I, Item 1, "Financial Statements—Note 10 and Note 13 to our Condensed Consolidated Financial Statements" for additional information.
Capital Return to Stockholders
During the three and six months ended June 30, 2026, we returned $26 million and $175 million, respectively, of capital to our stockholders through $12 million and $147 million of share repurchases, respectively, and $14 million and $28 million of dividend payments, respectively. At June 30, 2026, we had $1,531 million remaining under the share repurchase program. See Part I, Item 1, "Financial Statements—Note 14 to our Condensed Consolidated Financial Statements" for additional information.
Critical Accounting Policies and Estimates
Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures in our condensed consolidated financial statements and accompanying Notes. We have disclosed those estimates that we believe are critical and require complex judgment in their application in our 2025 Form 10-K. At June 30, 2026, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them as previously disclosed in Item 7 to Part II of our 2025 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
At June 30, 2026, there have been no material changes to our market risk previously disclosed in response to Item 7A to Part II of our 2025 Form 10-K.
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

Changes in Internal Control Over Financial Reporting.
In the second quarter of 2026, we completed the integration of Playa Hotels into our internal control over financial reporting processes, which included the integration of process and application controls and the addition of new controls where considered necessary.
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
Item 1A. Risk Factors.
At June 30, 2026, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our 2025 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On both May 8, 2024 and May 20, 2026, our board of directors approved an expansion of our share repurchase program. Under each approval, we are authorized to purchase up to an additional $1,000 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an ASR transaction. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time and does not have an expiration date. The following table sets forth information regarding our purchases of shares of our common stock on a settlement date basis, excluding related insignificant expenses, during the three months ended June 30, 2026:

	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the program (in millions)
April 1 to April 30, 2026	—	$—	—	$543
May 1 to May 31, 2026	—	—	—	1,543
June 1 to June 30, 2026	62,605	191.65	62,605	1,531
Total	62,605	191.65	62,605

See Part I, Item 1, "Financial Statements—Note 14 to our Condensed Consolidated Financial Statements" for additional information.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
On July 29, 2026, we filed a Certificate of Retirement with the Secretary of State of the State of Delaware to retire 495,666 shares of Class B common stock, $0.01 par value per share, of the Company (the "Class B common stock"). All 495,666 shares of Class B common stock were converted into shares of Class A common stock. The Company's Amended and Restated Certificate of Incorporation requires that any shares of Class B common stock that are converted into shares of Class A common stock be retired and may not be reissued.

Effective upon filing, the Certificate of Retirement amended the Amended and Restated Certificate of Incorporation of the Company to reduce the total authorized number of shares of capital stock of the Company by 495,666 shares. The total number of authorized shares of the Company is now 1,394,630,219, such shares consisting of 1,000,000,000 shares designated Class A common stock, 384,630,219 shares designated Class B common stock, and 10,000,000 shares designated preferred stock, par value $0.01 per share. A copy of the Certificate of Retirement is included in Exhibit 3.1 of this Quarterly Report.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Hyatt Hotels

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 16, 2022)

+10.1	Hyatt Hotels Corporation Summary of Amended and Restated Non-Employee Director Compensation, effective as of May 20, 2026

+10.2	Hyatt Hotels Corporation Executive Officer Severance and Change in Control Plan and Summary Plan Description, effective as of May 20, 2026

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

HYATT HOTELS CORPORATION

Date:	July 30, 2026	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

HYATT HOTELS CORPORATION

Date:	July 30, 2026	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)