Form 10-Q
period 2026-09-30
Hyatt Hotels Corp
filed 2026-10-29
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At October 23, 2026, there were 40,754,281 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 52,635,807 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
REVENUES:
Base management fees	$117	$107	$368	$334
Incentive management fees	65	53	215	191
Franchise and other fees	145	123	401	366
Gross fees	327	283	984	891
Contra revenue	(18)	(34)	(58)	(69)
Net fees	309	249	926	822
Owned and leased	271	429	764	952
Distribution	168	192	667	769
Other revenues	—	13	—	35
Revenues for reimbursed costs	995	903	2,963	2,734
Total revenues	1,743	1,786	5,320	5,312
DIRECT AND GENERAL AND ADMINISTRATIVE EXPENSES:
General and administrative	102	138	412	416
Owned and leased	222	346	645	786
Distribution	149	169	592	654
Other direct costs	—	22	—	66
Transaction and integration costs	8	25	32	130
Depreciation and amortization	72	83	221	245
Reimbursed costs	988	905	2,971	2,756
Total direct and general and administrative expenses	1,541	1,688	4,873	5,053
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	(9)	22	37	41
Equity earnings (losses) from unconsolidated hospitality ventures	(3)	(34)	(5)	(40)
Interest expense	(65)	(90)	(194)	(230)
Gains (losses) on sales of real estate and other	(6)	—	(4)	(2)
Asset impairments	(64)	(9)	(90)	(23)
Other income (loss), net	24	(4)	127	68
Income (loss) before income taxes	79	(17)	318	73
Provision for income taxes	(18)	(33)	(107)	(103)
Net income (loss)	$61	$(50)	$211	$(30)
Net income (loss) attributable to noncontrolling interests	$3	$(1)	$5	$2
Net income (loss) attributable to Hyatt Hotels Corporation	$58	$(49)	$206	$(32)

EARNINGS (LOSSES) PER CLASS A AND CLASS B SHARE:
Net income (loss) attributable to Hyatt Hotels Corporation—Basic	$0.61	$(0.51)	$2.19	$(0.34)
Net income (loss) attributable to Hyatt Hotels Corporation—Diluted	$0.60	$(0.51)	$2.13	$(0.34)

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (loss)	$61	$(50)	$211	$(30)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax of $— and $1 for the three and nine months ended September 30, 2026, respectively, and $(1) and $(6) for the three and nine months ended September 30, 2025, respectively	(16)	(5)	(36)	167
Available-for-sale debt securities unrealized fair value adjustments, net of tax of $3 and $6 for the three and nine months ended September 30, 2026, respectively, and $— for both the three and nine months ended September 30, 2025	(12)	2	(31)	1
Pension liabilities adjustments, net of tax of $— for both the three and nine months ended September 30, 2026 and September 30, 2025	(1)	(1)	(1)	(1)
Derivative instrument adjustments, net of tax of $— and $(1) for the three and nine months ended September 30, 2026, respectively, and $— and $(1) for the three and nine months ended September 30, 2025, respectively	2	2	4	5
Other comprehensive income (loss)	(27)	(2)	(64)	172
Comprehensive income (loss)	$34	$(52)	$147	$142
Comprehensive income (loss) attributable to noncontrolling interests	$1	$(2)	$(6)	$40
Comprehensive income (loss) attributable to Hyatt Hotels Corporation	$33	$(50)	$153	$102

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$454	$787
Short-term investments	41	26
Receivables, net of allowances of $82 and $79 at September 30, 2026 and December 31, 2025, respectively	1,339	1,123
Prepaids and other assets	280	241
Total current assets	2,114	2,177
Equity method investments	225	186
Property and equipment, net	1,528	1,577
Financing receivables, net of allowances of $53 and $50 at September 30, 2026 and December 31, 2025, respectively	473	442
Operating lease right-of-use assets	300	328
Goodwill	3,448	3,454
Intangibles, net	2,023	2,229
Deferred tax assets	618	518
Other assets	3,135	3,125
TOTAL ASSETS	$13,864	$14,036
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$755	$6
Accounts payable	375	451
Accrued expenses and other current liabilities	514	627
Current contract liabilities	1,521	1,584
Accrued compensation and benefits	209	226
Total current liabilities	3,374	2,894
Long-term debt	3,675	4,272
Long-term contract liabilities	1,220	1,012
Long-term operating lease liabilities	218	243
Other long-term liabilities	1,874	1,956
Total liabilities	10,361	10,377
Commitments and contingencies (Note 13)
EQUITY:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized and none issued and outstanding at both September 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.01 par value per share; 1,000,000,000 shares authorized and 40,803,460 shares issued and outstanding at September 30, 2026; 1,000,000,000 shares authorized and 41,460,839 shares issued and outstanding at December 31, 2025	1	1
Class B common stock, $0.01 par value per share; 384,630,219 shares authorized and 52,635,807 shares issued and outstanding at September 30, 2026; 385,137,885 shares authorized and 53,143,473 shares issued and outstanding at December 31, 2025	—	—
Additional paid-in capital	—	—
Retained earnings	3,390	3,482
Accumulated other comprehensive loss	(202)	(149)
Total stockholders' equity	3,189	3,334
Noncontrolling interests	314	325
Total equity	3,503	3,659
TOTAL LIABILITIES AND EQUITY	$13,864	$14,036

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$211	$(30)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	221	245
Amortization of share awards	56	61
Amortization of operating lease right-of-use assets	26	25
Deferred income taxes	(94)	(24)
Asset impairments	90	23
Equity (earnings) losses from unconsolidated hospitality ventures	5	40
Contra revenue	58	69
(Gains) losses, net on marketable securities	1	(18)
Contingent consideration liabilities fair value adjustments	(17)	(14)
Payments for key money assets	(116)	(100)
Deferred revenue related to the loyalty program	368	179
Working capital changes and other	(794)	(390)
Net cash provided by operating activities	15	66
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(406)	(496)
Proceeds from marketable securities and short-term investments	532	772
Contributions to equity method and other investments	(83)	(71)
Return of equity method and other investments	7	10
Acquisitions, net of cash acquired	(8)	(1,274)
Capital expenditures	(67)	(143)
Proceeds from sales of real estate and other, net (1)	(10)	13
Issuance of financing receivables	(103)	(16)
Proceeds from financing receivables	27	13
Other investing activities	14	5
Net cash used in investing activities	(97)	(1,187)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of issuance costs of $— and $15 for the nine months ended September 30, 2026 and September 30, 2025, respectively	150	2,684
Repayments of debt	(3)	(1,550)
Repurchases of common stock	(294)	(179)
Dividends paid	(42)	(43)
Payment of withholding taxes for stock-based compensation	(32)	(24)
Payment of deferred consideration liability	(21)	—
Other financing activities	(8)	(21)
Net cash provided by (used in) financing activities	(250)	867
Effect of exchange rate changes on cash	—	(13)
Net decrease in cash, cash equivalents, and restricted cash, including cash, cash equivalents, and restricted cash classified within current assets held for sale	(332)	(267)
Change in cash, cash equivalents, and restricted cash classified within current assets held for sale	—	(50)
Net decrease in cash, cash equivalents, and restricted cash	(332)	(317)
Cash, cash equivalents, and restricted cash—Beginning of period	788	1,015
Cash, cash equivalents, and restricted cash—End of period	$456	$698
(1) Includes cash disposed, cash paid for transaction costs, and/or cash paid or received for proration adjustments or other amounts, as applicable.
(Continued)

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

Supplemental disclosure of cash flow information:

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$454	$697
Restricted cash included in prepaids and other assets	1	1
Restricted cash included in other assets	1	—
Total cash, cash equivalents, and restricted cash	$456	$698

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash paid during the period for interest	$172	$194
Cash paid during the period for income taxes, net	$174	$182
Cash paid for amounts included in the measurement of operating lease liabilities	$34	$33
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$8	$10
Contributions to equity method and other investments	$4	$—
Purchase consideration for the Playa Hotels Acquisition (Note 7)	$—	$13
Extinguishment of convertible debt security (Note 4)	$—	$30

(Concluded)

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	Stockholders' equity attributable to Hyatt Hotels Corporation
	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Class	Class	Class	Class
	A	B	A	B
BALANCE—January 1, 2025	42,613,090	53,531,579	$1	$—	$—	$3,815	$(269)	$279	$3,826
Net income	—	—	—	—	—	20	—	4	24
Other comprehensive income	—	—	—	—	—	—	45	13	58
Measurement period adjustment for noncontrolling interest (1)	—	—	—	—	—	—	—	5	5
Repurchases of common stock (2)	(1,078,511)	—	—	—	(13)	(137)	—	—	(150)
Employee stock plan issuance	12,982	—	—	—	2	—	—	—	2
Share-based payment activity	351,159	—	—	—	11	—	—	—	11
Dividends declared (3)	—	—	—	—	—	(14)	—	—	(14)
Class share conversions	19,001	(19,001)	—	—	—	—	—	—	—
BALANCE—March 31, 2025	41,917,721	53,512,578	$1	$—	$—	$3,684	$(224)	$301	$3,762
Net loss	—	—	—	—	—	(3)	—	(1)	(4)
Other comprehensive income	—	—	—	—	—	—	90	26	116
Employee stock plan issuance	21,695	—	—	—	2	—	—	—	2
Share-based payment activity (4)	17,454	—	—	—	25	—	—	—	25
Dividends declared (3)	—	—	—	—	—	(14)	—	—	(14)
BALANCE—June 30, 2025	41,956,870	53,512,578	$1	$—	$27	$3,667	$(134)	$326	$3,887
Net loss	—	—	—	—	—	(49)	—	(1)	(50)
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)	(2)
Repurchases of common stock (2)	(211,799)	—	—	—	(31)	—	—	—	(31)
Employee stock plan issuance	15,578	—	—	—	2	—	—	—	2
Share-based payment activity	15,377	—	—	—	17	—	—	—	17
Dividends declared (5)	—	—	—	—	—	(15)	—	—	(15)
Class share conversions	364,620	(364,620)	—	—	—	—	—	—	—
BALANCE—September 30, 2025	42,140,646	53,147,958	$1	$—	$15	$3,603	$(135)	$324	$3,808

(1) Relates to an acquisition that was completed during the year ended December 31, 2024.
(2) Includes a $1 million liability related to the 1% U.S. federal excise tax.
(3) Cash dividends declared of $0.15 per share includes $6 million and $8 million to Class A and Class B stockholders, respectively.
(4) Includes $3 million of additional paid-in capital related to time-vested restricted stock units granted to certain Playa Hotels & Resorts N.V. employees as part of the total purchase consideration on the acquisition date (see Note 7).

(5) Cash dividends declared of $0.15 per share includes $7 million and $8 million to Class A and Class B stockholders, respectively.
(Continued)

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	Stockholders' equity attributable to Hyatt Hotels Corporation
	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Class	Class	Class	Class
	A	B	A	B
BALANCE—January 1, 2026	41,460,839	53,143,473	$1	$—	$—	$3,482	$(149)	$325	$3,659
Net income	—	—	—	—	—	38	—	3	41
Other comprehensive loss	—	—	—	—	—	—	(6)	(5)	(11)
Repurchases of common stock (6)	(840,249)	—	—	—	(12)	(124)	—	—	(136)
Employee stock plan issuance	13,224	—	—	—	2	—	—	—	2
Share-based payment activity	363,762	—	—	—	10	—	—	—	10
Dividends declared (7)	—	—	—	—	—	(14)	—	—	(14)
Class share conversions	12,000	(12,000)	—	—	—	—	—	—	—
BALANCE—March 31, 2026	41,009,576	53,131,473	$1	$—	$—	$3,382	$(155)	$323	$3,551
Net income (loss)	—	—	—	—	—	110	—	(1)	109
Other comprehensive loss	—	—	—	—	—	—	(22)	(4)	(26)
Repurchases of common stock	(62,605)	—	—	—	(12)	—	—	—	(12)
Employee stock plan issuance	18,695	—	—	—	3	—	—	—	3
Share-based payment activity	183,975	—	—	—	13	—	—	—	13
Dividends declared (7)	—	—	—	—	—	(14)	—	—	(14)
Class share conversions	375,666	(375,666)	—	—	—	—	—	—	—
BALANCE—June 30, 2026	41,525,307	52,755,807	$1	$—	$4	$3,478	$(177)	$318	$3,624
Net income	—	—	—	—	—	58	—	3	61
Other comprehensive loss	—	—	—	—	—	—	(25)	(2)	(27)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(5)	(5)
Repurchases of common stock (6)	(867,109)	—	—	—	(16)	(132)	—	—	(148)
Employee stock plan issuance	11,615	—	—	—	2	—	—	—	2
Share-based payment activity	13,647	—	—	—	10	—	—	—	10
Dividends declared (7)	—	—	—	—	—	(14)	—	—	(14)
Class share conversions	120,000	(120,000)	—	—	—	—	—	—	—
BALANCE—September 30, 2026	40,803,460	52,635,807	$1	$—	$—	$3,390	$(202)	$314	$3,503

(6) Includes a $1 million liability related to the 1% U.S. federal excise tax.
(7) Cash dividends declared of $0.15 per share includes $6 million and $8 million to Class A and Class B stockholders, respectively.
(Concluded)

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions of dollars, unless otherwise indicated)
(Unaudited)
1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries have offerings that consist of full service hotels and resorts, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential and vacation units. We also offer distribution and destination management services through ALG Vacations and distribution services through Mr & Mrs Smith, a boutique and luxury global travel platform. At September 30, 2026, our hotel portfolio included 1,584 hotels and all-inclusive resorts (380,217 rooms), and our portfolio of properties operated in 84 countries around the world. Additionally, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other trade names or marks owned by such hotels or licensed by third parties.
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
Expense Disaggregation Disclosures—In November 2024, the FASB issued Accounting Standards Update No. 2024-03 ("ASU 2024-03"), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of disaggregated information about certain costs and expenses presented on the consolidated statements of income (loss), including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, as clarified by Accounting Standards Update No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, and may be applied either prospectively or retrospectively for any or all prior periods presented. Upon adoption of ASU 2024-03, we expect to include additional disclosures in our condensed consolidated financial statements and accompanying Notes.
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
Contract Balances
At September 30, 2026 and December 31, 2025, we had a $7 million and $14 million, respectively, contingent consideration receivable recorded as a contract asset in other assets on our condensed consolidated balance sheets related to the Tortuga sale, as defined in Note 7. We estimate contingent consideration on a recurring basis using the expected value method. During the three and nine months ended September 30, 2026, we recognized $3 million and $7 million, respectively, of losses in gains (losses) on sales of real estate and other due to a change in estimate.
Contract liabilities were comprised of the following:

	September 30, 2026	December 31, 2025
Deferred revenue related to the loyalty program	$1,972	$1,604
Deferred revenue related to distribution and destination management services	471	643
Advanced deposits	71	59
Initial application fees from franchisees	50	50
Deferred revenue related to insurance programs	27	102
Other deferred revenue	150	138
Total	$2,741	$2,596
Revenue recognized during the three months ended September 30, 2026 and September 30, 2025 included in the contract liabilities balance at the beginning of each year was $179 million and $201 million, respectively. Revenue recognized during the nine months ended September 30, 2026 and September 30, 2025 included in the contract liabilities balance at the beginning of each year was $1,076 million and $1,122 million, respectively. This revenue primarily related to distribution and destination management services and the loyalty program.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $135 million at September 30, 2026, and primarily related to design services fees from third-party owners and initial application fees from franchisees. Design services fees are recognized as revenues over multiple years, typically over a period of less than five years, using the percentage-of-completion method based on the achievement of design and/or renovation or construction milestones, timing of which is inherently uncertain. Initial application fees are recognized as revenues using the straight-line method over the initial term of the franchise agreement, which is generally 20 years. Of the $135 million of contracted revenue, we expect to recognize approximately 15% within the next 12 months, with the remainder to be recognized thereafter.
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

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$28	$23
Receivables, net	2	7
Prepaids and other assets	1	—
Total current assets	31	30
Operating lease right-of-use assets	—	1
Goodwill	171	178
Intangibles, net	528	561
Other assets	62	59
Total assets	$792	$829

Accounts payable	$—	$2
Accrued expenses and other current liabilities	3	5
Accrued compensation and benefits	1	1
Total current liabilities	4	8
Long-term operating lease liabilities	—	1
Other long-term liabilities	171	180
Total liabilities	$175	$189
Unlimited Vacation Club—The entity that owns the Unlimited Vacation Club business is classified as a VIE in which we hold a variable interest but are not the primary beneficiary, and we account for our common ownership interest as an equity method investment. We manage the Unlimited Vacation Club business under a long-term management agreement and license and royalty agreement.
At September 30, 2026 and December 31, 2025, we had $74 million and $80 million, respectively, recorded in other long-term liabilities (see Note 11) on our condensed consolidated balance sheets related to our guaranteed obligations of this unconsolidated VIE. At September 30, 2026 and December 31, 2025, our maximum exposure to loss was $132 million and $149 million, respectively, which includes the maximum exposure of our guaranteed obligations (see Note 13).
Equity Method Investments
At September 30, 2026 and December 31, 2025, we had $225 million and $186 million, respectively, of equity method investments recorded on our condensed consolidated balance sheets. One of our unconsolidated hospitality ventures has its equity shares listed on the BSE Limited and National Stock Exchange of India Limited stock exchanges. At September 30, 2026, the aggregate value of our equity shares was $193 million based on the price per share of the principal market.
During the nine months ended September 30, 2026, an equity method investment, in which we hold an ownership interest, sold the underlying hotel to a third party, and we recognized an insignificant gain in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss). At the time of sale, we had $10 million of outstanding financing receivables with the unconsolidated hospitality venture, which were repaid in conjunction with the sale. Additionally, the unconsolidated hospitality venture repaid its third-party mortgage loan on the property, and we were released from our debt repayment guarantee. Upon sale, we entered into a long-term franchise agreement for the property.
During both the three and nine months ended September 30, 2026 and September 30, 2025, we identified indicators of impairment for certain equity method investments and determined that their estimated fair values were less than their carrying values and the declines in value were other than temporary. We estimated the fair values of these investments, which are classified as Level Three in the hierarchy, using pending third-party offers or internally developed cash flow models.

The following table summarizes impairment charges recognized in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Equity method investments	$2	$29	$2	$36
Marketable Securities and Other Investments
We hold various forms of debt and equity securities for investment purposes and to fund our loyalty program, deferred compensation plans held in rabbi trusts, and captive insurance company. We also periodically transfer available cash and cash equivalents to purchase marketable securities.
Trading Securities—Our trading securities are recorded at fair value based on listed market prices or dealer quotations, where available. At both September 30, 2026 and December 31, 2025, our interest-bearing money market funds were recorded in cash and cash equivalents and all other trading securities were recorded in other assets on our condensed consolidated balance sheets. The following table summarizes the fair values of our trading securities:

	September 30, 2026	December 31, 2025
Level One—Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$130	$441
Exchange-traded funds	8	7
Common shares	13	13
Marketable securities held to fund rabbi trusts	441	594
Level Two—Significant Other Observable Inputs
U.S. government obligations	54	68
U.S. government agencies	5	9
Corporate debt securities	5	7
Mortgage-backed securities	5	4
Asset-backed securities	2	1
Municipal and provincial notes and bonds	1	2
Total	$664	$1,146
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
Net unrealized and realized gains (losses) recognized in revenues for reimbursed costs, net gains (losses) and interest income from marketable securities held to fund rabbi trusts, and other income (loss), net on our condensed consolidated statements of income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net gains (losses)	$(13)	$36	$55	$79
Less: net gains recognized on securities during the period	(43)	(4)	(48)	(19)
Unrealized net gains (losses) recognized on securities held at period end	$(56)	$32	$7	$60

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
Except as noted below, our AFS debt securities were recorded in other assets on our condensed consolidated balance sheets. The following tables summarize the fair values of our AFS debt securities:

	September 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Level Two—Significant Other Observable Inputs
U.S. government obligations (1)	$229	$—	$(10)	$219
U.S. government agencies	28	—	(1)	27
Corporate debt securities (2)	322	—	(10)	312
Mortgage-backed securities	38	—	(1)	37
Asset-backed securities	38	—	—	38
Municipal and provincial notes and bonds	3	—	—	3
Time deposits (3)	18	—	—	18
Level Three—Significant Unobservable Inputs
Preferred equity	115	1	(13)	103
Total	$791	$1	$(35)	$757

(1) Includes $6 million recorded in short-term investments.
(2) Includes $31 million recorded in short-term investments.
(3) Includes $5 million and $4 million recorded in cash and cash equivalents and short-term investments, respectively.

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Level Two—Significant Other Observable Inputs
U.S. government obligations	$224	$2	$(2)	$224
U.S. government agencies	23	—	—	23
Corporate debt securities (4)	262	4	(1)	265
Mortgage-backed securities	33	—	—	33
Asset-backed securities	35	—	—	35
Municipal and provincial notes and bonds	3	—	—	3
Time deposits (5)	23	—	—	23
Level Three—Significant Unobservable Inputs
Preferred equity	104	—	—	104
Total	$707	$6	$(3)	$710

(4) Includes $18 million recorded in short-term investments.
(5) Includes $12 million and $8 million recorded in cash and cash equivalents and short-term investments, respectively.

During both the three and nine months ended September 30, 2026 and September 30, 2025, we recognized an insignificant amount of net realized gains (losses) in other income (loss), net on our condensed consolidated statements of income (loss). Net unrealized gains (losses) recognized on our condensed consolidated financial statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other comprehensive income (loss) (Note 14)	$(15)	$2	$(37)	$1
During the year ended December 31, 2025, a $30 million convertible debt investment associated with one of our franchised properties was extinguished in conjunction with the recapitalization of the franchisee. During the three and nine months ended September 30, 2025, we recognized no amount and $12 million, respectively, of net unrealized losses in other comprehensive income (loss) and no amount and $30 million, respectively, of credit loss provisions in other income (loss), net on our condensed consolidated financial statements related to this investment.
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

	September 30, 2026
	Amortized cost	Allowance for credit losses	Net carrying value	Gross carrying value on nonaccrual status	Year of contractual maturity date
Time deposits	$175	$—	$175	$—	2027
Preferred equity (1)	374	(15)	359	10	various, through 2033
Total	$549	$(15)	$534	$10

(1) Includes $27 million recorded in prepaids and other assets.

	December 31, 2025
	Amortized cost	Allowance for credit losses	Net carrying value	Gross carrying value on nonaccrual status	Year of contractual maturity date
Time deposits	$153	$—	$153	$—	2027
Preferred equity	322	(9)	313	16	various, through 2062
Total	$475	$(9)	$466	$16

At September 30, 2026 and December 31, 2025, our preferred equity included a $200 million and $196 million investment, net of a $25 million and $29 million unamortized discount, respectively. Accretion of the discount was recognized in interest income within other income (loss), net on our condensed consolidated statements of income (loss) (see Note 19) and was based on an imputed interest rate of 8.9%.
The following table summarizes the activity in our HTM debt securities allowance for credit losses:

	2026	2025
Allowance at January 1	$9	$9
Provisions	6	—
Allowance at June 30	$15	$9
Provisions	—	—
Allowance at September 30	$15	$9

The following table summarizes the fair values of our HTM debt securities:

	September 30, 2026	December 31, 2025
Level Two—Significant Other Observable Inputs
Time deposits	$175	$153
Preferred equity	—	1
Level Three—Significant Unobservable Inputs
Preferred equity	359	314
Equity Securities Without A Readily Determinable Fair Value—At September 30, 2026 and December 31, 2025, we held $6 million and $11 million, respectively, of investments in equity securities without a readily determinable fair value, which were recorded in other assets on our condensed consolidated balance sheets and represent investments in entities where we do not have the ability to significantly influence the operations of the entity.
During the nine months ended September 30, 2026 and September 30, 2025, we recognized $5 million and an insignificant amount, respectively, of impairment charges in other income (loss), net on our condensed consolidated statements of income (loss) (see Note 19) as the estimated fair values of the investments were less than the carrying values. We estimated the fair values, which are classified as Level Three in the fair value hierarchy, using internally developed cash flow models.
Fair Value Measurement—During both the nine months ended September 30, 2026 and September 30, 2025, there were no transfers between levels of the fair value hierarchy for any of our securities.
5.    PROPERTY AND EQUIPMENT, NET

	September 30, 2026	December 31, 2025
Total property and equipment	$3,311	$3,262
Less: accumulated depreciation	(1,783)	(1,685)
Total property and equipment, net	$1,528	$1,577
During the three and nine months ended September 30, 2026 and the nine months ended September 30, 2025, we assessed the recoverability of certain asset groups, including property and equipment and operating lease right-of-use ("ROU") assets, and determined that the carrying values were not fully recoverable. We then estimated the fair values of these assets, which are classified as Level Three in the hierarchy, using pending third-party offers or internally developed cash flow models, which incorporated cash flow assumptions based on current economic trends, historical experience, and future growth projections. We determined that the carrying values of certain asset groups were in excess of the fair values, and we allocated the impairment charges to the long-lived assets within the asset groups.
The following table summarizes impairment charges recognized in asset impairments on our condensed consolidated statements of income (loss) within our owned and leased segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Property and equipment	$3	$—	$3	$6
Operating lease ROU assets	1	—	1	2
6.    RECEIVABLES
Receivables

	September 30, 2026	December 31, 2025
Total receivables	$1,421	$1,202
Less: allowance for credit losses	(82)	(79)
Total receivables, net of allowances	$1,339	$1,123

The following table summarizes the activity in our receivables allowance for credit losses:

	2026	2025
Allowance at January 1	$79	$62
Provisions (reversals), net	7	9
Write-offs	(5)	(3)
Allowance at June 30	$81	$68
Provisions (reversals), net	3	4
Write-offs	(2)	(1)
Allowance at September 30	$82	$71
Financing Receivables

	September 30, 2026	December 31, 2025
Secured financing to hotel owners	$192	$163
Unsecured financing to hotel owners and unconsolidated hospitality ventures (1)	288	255
Deferred fee arrangements	143	104
Total financing receivables	623	522
Less: current portion of financing receivables included in receivables, net	(97)	(30)
Less: allowance for credit losses	(53)	(50)
Total long-term financing receivables, net of allowances	$473	$442

(1) Includes a $42 million and $39 million loan, net of a $8 million and $11 million unamortized discount, at September 30, 2026 and December 31, 2025, respectively, related to seller financing issued in conjunction with a prior asset disposition. Accretion of the discount was recognized in interest income within other income (loss), net on our condensed consolidated statements of income (loss) (see Note 19) and was based on an imputed interest rate of 9.4%.

The following table summarizes the activity in our financing receivables allowance for credit losses:

	2026	2025
Allowance at January 1	$50	$36
Provisions (reversals), net	2	6
Write-offs	(1)	—
Foreign currency exchange, net	—	1
Allowance at June 30	$51	$43
Provisions (reversals), net	2	(1)
Write-offs	—	(5)
Allowance at September 30	$53	$37
Our financing receivables were comprised of the following:

	September 30, 2026
	Amortized cost	Allowance for credit losses	Net carrying value	Gross carrying value on nonaccrual status
Junior and senior mortgage loans	$192	$—	$192	$—
Unsecured loans	288	(42)	246	47
Deferred fee arrangements (1)	143	(11)	132	135
Total	$623	$(53)	$570	$182

(1) Primarily greater than 90 days past due based on the nature of the financing receivables class.

	December 31, 2025
	Amortized cost	Allowance for credit losses	Net carrying value	Gross carrying value on nonaccrual status
Junior and senior mortgage loans	$163	$—	$163	$—
Unsecured loans	255	(41)	214	46
Deferred fee arrangements (2)	104	(9)	95	96
Total	$522	$(50)	$472	$142

(2) Primarily greater than 90 days past due based on the nature of the financing receivables class.
We estimated the fair value of financing receivables, which are classified as Level Three in the fair value hierarchy, to be approximately $597 million and $493 million at September 30, 2026 and December 31, 2025, respectively.
7.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Playa Hotels & Resorts N.V.—During the nine months ended September 30, 2025, we completed a tender offer process to purchase all of the issued and outstanding ordinary shares of Playa Hotels & Resorts N.V. ("Playa Hotels," and such acquisition, the "Playa Hotels Acquisition") at a cash price of $13.50 per share (the "Offer Consideration"). Immediately prior to the acquisition date, we held 9.9% of Playa Hotels' outstanding shares, which were accounted for as trading securities. On June 11, 2025, the acquisition date, we paid cash of $1,497 million, obtained control over a majority of the outstanding shares, and repaid Playa Hotels' existing term loan for $1,078 million, inclusive of $3 million of accrued interest (see Note 10). All remaining shares were acquired from June 12, 2025 to June 17, 2025. The impact of the noncontrolling interest during the intervening period was insignificant. On June 17, 2025, we completed the acquisition, which was financed through proceeds from debt (see Note 10). We accounted for the transaction as a business combination.
Upon acquisition, each unvested restricted share and restricted stock unit award held by non-executive directors of Playa Hotels and certain terminating employees (collectively, the "Terminating Employees") became fully vested and was automatically converted into the right to receive cash, equal to the Offer Consideration multiplied by the total number of unvested ordinary shares as of immediately prior to the closing of the Playa Hotels Acquisition. Vesting for awards eligible to vest based on performance goals was determined based on relevant provisions in underlying award agreements, with such vesting occurring either (i) as though the greater of target performance or actual performance had been achieved or (ii) as though target performance had been achieved, except that, all such awards granted during 2024 vested at the applicable maximum performance level. We paid $55 million to Terminating Employees, of which $25 million was attributable to pre-combination vesting and included in the purchase consideration. The remaining $30 million was attributable to post-combination vesting, of which $28 million was recognized in transaction and integration costs on our condensed consolidated statements of income (loss) during the nine months ended September 30, 2025, and the remaining amount was expensed during the fourth quarter of 2025.
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
We finalized the fair values of the assets acquired and liabilities assumed in the second quarter of 2026. During 2026 through the end of the measurement period, adjustments recorded primarily included a $6 million decrease to current assets held for sale and a corresponding increase in goodwill. The measurement period adjustments primarily resulted from the refinement of certain assumptions and were based on facts and circumstances that existed at the acquisition date.

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

Following the acquisition date, the operating results of Playa Hotels were recognized on our condensed consolidated statements of income (loss) as follows:

	Three Months Ended September 30, 2025	Period from the Acquisition Date through September 30, 2025
Total revenues	$161	$208
Net income (loss) attributable to Hyatt Hotels Corporation (1)	11	(25)
(1) Includes $10 million and $55 million of non-recurring transaction costs that were incurred and recognized by Playa Hotels, as included below, during the three months ended September 30, 2025 and the period from the acquisition date through September 30, 2025, respectively.

During the three and nine months ended September 30, 2025, we recognized $11 million and $90 million, respectively, of transaction costs, including the costs incurred and recognized in Playa Hotels' operating results above, in transaction and integration costs on our condensed consolidated statements of income (loss). The costs primarily related to financial advisory and legal fees, severance payments to Terminating Employees, and payments made to settle unvested awards of Terminating Employees.
Additionally, during the year ended December 31, 2025, we terminated Playa Hotels' third-party owned and operated membership program and acquired certain contracts with customers. During the nine months ended September 30, 2026, we paid $8 million of consideration related to the asset acquisition.

Unaudited Pro Forma Combined Financial Information
The following table presents the unaudited pro forma combined results of Hyatt and Playa Hotels as if the Playa Hotels Acquisition had occurred on January 1, 2024:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Total revenues	$1,786	$5,727
Net income (loss) attributable to Hyatt Hotels Corporation	(39)	57
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
Dispositions
Playa Hotels Portfolio—During the three months ended September 30, 2025, we sold one of the properties in the Playa Hotels Portfolio to an unrelated third party for $22 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. During the fourth quarter of 2025, we sold the shares of the entities that own the remaining 14 properties to Tortuga Resorts, an unrelated third party, (the "Tortuga sale" and, collectively, the "sale of the Playa Hotels Portfolio"). In conjunction with the Tortuga sale, we entered into long-term management agreements for 13 of 14 hotels.

During the three and nine months ended September 30, 2026, we recognized a $3 million pre-tax loss and a $3 million net pre-tax gain, respectively, primarily related to proration adjustments and transaction costs in gains (losses) on sales of real estate and other on our condensed consolidated statements of income (loss). The operating results and financial position of the hotels in the Playa Hotels Portfolio prior to the sale remain within our owned and leased segment. Although we concluded the disposal of these properties did not qualify as discontinued operations, the disposal was considered individually significant. Pre-tax net income attributable to the Playa Hotels Portfolio during the three and nine months ended September 30, 2025 was $36 million and $22 million, respectively.
The following table summarizes amounts recorded on our condensed consolidated balance sheets related to proration adjustments and other amounts to be settled with Tortuga Resorts in the future:

	September 30, 2026	December 31, 2025
Receivables, net	$41	$41
Other assets	12	14
Accrued expenses and other current liabilities	4	—
8.    INTANGIBLES, NET

		September 30, 2026
	Weighted-average useful lives in years	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	21	$1,432	$(405)	$1,027
Brand and other indefinite-lived intangibles	—	784	—	784
Customer relationships intangibles	11	355	(157)	198
Other intangibles	9	28	(14)	14
Total		$2,599	$(576)	$2,023

	December 31, 2025
	Gross carrying value	Accumulated amortization	Net carrying value
Management and hotel services agreement and franchise agreement intangibles	$1,545	$(367)	$1,178
Brand and other indefinite-lived intangibles	809	—	809
Customer relationships intangibles	354	(129)	225
Other intangibles	29	(12)	17
Total	$2,737	$(508)	$2,229

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense	$32	$38	$98	$111
The following table summarizes impairment charges recognized in asset impairments on our condensed consolidated statements of income (loss) within our management and franchising segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Management and hotel services agreement and franchise agreement intangibles (1)	$40	$9	$66	$15
Brand and other indefinite-lived intangibles (2)	20	—	20	—

(1) Primarily reflects contract terminations and contracts for additional hotels that are no longer expected to open.
(2) The carrying value of an asset was in excess of the fair value. The inputs used in determining the impairment charge are classified as Level Three in the fair value hierarchy.

9.    OTHER ASSETS

	September 30, 2026	December 31, 2025
Key money assets	$1,192	$1,095
AFS debt securities (Note 4)	711	672
HTM debt securities (Note 4)	507	466
Marketable securities held to fund rabbi trusts (Note 4)	441	594
Other trading securities (Note 4)	93	111
Indemnification asset (Note 4)	62	59
Other	129	128
Total	$3,135	$3,125
10.    DEBT

	Year of maturity	September 30, 2026	December 31, 2025
$600 million senior unsecured notes—5.750%	2027	$600	$600
$400 million senior unsecured notes—4.375%	2028	399	399
$500 million senior unsecured notes—5.050%	2028	500	500
$600 million senior unsecured notes—5.250%	2029	600	600
$450 million senior unsecured notes—5.750%	2030	440	440
$450 million senior unsecured notes—5.375%	2031	450	450
$500 million senior unsecured notes—5.750%	2032	500	500
$350 million senior unsecured notes—5.500%	2034	350	350
$400 million senior unsecured notes—5.400%	2035	400	400
Revolving credit facility (1)	2026	150	—
Variable rate term loan	2029	49	51
Floating average rate loan	2031	17	19
Total debt excluding finance lease obligations, unamortized discounts, and unamortized deferred financing fees		4,455	4,309
Finance lease obligations		3	3
Unamortized discounts and unamortized deferred financing fees		(28)	(34)
Total debt		4,430	4,278
Less: current maturities of long-term debt		(755)	(6)
Total long-term debt		$3,675	$4,272

(1) Credit agreement expires in 2030. Year of maturity represents due date of the individual borrowings.
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
Revolving Credit Facility—During the three months ended September 30, 2026, we had $150 million of borrowings and no repayments on our revolving credit facility. The weighted-average interest rate on these borrowings was 4.8% at September 30, 2026. During the nine months ended September 30, 2025, we had no borrowings or repayments on our revolving credit facility. At September 30, 2026, we had $1,347 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding (see Note 13).

Delayed Draw Term Loan Facility—During the nine months ended September 30, 2025, we entered into a credit agreement with a syndicate of lenders for a $1,700 million delayed draw term loan facility (the "DDTL Facility") and borrowed $1,700 million (the "DDTL Loans"). We received $1,694 million of proceeds, net of $6 million of issuance costs, which we used to finance the Playa Hotels Acquisition (see Note 7), repay certain indebtedness of Playa Hotels and its subsidiaries as described below, and pay related fees and expenses. During the three months ended September 30, 2025, we repaid $22 million of the DDTL Loans using proceeds from the sale of one of the properties in the Playa Hotels Portfolio (see Note 7). During the fourth quarter of 2025, we repaid the remaining outstanding balance of the DDTL Loans.
Playa Hotels Term Loan Repayment—During the nine months ended September 30, 2025, in conjunction with the Playa Hotels Acquisition, we repaid the outstanding balance of an assumed term loan for $1,078 million, inclusive of $3 million of accrued interest, on the acquisition date (see Note 7).
Fair Value—The following table summarizes the fair value of our debt, which includes the senior unsecured notes above (collectively, the "Senior Notes"), revolving credit facility, and other long-term debt and excludes finance lease obligations, unamortized discounts, and unamortized deferred financing fees:

	September 30, 2026	December 31, 2025
Level Two—Significant Other Observable Inputs
Senior Notes	$4,162	$4,349
Revolving credit facility	150	—
Level Three—Significant Unobservable Inputs
Other long-term debt	66	71
11.    OTHER LONG-TERM LIABILITIES

	September 30, 2026	December 31, 2025
Income taxes payable	$671	$562
Deferred compensation plans funded by rabbi trusts (Note 4 and Note 9)	441	594
Deferred income taxes (Note 12)	211	216
Guarantee liabilities (Note 13)	184	186
Contingent consideration liabilities (Note 13)	147	177
Self-insurance liabilities (Note 13)	97	91
Deferred consideration liability (1)	22	45
Other	101	85
Total	$1,874	$1,956

(1) At both September 30, 2026 and December 31, 2025, we had $23 million related to the deferred consideration liability recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. The total deferred consideration liability was net of a $1 million and $2 million unamortized discount at September 30, 2026 and December 31, 2025, respectively. Accretion of the discount was recognized in interest expense on our condensed consolidated statements of income (loss) and was based on an imputed interest rate of 4.8%.

12.    TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Provision for income taxes	$18	$33	$107	$103
Provision for income taxes decreased during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to a non-cash tax benefit from the release of a valuation allowance on certain foreign deferred tax assets.

We are subject to audits by federal, state, and foreign tax authorities. U.S. tax years 2021 through 2023 are currently under field exam. U.S. tax years 2009 through 2011 have been subject to a U.S. Tax Court case concerning the tax treatment of the loyalty program in which the Internal Revenue Service ("IRS") is asserting that loyalty program contributions are taxable income to the Company. The litigation is currently on remand from the U.S. Court of Appeals for the Seventh Circuit to the Tax Court, as discussed below. U.S. tax years 2012 through 2020 are open pending the outcome of the proceedings for U.S. tax years 2009 through 2011.
The Tax Court issued an opinion on October 2, 2023 related to the loyalty program case and determined that the Company must recognize approximately $12 million in net taxable income for the tax years 2009 through 2011, but that the Company need not recognize approximately $228 million in net taxable income related to tax years that preceded 2009. The Tax Court entered its decision on September 13, 2024. The Company filed a Notice of Appeal to the U.S. Court of Appeals for the Seventh Circuit on December 9, 2024 to challenge the Tax Court's rulings that were not in the Company's favor. On April 22, 2026, the Seventh Circuit issued an opinion agreeing with certain of the Company's legal arguments, disagreeing with certain of the Tax Court's conclusions, vacating the decision of the Tax Court, and remanding the case to the Tax Court for further proceedings. On July 8, 2026, the IRS filed a petition for panel rehearing and rehearing en banc with the U.S. Court of Appeals for the Seventh Circuit, to which the Company filed a response on August 6, 2026. The Seventh Circuit denied the petition on August 21, 2026 and issued an official mandate to return the case to the Tax Court on August 31, 2026. If the legal proceedings ultimately reach a conclusion consistent with the Tax Court's prior opinion, the estimated income tax payment due for the subsequent tax years 2012 through 2026 would be $434 million, including $76 million of estimated interest, net of federal benefit. We believe we have an adequate uncertain tax liability recorded for this matter and believe that the ultimate outcome of this matter will not have a material effect on our consolidated financial position, results of operations, or liquidity.
At September 30, 2026 and December 31, 2025, total unrecognized tax benefits recorded in other long-term liabilities on our condensed consolidated balance sheets were $517 million and $503 million, respectively, of which $188 million and $244 million, respectively, would impact the effective tax rate, if recognized. The increase was primarily related to an accrual for the U.S. tax treatment of the loyalty program, partially offset by the settlement of an assumed tax liability that was triggered by the Playa Hotels Acquisition.
Through a prior acquisition, we assumed an assessment of additional corporate income tax from the Mexican tax authorities, which was in the process of being appealed, primarily related to disallowed deductions taken on historical tax returns. Our request for appeal to a higher court for one of the tax years was denied on May 15, 2024, and the assessment was finalized. During the nine months ended September 30, 2026, the Mexican Circuit Court issued rulings and disallowed deductions for the other tax year, and the Mexican tax authorities issued a final tax assessment, which we paid during the three months ended September 30, 2026. At September 30, 2026 and December 31, 2025, we had $25 million and $37 million, respectively, of tax liabilities recorded in other long-term liabilities on our condensed consolidated balance sheets in connection with this matter.
Further, the Mexican tax authorities disallowed credits taken on historical tax returns and applied value added taxes to certain transactions. The Mexican Circuit Court ruling described above resulted in a favorable outcome for the other tax year with respect to this matter. During the nine months ended September 30, 2026, our appeal related to the other tax year was denied, and we appealed the decision to the Mexican Supreme Court. During the three months ended September 30, 2026, the Mexican Supreme Court formally admitted our appeal for review, and the case remains pending before the Court. We have not recorded a liability associated with the additional value added tax for the pending tax year as we do not believe a loss is probable. At September 30, 2026, our maximum exposure is not expected to exceed $9 million.
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recorded a liability in connection with this matter. At September 30, 2026, our maximum exposure is not expected to exceed $20 million, including $15 million of estimated penalties and interest.
13.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety and other bonds, and letter of credit agreements.
Commitments—At September 30, 2026, we are committed, under certain conditions, to lend, provide certain consideration to, or invest in various business ventures up to $691 million, net of any related letters of credit.

Performance Guarantees and Performance Cure Payments—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. Except as described below, at September 30, 2026, our performance guarantees had $171 million of remaining maximum exposure and expire between 2027 and 2042.
Through acquisitions, we acquired certain management and hotel services agreements with performance guarantees based on annual performance levels and with expiration dates between 2027 and 2045. Contract terms within these management and hotel services agreements limit our exposure, and therefore, we are unable to reasonably estimate our maximum potential future payments.
At September 30, 2026 and December 31, 2025, we had $116 million and $114 million, respectively, of total performance guarantee liabilities, which included $102 million and $95 million, respectively, recorded in other long-term liabilities and $14 million and $19 million, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
Additionally, we enter into certain management and hotel services agreements where we have the right, but not an obligation, to make payments to certain third-party owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the contract. At September 30, 2026 and December 31, 2025, we had an insignificant amount and $4 million, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to these performance cure payments.
Debt Repayment Guarantees—We enter into various debt repayment guarantees, as summarized below, in order to assist third-party owners, franchisees, and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Geographical region	Maximum potential future payments (1)	Maximum exposure net of recoverability from third parties (1), (2)	Other long-term liabilities recorded at September 30, 2026	Other long-term liabilities recorded at December 31, 2025	Year of guarantee expiration (3)
United States (4)	$242	$20	$34	$23	various, through 2032
All foreign	13	—	4	5	various, through 2028
Total	$255	$20	$38	$28

(1) Our maximum exposure is generally based on a specified amount or percentage of the total principal due upon borrower default.
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
At September 30, 2026, we are not aware, nor have we received any notification, that our third-party owners, franchisees, or unconsolidated hospitality ventures are not current on their debt service obligations where we have provided a debt repayment guarantee.
Other Guarantees—We agreed to guarantee up to $70 million of our hospitality venture partner's investment in the Unlimited Vacation Club (see Note 4). Additionally, we have provided indemnifications to third-party purchasers in certain dispositions and an unconsolidated hospitality venture for obligations the related entities may incur as a result of certain tax matters or uncertain tax positions. At September 30, 2026, the indemnifications for open tax matters had a maximum exposure of $105 million, including $32 million related to an audit assessment received on July 13, 2026 for one of the open indemnified tax matters, which we intend to appeal on behalf of the third-party purchaser. At September 30, 2026 and December 31, 2025, we had $44 million and $63 million, respectively, of guarantee liabilities recorded in other long-term liabilities on our condensed consolidated balance sheets associated with these guarantees.
Guarantee Liabilities Fair Value—We estimated the fair value of guarantee liabilities, which are classified as Level Three in the fair value hierarchy, to be approximately $215 million and $180 million at September 30, 2026 and December 31, 2025, respectively.

Contingent Consideration Fair Value—As part of acquisitions, we have entered into various contingent consideration arrangements. At September 30, 2026, we had $352 million of potential future consideration remaining under these arrangements. However, we have certain arrangements where we are unable to reasonably estimate our maximum potential future consideration remaining.
At September 30, 2026 and December 31, 2025, we had $147 million and $177 million, respectively, recorded in other long-term liabilities and $9 million and $3 million, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to contingent consideration. Our contingent consideration liabilities are remeasured at fair value on a recurring basis and are classified as Level Three in the fair value hierarchy. Changes in fair value were recognized in other income (loss), net on our condensed consolidated statements of income (loss).
The following table summarizes the activity in our contingent consideration liabilities:

	2026	2025
Fair value at January 1	$180	$217
Changes in fair value (Note 19)	(33)	(8)
Payments	(3)	(3)
Foreign currency exchange, net (Note 19)	(1)	3
Fair value at June 30	$143	$209
Changes in fair value (Note 19)	16	(6)
Payments	(3)	(1)
Fair value at September 30	$156	$202
Insurance—We obtain insurance for potential losses from general liability, property, automobile, aviation, environmental, workers' compensation, employment practices, crime, cyber, and other miscellaneous risks. A portion of these risks is retained through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. At September 30, 2026 and December 31, 2025, we had $152 million and $146 million, respectively, of total reserves for losses in our captive insurance company, which both included $55 million recorded in accrued expenses and other current liabilities and $97 million and $91 million, respectively, recorded in other long-term liabilities (see Note 11) on our condensed consolidated balance sheets.
Collective Bargaining Agreements—At September 30, 2026, approximately 22% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between various unions and us. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety and Other Bonds—At September 30, 2026, surety and other bonds issued on our behalf were $192 million, which primarily related to our insurance programs, customer deposits associated with ALG Vacations, taxes, licenses, liens, and utilities for certain managed and franchised hotels.
Letters of Credit—At September 30, 2026, letters of credit outstanding on our behalf were $114 million, which primarily related to our ongoing operations, collateral for customer deposits associated with ALG Vacations, collateral for estimated insurance claims, and securitization of our performance under a certain debt repayment guarantee, which is only called on if the borrower defaults on its obligations. Of the letters of credit outstanding, $3 million reduces the available capacity under our revolving credit facility (see Note 10).
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
14.    EQUITY
Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss, net of tax impacts, were as follows:

	Foreign currency translation adjustments	AFS debt securities unrealized fair value adjustments	Derivative instruments adjustments	Pension liabilities adjustments	Total
Balance at January 1, 2026	$(136)	$2	$(16)	$1	$(149)
Other comprehensive loss before reclassification	(11)	(19)	—	—	(30)
Amounts reclassified from accumulated other comprehensive loss (1)	—	—	2	—	2
Balance at June 30, 2026	$(147)	$(17)	$(14)	$1	$(177)
Other comprehensive loss before reclassification	(14)	(12)	—	(1)	(27)
Amounts reclassified from accumulated other comprehensive loss (1)	—	—	2	—	2
Balance at September 30, 2026	$(161)	$(29)	$(12)	$—	$(202)

(1) Derivative instruments adjustments includes realized losses recognized in interest expense on our condensed consolidated statements of income (loss) related to the settlement of interest rate locks. We expect to reclassify $5 million of losses, net of insignificant tax impacts, related to the interest rate locks over the next 12 months.

	Foreign currency translation adjustments	AFS debt securities unrealized fair value adjustments	Derivative instruments adjustments	Pension liabilities adjustments	Total
Balance at January 1, 2025	$(251)	$2	$(20)	$—	$(269)
Other comprehensive income (loss) before reclassification	133	(1)	1	—	133
Amounts reclassified from accumulated other comprehensive loss (2)	—	—	2	—	2
Balance at June 30, 2025	$(118)	$1	$(17)	$—	$(134)
Other comprehensive income before reclassification	(4)	3	—	(1)	(2)
Amounts reclassified from accumulated other comprehensive loss (2), (3), (4)	—	(1)	2	—	1
Balance at September 30, 2025	$(122)	$3	$(15)	$(1)	$(135)

(2) Derivative instruments adjustments includes realized losses recognized in interest expense on our condensed consolidated statements of income (loss) related to the settlement of interest rate locks.
(3) Derivative instruments adjustments includes realized losses recognized in owned and leased expenses on our condensed consolidated statements of income (loss) related to the foreign currency forward contracts.
(4) AFS debt securities unrealized fair value adjustments includes realized gains recognized in other income (loss), net on our condensed consolidated statements of income (loss) related to marketable securities held for our captive insurance company and loyalty program (see Note 19).
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

	Nine Months Ended September 30,
	2026	2025
Total number of shares repurchased	1,769,963	1,290,310
Weighted-average price per share	$166.25	$139.02
Aggregate purchase price (1)	$294	$179

(1) Excludes related insignificant expenses.
The shares of Class A common stock repurchased in the open market were retired and returned to the status of authorized and unissued shares. At September 30, 2026, we had $1,384 million remaining under the share repurchase program.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
SARs	$1	$1	$8	$14
RSUs	6	8	32	34
PSUs	4	6	16	13
Total	$11	$15	$56	$61
SARs—During the nine months ended September 30, 2026, we granted 152,377 SARs to employees with a weighted-average grant date fair value of $65.14. During the nine months ended September 30, 2025, we granted 311,519 SARs to employees with a weighted-average grant date fair value of $53.17.
RSUs—During the nine months ended September 30, 2026, we granted 391,598 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $147.57. During the nine months ended September 30, 2025, we granted 568,659 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $125.64.
PSUs—During the nine months ended September 30, 2026, we granted 114,300 PSUs to employees with a weighted-average grant date fair value of $178.56. During the nine months ended September 30, 2025, we granted 267,389 PSUs to employees with a weighted-average grant date fair value of $144.84.
Unearned Compensation—At September 30, 2026, our total unearned compensation for our stock-based compensation programs was $4 million for SARs, $44 million for RSUs, and $19 million for PSUs, which will be recognized in general and administrative expenses, distribution expenses, and transaction and integration costs on our condensed consolidated statements of income (loss) over a weighted-average remaining term of three years for both SARs and RSUs and two years for PSUs.
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

	September 30, 2026	December 31, 2025
Receivables, net	$40	$44
Financing receivables, net	131	124

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Base management fees	$4	$4	$12	$12
Incentive management fees	3	1	8	6
Franchise and other fees	16	18	53	53
Other income (loss), net (1)	—	2	1	5
(1) Includes income recognized related to loans and insignificant guarantee income.

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
Legal Services—A partner in a law firm that provided services to us throughout 2026 and 2025 is an immediate family member of a principal stockholder. During the three and nine months ended September 30, 2026, we incurred $1 million and $3 million, respectively, of legal fees with this firm. During the three and nine months ended September 30, 2025, we incurred $2 million and $25 million, respectively, of legal fees with this firm. At both September 30, 2026 and December 31, 2025, we had insignificant amounts due to the law firm.
Class B Share Conversion—During the nine months ended September 30, 2026 and September 30, 2025, 507,666 shares and 383,621 shares, respectively, of Class B common stock were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.
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
During the nine months ended September 30, 2026, we revised our definition of Adjusted EBITDA to no longer include our pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA, and we recast prior-period results to provide comparability. The revised definition is consistent with information provided to our CODM.
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

The following tables present revenues disaggregated by the nature of the product or service and by segment and a reconciliation of segment revenues to segment Adjusted EBITDA:

	Three Months Ended September 30, 2026
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$124	$—	$—	$124	$(7)	$117
Incentive management fees	67	—	—	67	(2)	65
Franchise and other fees	147	—	—	147	(2)	145
Gross fees	338	—	—	338	(11)	327
Rooms and packages	—	196	—	196	(5)	191
Food and beverage	—	48	—	48	—	48
Other	—	32	—	32	—	32
Owned and leased	—	276	—	276	(5)	271
Distribution	—	—	168	168	—	168
Segment revenues	338	276	168	782	(16)	766
Contra revenue	(18)	—	—	(18)	—	(18)
Revenues for reimbursed costs	994	—	—	994	1	995
Total revenues	$1,314	$276	$168	$1,758	$(15)	$1,743

Intersegment revenues	$10	$5	$—	$15

	Nine Months Ended September 30, 2026
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$388	$—	$—	$388	$(20)	$368
Incentive management fees	220	—	—	220	(5)	215
Franchise and other fees	406	—	—	406	(5)	401
Gross fees	1,014	—	—	1,014	(30)	984
Rooms and packages	—	533	—	533	(14)	519
Food and beverage	—	151	—	151	—	151
Other	—	94	—	94	—	94
Owned and leased	—	778	—	778	(14)	764
Distribution	—	—	667	667	—	667
Segment revenues	1,014	778	667	2,459	(44)	2,415
Contra revenue	(58)	—	—	(58)	—	(58)
Revenues for reimbursed costs	2,962	—	—	2,962	1	2,963
Total revenues	$3,918	$778	$667	$5,363	$(43)	$5,320

Intersegment revenues	$29	$14	$—	$43

	Three Months Ended September 30, 2026
	Management and franchising	Owned and leased	Distribution
Segment revenues	$338	$276	$168
Significant segment expenses:
Adjusted general and administrative expenses	(68)	(2)	—
Owned and leased expenses (1)	—	(235)	—
Distribution expenses (2)	—	—	(151)
Segment Adjusted EBITDA	$270	$39	$17

(1) Includes intercompany management fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
(2) Includes intercompany commission fee expenses paid to our management and franchising segment, which were eliminated in consolidation.

	Nine Months Ended September 30, 2026
	Management and franchising	Owned and leased	Distribution
Segment revenues	$1,014	$778	$667
Significant segment expenses:
Adjusted general and administrative expenses	(214)	(7)	—
Owned and leased expenses (3)	—	(683)	—
Distribution expenses (4)	—	—	(597)
Other segment items (5)	—	1	3
Segment Adjusted EBITDA	$800	$89	$73

(3) Includes intercompany management fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
(4) Includes intercompany commission fee expenses paid to our management and franchising segment, which were eliminated in consolidation.
(5) Owned and leased removes the change in market performance of the underlying invested assets recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts. Distribution removes stock-based compensation expense recognized in distribution expenses.

	Three Months Ended September 30, 2025
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$113	$—	$—	$113	$(6)	$107
Incentive management fees	55	—	—	55	(2)	53
Franchise and other fees	130	—	—	130	(7)	123
Gross fees	298	—	—	298	(15)	283
Rooms and packages	—	341	—	341	(7)	334
Food and beverage	—	54	—	54	—	54
Other	—	41	—	41	—	41
Owned and leased	—	436	—	436	(7)	429
Distribution	—	—	192	192	—	192
Other revenues	12	—	—	12	1	13
Segment revenues	310	436	192	938	(21)	917
Contra revenue	(34)	—	—	(34)	—	(34)
Revenues for reimbursed costs	903	—	—	903	—	903
Total revenues	$1,179	$436	$192	$1,807	$(21)	$1,786

Intersegment revenues	$14	$7	$—	$21

	Nine Months Ended September 30, 2025
	Management and franchising	Owned and leased	Distribution	Segment Total	Eliminations	Total
Base management fees	$353	$—	$—	$353	$(19)	$334
Incentive management fees	196	—	—	196	(5)	191
Franchise and other fees	377	—	—	377	(11)	366
Gross fees	926	—	—	926	(35)	891
Rooms and packages	—	712	—	712	(16)	696
Food and beverage	—	153	—	153	—	153
Other	—	103	—	103	—	103
Owned and leased	—	968	—	968	(16)	952
Distribution	—	—	769	769	—	769
Other revenues	34	—	—	34	1	35
Segment revenues	960	968	769	2,697	(50)	2,647
Contra revenue	(69)	—	—	(69)	—	(69)
Revenues for reimbursed costs	2,734	—	—	2,734	—	2,734
Total revenues	$3,625	$968	$769	$5,362	$(50)	$5,312

Intersegment revenues	$34	$16	$—	$50

	Three Months Ended September 30, 2025
	Management and franchising	Owned and leased	Distribution
Segment revenues	$310	$436	$192
Significant segment expenses:
Adjusted general and administrative expenses	(62)	(3)	—
Owned and leased expenses (1)	—	(364)	—
Distribution expenses (2)	—	—	(171)
Other segment items (3)	(22)	1	—
Segment Adjusted EBITDA	$226	$70	$21

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

	Nine Months Ended September 30, 2025
	Management and franchising	Owned and leased	Distribution
Segment revenues	$960	$968	$769
Significant segment expenses:
Adjusted general and administrative expenses	(194)	(8)	—
Owned and leased expenses (4)	—	(831)	—
Distribution expenses (5)	—	—	(659)
Other segment items (6)	(66)	3	3
Segment Adjusted EBITDA	$700	$132	$113

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

The following table provides a reconciliation of segment Adjusted EBITDA to income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Management and franchising	$270	$226	$800	$700
Owned and leased	39	70	89	132
Distribution	17	21	73	113
Segment Adjusted EBITDA	326	317	962	945
Unallocated overhead expenses	(30)	(38)	(103)	(120)
Eliminations	(1)	(1)	(1)	—
Contra revenue	(18)	(34)	(58)	(69)
Revenues for reimbursed costs	995	903	2,963	2,734
Reimbursed costs	(988)	(905)	(2,971)	(2,756)
Stock-based compensation expense (1)	(11)	(14)	(55)	(59)
Transaction and integration costs	(8)	(25)	(32)	(130)
Depreciation and amortization	(72)	(83)	(221)	(245)
Equity earnings (losses) from unconsolidated hospitality ventures	(3)	(34)	(5)	(40)
Interest expense	(65)	(90)	(194)	(230)
Gains (losses) on sales of real estate and other	(6)	—	(4)	(2)
Asset impairments	(64)	(9)	(90)	(23)
Other income (loss), net	24	(4)	127	68
Income (loss) before income taxes	$79	$(17)	$318	$73

(1) Includes amounts recognized in general and administrative expenses, owned and leased expenses, and distribution expenses; excludes amounts recognized in transaction and integration costs (see Note 15).

18.    EARNINGS (LOSSES) PER SHARE
The following table presents the calculation of basic and diluted earnings (losses) per Class A and Class B share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$61	$(50)	$211	$(30)
Net income (loss) attributable to noncontrolling interests	$3	$(1)	$5	$2
Net income (loss) attributable to Hyatt Hotels Corporation	$58	$(49)	$206	$(32)
Denominator:
Basic weighted-average shares outstanding	94,022,649	95,510,420	94,265,958	95,689,842
Stock-based compensation	2,323,109	—	2,279,024	—
Diluted weighted-average shares outstanding	96,345,758	95,510,420	96,544,982	95,689,842
Basic Earnings (Losses) Per Class A and Class B Share:
Net income (loss)	$0.64	$(0.52)	$2.24	$(0.31)
Net income (loss) attributable to noncontrolling interests	$0.03	$(0.01)	$0.05	$0.03
Net income (loss) attributable to Hyatt Hotels Corporation	$0.61	$(0.51)	$2.19	$(0.34)
Diluted Earnings (Losses) Per Class A and Class B Share:
Net income (loss)	$0.63	$(0.52)	$2.18	$(0.31)
Net income (loss) attributable to noncontrolling interests	$0.03	$(0.01)	$0.05	$0.03
Net income (loss) attributable to Hyatt Hotels Corporation	$0.60	$(0.51)	$2.13	$(0.34)
The calculations of diluted earnings (losses) per Class A and Class B share do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs, RSUs, and PSUs because they are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
SARs	7,500	1,566,400	10,500	1,481,500
RSUs	1,300	498,800	1,800	439,800
PSUs	—	140,700	—	128,700

19.    OTHER INCOME (LOSS), NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$32	$31	$96	$104
Guarantee liability release and guarantee amortization income (Note 13)	14	12	44	57
Foreign currency exchange, net	3	(12)	(1)	(17)
Credit loss (provisions) reversals, net (Note 4 and Note 6)	(1)	—	(8)	(35)
Gains (losses), net on marketable securities (Note 4)	(2)	3	(1)	18
Restructuring costs	(3)	(35)	(8)	(51)
Guarantee expense, net (Note 13)	(4)	(7)	(11)	(17)
Contingent consideration liabilities fair value adjustments (Note 13)	(16)	6	17	14
Other, net	1	(2)	(1)	(5)
Other income (loss), net	$24	$(4)	$127	$68

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, and financial performance, and prospective or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance, or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and pace of economic recovery following economic downturns; global supply chain constraints and interruptions, rising costs of construction-related labor and materials, and increases in costs due to inflation or other factors that may not be fully offset by increases in revenues in our business; risks affecting the luxury, resort, and all-inclusive lodging segments; levels of spending in business, leisure, and group segments, as well as consumer confidence; declines in occupancy and average daily rate ("ADR"); limited visibility with respect to future bookings; reduced travel demand to certain destinations; loss of key personnel; domestic and international political and geopolitical conditions, including political or civil unrest or changes in trade policy; the impact of global tariff policies or regulations; economic sanctions or other government restrictions that may limit our ability to conduct business or receive payments; hostilities, or fear of hostilities, including the ongoing military conflict in the Middle East and security-related disruptions in Mexico, as well as terrorist attacks or other acts of violence, that affect travel; travel-related accidents; natural or man-made disasters, weather and climate-related events, such as hurricanes, earthquakes, tsunamis, tornadoes, droughts, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases, or fear of such outbreaks; the impact of government-issued travel advisories, airspace closures, or flight suspensions on international arrivals and hotel bookings in affected regions; our ability to successfully achieve specified levels of operating profits at hotels that have performance tests or guarantees in favor of our third-party owners; the impact of hotel renovations and redevelopments; risks associated with our capital allocation plans, share repurchase program, and dividend payments, including a reduction in, or elimination or suspension of, repurchase activity or dividend payments; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with colleagues and labor unions and changes in labor laws; the financial condition of, and our relationships with, third-party owners, franchisees, and hospitality venture partners; the possible inability of third-party owners, franchisees, or development partners to access the capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and our ability to successfully integrate completed acquisitions with existing operations or realize anticipated synergies; failure to successfully complete proposed transactions, including the failure to satisfy closing conditions or obtain required approvals; our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; declines in the value of our real estate assets; unforeseen terminations of our management and hotel services agreements or franchise agreements; changes in federal, state, local, or foreign tax law; increases in interest rates, wages, and other operating costs; foreign exchange rate fluctuations or currency restructurings; risks associated with the introduction of new brand concepts, including lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, industry consolidation, and the markets where we operate; our ability to successfully grow the World of Hyatt loyalty program and manage the Unlimited Vacation Club paid membership program; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business and licensing businesses and our international operations.

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

	Properties at September 30,				Rooms at September 30,
	2026	2025	Change		2026	2025	Change
System-wide hotels
Managed (1)	579	558	21	3.8%	166,699	162,108	4,591	2.8%
Franchised	832	761	71	9.3%	148,294	137,363	10,931	8.0%
Owned and leased (2)	22	22	—	—%	7,928	7,928	—	—%
Total (3)	1,433	1,341	92	6.9%	322,921	307,399	15,522	5.0%

System-wide all-inclusive resorts
Managed (1)	145	133	12	9.0%	56,072	51,142	4,930	9.6%
Owned and leased	6	23	(17)	(73.9)%	1,224	7,806	(6,582)	(84.3)%
Total	151	156	(5)	(3.2)%	57,296	58,948	(1,652)	(2.8)%

Total system-wide (4)	1,584	1,497	87	5.8%	380,217	366,347	13,870	3.8%

Mr & Mrs Smith (5)	1,256	1,232	24	1.9%	42,581	41,204	1,377	3.3%
Hyatt Vacation Club	22	22	—	—%	1,993	1,997	(4)	(0.2)%
Residential	44	41	3	7.3%	4,919	4,458	461	10.3%

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

During the nine months ended September 30, 2026, we revised our definition of Adjusted EBITDA to no longer include our pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA, and we recast prior-period results to provide comparability. The revised definition is consistent with information provided to our CODM. See "—Key Business Metrics Evaluated by Management" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to Adjusted EBITDA.
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
Overview of Financial Results
Consolidated revenues decreased $43 million, or 2.5%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Owned and leased revenues decreased $158 million, compared to the three months ended September 30, 2025, primarily driven by the sale of the Playa Hotels Portfolio. Distribution revenues decreased by $24 million, compared to the three months ended September 30, 2025, driven by lower booking volumes, in part due to reduced travel demand to certain destinations. Gross fee revenues and revenues for reimbursed costs increased $44 million and $92 million, respectively, primarily driven by higher revenues and improved operating performance at our existing properties as well as growth of our hotel portfolio compared to the three months ended September 30, 2025.
Comparable system-wide hotels Revenue per Available Room ("RevPAR") for the three months ended September 30, 2026 was $154.80, which represented a 7.2% increase compared to the three months ended September 30, 2025 in constant dollars. Comparable system-wide all-inclusive resorts Net Package RevPAR for the three months ended September 30, 2026 was $187.19, which represented a 2.5% decrease compared to the three months ended September 30, 2025 in reported dollars. See "—RevPAR and Net Package RevPAR Statistics" for further discussion.
During the three months ended September 30, 2026, leisure transient and group RevPAR accelerated, driven by performance in the United States throughout the quarter, in part due to the impact of the FIFA World Cup and timing of the Jewish holidays, compared to the three months ended September 30, 2025. Leisure transient RevPAR also benefited from strong performance in Asia Pacific (excluding Greater China) and Europe. At September 30, 2026, group booking pace for October through December 2026 at our comparable full service managed hotels in the United States is up approximately 6% compared to the same period in 2025.
During the three months ended September 30, 2026, we reported $58 million of net income attributable to Hyatt Hotels Corporation, representing a $107 million increase, compared to the three months ended September 30, 2025, primarily driven by increases in net fee revenues, other income (loss), net, and equity earnings (losses) from unconsolidated hospitality ventures as well as a decrease in interest expense. The increase during three months ended September 30, 2026, compared to the three months ended September 30, 2025, was partially offset by an increase in asset impairments. During the three months ended September 30, 2026, Adjusted EBITDA was $295 million, a $17 million increase compared to the three months ended September 30, 2025. See "—Results of Operations" and "—Segment Results" for further discussion.

RevPAR and Net Package RevPAR Statistics

		Three Months Ended September 30,
	Number of comparable hotels (2)	RevPAR		Occupancy			ADR
			vs. 2025					vs. 2025
		2026	(in constant $)	2026	vs. 2025		2026	(in constant $)
Comparable system-wide hotels (1)	1,207	$154.80	7.2%	73.6%	1.1	% pts	$210.36	5.7%
United States	691	$162.46	8.2%	73.4%	1.5	% pts	$221.20	5.9%
Americas (excluding United States)	75	$171.72	9.2%	70.1%	2.7	% pts	$245.04	4.9%
Greater China	171	$94.89	2.1%	74.9%	(0.7)	% pts	$126.61	3.0%
Asia Pacific (excluding Greater China)	128	$151.18	10.8%	75.2%	1.9	% pts	$200.93	8.0%
Europe	101	$239.22	4.3%	77.6%	0.5	% pts	$308.21	3.5%
Middle East & Africa	41	$100.30	(0.7)%	62.1%	(3.5)	% pts	$161.43	4.9%

(1) Consists of hotels that we manage, franchise, own, lease, or provide services to, excluding all-inclusive properties.
(2) During the three months ended September 30, 2026, we removed the following properties from comparable hotels: two properties that left the hotel portfolio, one property that was closed during the period, one property that underwent a large-scale capital project, and one property for which comparable results were not available.

		Nine Months Ended September 30,
	Number of comparable hotels (4)	RevPAR		Occupancy			ADR
			vs. 2025					vs. 2025
		2026	(in constant $)	2026	vs. 2025		2026	(in constant $)
Comparable system-wide hotels (3)	1,207	$151.90	6.3%	71.5%	1.0	% pts	$212.33	4.7%
United States	691	$158.07	6.1%	71.3%	0.8	% pts	$221.81	4.9%
Americas (excluding United States)	75	$190.98	8.3%	70.5%	2.5	% pts	$270.87	4.4%
Greater China	171	$93.61	7.0%	73.1%	2.1	% pts	$128.14	3.9%
Asia Pacific (excluding Greater China)	128	$157.77	10.9%	75.2%	2.9	% pts	$209.71	6.5%
Europe	101	$204.39	5.5%	72.0%	1.7	% pts	$283.74	3.0%
Middle East & Africa	41	$114.96	(10.8)%	58.4%	(8.6)	% pts	$196.89	2.3%

(3) Consists of hotels that we manage, franchise, own, lease, or provide services to, excluding all-inclusive properties.
(4) In addition to the properties removed from comparable hotels during the three months ended September 30, 2026, we also removed the following properties from comparable hotels during the nine months ended September 30, 2026: 13 properties that left the hotel portfolio, three properties that were closed during the period, and three properties that underwent large-scale capital projects.

RevPAR at our comparable system-wide hotels increased during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily driven by strong ADR as well as continued strength in leisure travel in the United States and Asia Pacific (excluding Greater China). RevPAR at our comparable system-wide hotels also benefited from strong group travel in the United States, in part due to the impact of the FIFA World Cup and timing of the Jewish holidays during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2026, the Middle East & Africa was negatively impacted by geopolitical conflict in the Middle East.

		Three Months Ended September 30,
	Number of comparable resorts (3)	Net Package RevPAR		Occupancy			Net Package ADR
			vs. 2025					vs. 2025
		2026	(in reported $)	2026	vs. 2025		2026	(in reported $)
Comparable system-wide all-inclusive resorts (1)	105	$187.19	(2.5)%	69.6%	(4.0)	% pts	$268.87	3.0%
Americas (excluding United States)	64	$169.55	(5.0)%	60.8%	(6.0)	% pts	$279.03	4.4%
Europe (2)	41	$226.95	2.1%	89.6%	0.7	% pts	$253.34	1.3%

(1) Consists of all-inclusive properties that we manage, lease, or provide services to.
(2) Certain resorts operate under a hybrid all-inclusive model, which includes various all-inclusive package options as well as rooms-only options.
(3) During the three months ended September 30, 2026, we removed the following properties from comparable resorts: two properties that left the hotel portfolio, one property that underwent a large-scale capital project, and one property that was closed during the period.

		Nine Months Ended September 30,
	Number of comparable resorts (6)	Net Package RevPAR		Occupancy			Net Package ADR
			vs. 2025					vs. 2025
		2026	(in reported $)	2026	vs. 2025		2026	(in reported $)
Comparable system-wide all-inclusive resorts (4)	105	$219.78	1.6%	74.8%	(2.0)	% pts	$293.81	4.3%
Americas (excluding United States)	64	$232.48	0.7%	71.7%	(2.5)	% pts	$324.20	4.2%
Europe (5)	41	$184.78	4.9%	83.3%	(0.6)	% pts	$221.74	5.6%

(4) Consists of all-inclusive properties that we manage, lease, or provide services to.
(5) Certain resorts operate under a hybrid all-inclusive model, which includes various all-inclusive package options as well as rooms-only options.
(6) In addition to the properties removed from comparable resorts during the three months ended September 30, 2026, we also removed the following properties from comparable resorts during the nine months ended September 30, 2026: three properties that were closed during the period, two properties that underwent large-scale capital projects, and one property for which comparable results were not available.

Net Package RevPAR at our comparable all-inclusive resorts decreased during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the impact of reduced demand for travel to certain destinations in Mexico. Net Package RevPAR at our comparable all-inclusive resorts increased during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, as the impact from reduced demand for travel was more than offset by higher Net Package ADR in the first quarter of 2026.

		Three Months Ended September 30,
	Number of comparable hotels (2)	RevPAR		Occupancy			ADR
			vs. 2025					vs. 2025
		2026	(in constant $)	2026	vs. 2025		2026	(in constant $)
Comparable owned and leased hotels (1)	21	$226.39	6.0%	74.8%	0.6	% pts	$302.85	5.2%

(1) Excludes unconsolidated hospitality ventures and all-inclusive leased properties.
(2) During the three months ended September 30, 2026, we removed one property from comparable hotels for which comparable results were not available.

		Nine Months Ended September 30,
	Number of comparable hotels (4)	RevPAR		Occupancy			ADR
			vs. 2025					vs. 2025
		2026	(in constant $)	2026	vs. 2025		2026	(in constant $)
Comparable owned and leased hotels (3)	21	$220.46	7.7%	73.1%	1.0	% pts	$301.76	6.3%

(3) Excludes unconsolidated hospitality ventures and all-inclusive leased properties.
(4) Except for the property removed from comparable hotels during the three months ended September 30, 2026, no additional properties were removed from comparable hotels during the nine months ended September 30, 2026.

RevPAR at our comparable owned and leased hotels increased during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily driven by strong ADR and continued group and leisure transient demand.
Results of Operations
Three and Nine Months Ended September 30, 2026 Compared with Three and Nine Months Ended September 30, 2025
Consolidated Results
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
Changes in the fair value of marketable securities held in rabbi trusts to fund our deferred compensation plans are driven by the market performance of the underlying invested assets. The changes in fair value were recognized in the following financial statement line items and had no impact on net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues for reimbursed costs	$(2)	$11	$19	$20
General and administrative expenses	9	(22)	(36)	(40)
Owned and leased expenses	—	—	(1)	(1)
Reimbursed costs	2	(11)	(19)	(20)
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	(9)	22	37	41
Impact to net income (loss)	$—	$—	$—	$—

Fee revenues.

	Three Months Ended September 30,
	2026	2025	Better / (Worse)
Base management fees	$117	$107	$10	10.0%
Incentive management fees	65	53	12	21.9%
Franchise and other fees	145	123	22	16.8%
Gross fees	327	283	44	15.2%
Contra revenue	(18)	(34)	16	47.6%
Net fees	$309	$249	$60	23.6%

	Nine Months Ended September 30,
	2026	2025	Better / (Worse)
Base management fees	$368	$334	$34	10.4%
Incentive management fees	215	191	24	12.4%
Franchise and other fees	401	366	35	9.5%
Gross fees	984	891	93	10.4%
Contra revenue	(58)	(69)	11	15.9%
Net fees	$926	$822	$104	12.6%
Base and incentive management fees increased during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily driven by new long-term management agreements with the third-party buyer of the Playa Hotels Portfolio, as well as continued strength in leisure transient demand across Asia Pacific. Base management fees also benefited from strong leisure transient and group demand in the United States. The increase in incentive management fees during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was partially offset by the continued impact of reduced demand for travel to certain destinations in the Americas (excluding United States), as well as the Middle East & Africa due to geopolitical conflict in the Middle East.
Franchise and other fees increased during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily driven by franchise fees due to improved hotel performance in the United States and license fees, which benefited from our co-branded credit card programs and sales of our branded residential units. The increase in franchise fees during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was partially offset by franchise fees recognized in 2025 related to properties that are now subject to long-term management agreements with the third-party buyer of the Playa Hotels Portfolio.
Contra revenue decreased during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily due to accelerated amortization of key money assets and accrued performance cure payments in 2025. The decrease during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was also driven by a payment made to a third-party owner in 2025, partially offset by accelerated amortization of key money assets in 2026.

Owned and leased revenues.

	Three Months Ended September 30,
	2026	2025	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$252	$234	$18	7.7%	$1
Non-comparable owned and leased revenues	19	195	(176)	(90.2)%	—
Owned and leased revenues	$271	$429	$(158)	(36.8)%	$1

	Nine Months Ended September 30,
	2026	2025	Better / (Worse)		Currency Impact
Comparable owned and leased revenues	$715	$657	$58	8.8%	$8
Non-comparable owned and leased revenues	49	295	(246)	(83.5)%	3
Owned and leased revenues	$764	$952	$(188)	(19.8)%	$11
Comparable owned and leased revenues increased during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily driven by strong ADR, as well as group and leisure transient demand.
Non-comparable owned and leased revenues decreased during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, driven by the sale of the Playa Hotels Portfolio and the sale of three Alua properties in the fourth quarter of 2025.
Distribution revenues. During the three and nine months ended September 30, 2026, distribution revenues decreased $24 million and $102 million, respectively, compared to the three and nine months ended September 30, 2025, driven by lower booking volumes, in part due to reduced travel demand to certain destinations in Mexico and Jamaica.
Other revenues. During the three and nine months ended September 30, 2026, other revenues decreased $13 million and $35 million, respectively, compared to the three and nine months ended September 30, 2025, driven by the integration of our co-branded credit card programs into the loyalty program in the fourth quarter of 2025.
Revenues for reimbursed costs.

	Three Months Ended September 30,
	2026	2025	Change
Revenues for reimbursed costs	$995	$903	$92	10.2%
Less: rabbi trust impact (1)	2	(11)	13	121.6%
Revenues for reimbursed costs, excluding rabbi trust impact	$997	$892	$105	11.8%

(1) Amounts offset with the rabbi trust impact in reimbursed costs.

	Nine Months Ended September 30,
	2026	2025	Change
Revenues for reimbursed costs	$2,963	$2,734	$229	8.4%
Less: rabbi trust impact (2)	(19)	(20)	1	5.3%
Revenues for reimbursed costs, excluding rabbi trust impact	$2,944	$2,714	$230	8.5%

(2) Amounts offset with the rabbi trust impact in reimbursed costs.
Revenues for reimbursed costs increased during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily driven by higher reimbursements for payroll and related expenses at managed properties where we are the employer and an increase in reimbursed costs related to system-wide services provided to managed and franchised properties. The higher reimbursements for expenses were due to increased demand at our existing properties and portfolio growth.

General and administrative expenses.

	Three Months Ended September 30,
	2026	2025	Change
General and administrative expenses	$102	$138	$(36)	(26.8)%
Less: rabbi trust impact (1)	9	(22)	31	141.3%
Less: stock-based compensation expense	(11)	(13)	2	11.5%
Adjusted general and administrative expenses (2)	$100	$103	$(3)	(4.1)%

(1) Amounts offset with the rabbi trust impact in net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
(2) See "—Key Business Metrics Evaluated by Management" for further discussion.

	Nine Months Ended September 30,
	2026	2025	Change
General and administrative expenses	$412	$416	$(4)	(1.1)%
Less: rabbi trust impact (3)	(36)	(40)	4	11.9%
Less: stock-based compensation expense	(52)	(54)	2	2.7%
Adjusted general and administrative expenses (4)	$324	$322	$2	0.5%

(3) Amounts offset with the rabbi trust impact in net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
(4) See "—Key Business Metrics Evaluated by Management" for further discussion.
General and administrative expenses decreased during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily due to the market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts and a decrease in stock-based compensation expense. The decrease during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was partially offset by an increase in payroll and related costs, which increased in part due to the Playa Hotels Acquisition.
Owned and leased expenses.

	Three Months Ended September 30,
	2026	2025	Better / (Worse)
Comparable owned and leased expenses	$209	$192	$(17)	(9.0)%
Non-comparable owned and leased expenses	13	154	141	91.4%
Rabbi trust impact (1)	—	—	—	117.3%
Owned and leased expenses	$222	$346	$124	35.9%

(1) Amounts offset with the rabbi trust impact in net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Nine Months Ended September 30,
	2026	2025	Better / (Worse)
Comparable owned and leased expenses	$607	$556	$(51)	(9.1)%
Non-comparable owned and leased expenses	37	229	192	83.7%
Rabbi trust impact (2)	1	1	—	32.6%
Owned and leased expenses	$645	$786	$141	18.0%

(2) Amounts offset with the rabbi trust impact in net gains (losses) and interest income from marketable securities held to fund rabbi trusts.
Comparable owned and leased expenses increased during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily due to increased variable expenses at certain hotels, most notably payroll and related costs.

Non-comparable owned and leased expenses decreased during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, driven by the sale of the Playa Hotels Portfolio and the sale of three Alua properties in the fourth quarter of 2025.
Distribution expenses. During the three and nine months ended September 30, 2026, distribution expenses decreased $20 million and $62 million, compared to the three and nine months ended September 30, 2025, driven by lower booking volumes, in part due to reduced travel demand to certain destinations in Mexico and Jamaica, as well as cost reduction actions.
Other direct costs. During the three and nine months ended September 30, 2026, other direct costs decreased $22 million and $66 million, respectively, compared to the three and nine months ended September 30, 2025, driven by the integration of our co-branded credit card programs into the loyalty program in the fourth quarter of 2025.
Transaction and integration costs. During the three and nine months ended September 30, 2026, transaction and integration costs decreased $17 million and $98 million, respectively, compared to the three and nine months ended September 30, 2025, primarily due to transaction and integration costs incurred in 2025 related to the Playa Hotels Acquisition.
Depreciation and amortization expenses. During the three and nine months ended September 30, 2026, depreciation and amortization expenses decreased $11 million and $24 million, respectively, compared to the three and nine months ended September 30, 2025, primarily driven by lower amortization expense due to certain fully amortized intangible assets and lower depreciation and amortization expenses as a result of the sale of three Alua properties in the fourth quarter of 2025.
Reimbursed costs.

	Three Months Ended September 30,
	2026	2025	Change
Reimbursed costs	$988	$905	$83	9.3%
Less: rabbi trust impact (1)	2	(11)	13	121.6%
Reimbursed costs, excluding rabbi trust impact	$990	$894	$96	10.8%

(1) Amounts offset with the rabbi trust impact in revenues for reimbursed costs.

	Nine Months Ended September 30,
	2026	2025	Change
Reimbursed costs	$2,971	$2,756	$215	7.8%
Less: rabbi trust impact (2)	(19)	(20)	1	5.3%
Reimbursed costs, excluding rabbi trust impact	$2,952	$2,736	$216	7.9%

(2) Amounts offset with the rabbi trust impact in revenues for reimbursed costs.
Reimbursed costs increased during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily driven by increased payroll and related expenses at managed properties where we are the employer and expenses related to system-wide services provided to managed and franchised properties. The higher expenses were due to increased demand at our existing properties and portfolio growth.

Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended September 30,
	2026	2025	Better / (Worse)
Rabbi trust gains (losses) allocated to general and administrative expenses	$(9)	$22	$(31)	(141.3)%
Rabbi trust gains (losses) allocated to owned and leased expenses	—	—	—	(117.3)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$(9)	$22	$(31)	(140.5)%

	Nine Months Ended September 30,
	2026	2025	Better / (Worse)
Rabbi trust gains (losses) allocated to general and administrative expenses	$36	$40	$(4)	(11.9)%
Rabbi trust gains (losses) allocated to owned and leased expenses	1	1	—	(32.6)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$37	$41	$(4)	(12.7)%
Equity earnings (losses) from unconsolidated hospitality ventures.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Better / (Worse)	2026	2025	Better / (Worse)
Hyatt's share of unconsolidated hospitality ventures' net gains (losses) excluding foreign currency	$(2)	$(8)	$6	$(14)	$(8)	$(6)
Impairment charges related to investments in unconsolidated hospitality ventures	(2)	(29)	27	(2)	(36)	34
Distributions from unconsolidated hospitality ventures	1	3	(2)	9	3	6
Other	—	—	—	2	1	1
Equity earnings (losses) from unconsolidated hospitality ventures	$(3)	$(34)	$31	$(5)	$(40)	$35

Interest expense. During the three and nine months ended September 30, 2026, interest expense decreased $25 million and $36 million, respectively, compared to the three and nine months ended September 30, 2025, primarily driven by the repayments of the DDTL Loans and the 2025 Notes, partially offset by issuances of senior notes, all of which occurred in 2025. The decrease during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was also driven by bridge commitment fees related to the Playa Hotels Acquisition. See Part I, Item 1, "Financial Statements—Note 10 to our Condensed Consolidated Financial Statements" for additional information.
Gains (losses) on sales of real estate and other. During the three and nine months ended September 30, 2026, we recognized $6 million and $4 million, respectively, of pre-tax losses related to the sale of the Playa Hotels Portfolio. See Part I, Item 1, "Financial Statements—Note 7 to our Condensed Consolidated Financial Statements" for additional information.

Asset impairments.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Better / (Worse)	2026	2025	Better / (Worse)
Management and hotel services agreement and franchise agreement intangibles	$40	$9	$(31)	$66	$15	$(51)
Brand and other indefinite-lived intangibles	20	—	(20)	20	—	(20)
Property and equipment	3	—	(3)	3	6	3
Operating lease ROU assets	1	—	(1)	1	2	1
Asset impairments	$64	$9	$(55)	$90	$23	$(67)

See Part I, Item 1, "Financial Statements—Note 5 and Note 8 to our Condensed Consolidated Financial Statements" for additional information.
Other income (loss), net. During the three and nine months ended September 30, 2026, other income (loss), net increased $28 million and $59 million, respectively, compared to the three and nine months ended September 30, 2025. See Part I, Item 1, "Financial Statements—Note 19 to our Condensed Consolidated Financial Statements" for additional information.
Provision for income taxes.

	Three Months Ended September 30,
	2026	2025	Change
Income (loss) before income taxes	$79	$(17)	$96	569.5%
Provision for income taxes	(18)	(33)	15	45.0%
Effective tax rate	22.8%	(194.2)%		217.0%

	Nine Months Ended September 30,
	2026	2025	Change
Income before income taxes	$318	$73	$245	338.2%
Provision for income taxes	(107)	(103)	(4)	(4.4)%
Effective tax rate	33.6%	140.9%		(107.3)%
Provision for income taxes decreased during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to a non-cash tax benefit from the release of a valuation allowance on certain foreign deferred tax assets.
The effective tax rate increased during the three months ended September 30, 2026 and decreased during the nine months ended September 30, 2026, compared to the same periods in the prior year, primarily due to increased pre-tax income.
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

Management and franchising segment.

	Three Months Ended September 30,
	2026	2025	Better / (Worse)
Gross fees (1)	$338	$298	$40	12.8%
Other revenues (1)	—	12	(12)	(100.0)%
Segment revenues (2)	$338	$310	$28	8.3%

(1) See "—Results of Operations" for further discussion regarding the increase in gross fee revenues and decrease in other revenues.
(2) Includes $11 million and $14 million of intersegment revenues for the three months ended September 30, 2026 and September 30, 2025, respectively.

	Nine Months Ended September 30,
	2026	2025	Better / (Worse)
Gross fees (3)	$1,014	$926	$88	9.4%
Other revenues (3)	—	34	(34)	(100.0)%
Segment revenues (4)	$1,014	$960	$54	5.5%

(3) See "—Results of Operations" for further discussion regarding the increase in gross fee revenues and decrease in other revenues.
(4) Includes $30 million and $34 million of intersegment revenues for the nine months ended September 30, 2026 and September 30, 2025, respectively.

	Three Months Ended September 30,
	2026	2025	Better / (Worse)
Segment Adjusted EBITDA	$270	$226	$44	19.8%

	Nine Months Ended September 30,
	2026	2025	Better / (Worse)
Segment Adjusted EBITDA	$800	$700	$100	14.3%
Adjusted EBITDA increased during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, driven by increases in gross fee revenues, partially offset by increased general and administrative expenses, primarily due to payroll and related costs, in part due to the Playa Hotels Acquisition. Additionally, the results of our co-branded credit card programs recognized in other revenues and other direct costs prior to the integration into the loyalty program in the fourth quarter of 2025 negatively impacted Adjusted EBITDA during the three and nine months ended September 30, 2025.
Owned and leased segment.

	Three Months Ended September 30,
	2026	2025	Better / (Worse)		Currency Impact
Segment revenues (1), (2)	$276	$436	$(160)	(36.7)%	$1

(1) See "—Results of Operations" for further discussion regarding the decrease in owned and leased revenues.
(2) Includes $5 million and $7 million of intersegment revenues for the three months ended September 30, 2026 and September 30, 2025, respectively.

	Nine Months Ended September 30,
	2026	2025	Better / (Worse)		Currency Impact
Segment revenues (3), (4)	$778	$968	$(190)	(19.7)%	$11

(3) See "—Results of Operations" for further discussion regarding the decrease in owned and leased revenues.
(4) Includes $14 million and $16 million of intersegment revenues for the nine months ended September 30, 2026 and September 30, 2025, respectively.

	Three Months Ended September 30,
	2026	2025	Better / (Worse)
Segment Adjusted EBITDA (1)	$39	$70	$(31)	(44.1)%

(1) See "—Results of Operations" for further discussion regarding the decreases in owned and leased revenues and owned and leased expenses.

	Nine Months Ended September 30,
	2026	2025	Better / (Worse)
Segment Adjusted EBITDA (2)	$89	$132	$(43)	(32.6)%

(2) See "—Results of Operations" for further discussion regarding the decreases in owned and leased revenues and owned and leased expenses.
Distribution segment.

	Three Months Ended September 30,
	2026	2025	Better / (Worse)
Segment revenues (1)	$168	$192	$(24)	(12.9)%

(1) See "—Results of Operations" for further discussion regarding the decrease in distribution revenues.

	Nine Months Ended September 30,
	2026	2025	Better / (Worse)
Segment revenues (2)	$667	$769	$(102)	(13.3)%

(2) See "—Results of Operations" for further discussion regarding the decrease in distribution revenues.

	Three Months Ended September 30,
	2026	2025	Better / (Worse)
Segment Adjusted EBITDA (1)	$17	$21	$(4)	(17.7)%

(1) See "—Results of Operations" for further discussion regarding the decreases in distribution revenues and distribution expenses.

	Nine Months Ended September 30,
	2026	2025	Better / (Worse)
Segment Adjusted EBITDA (2)	$73	$113	$(40)	(35.1)%

(2) See "—Results of Operations" for further discussion regarding the decreases in distribution revenues and distribution expenses.

Key Business Metrics Evaluated by Management
Adjusted Earnings Before Interest Expense, Taxes, Depreciation, and Amortization ("Adjusted EBITDA")
Adjusted EBITDA, which is a non-GAAP measure, is used throughout this Quarterly Report. We define Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus net income (loss) attributable to noncontrolling interests, adjusted to exclude the following items:
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
Adjusted General and Administrative Expenses
Adjusted general and administrative expenses, which is a non-GAAP measure, excludes the impact of deferred compensation plans funded through rabbi trusts and stock-based compensation expense. Adjusted general and administrative expenses assists us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operations, both on a segment and consolidated basis. See "—Results of Operations" for a reconciliation of general and administrative expenses to Adjusted general and administrative expenses.
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

The tables below provide a reconciliation of net income (loss) attributable to Hyatt Hotels Corporation to Adjusted EBITDA:

	Three Months Ended September 30,
	2026	2025	Change
Net income (loss) attributable to Hyatt Hotels Corporation	$58	$(49)	$107	218.2%
Contra revenue	18	34	(16)	(47.6)%
Revenues for reimbursed costs	(995)	(903)	(92)	(10.2)%
Reimbursed costs	988	905	83	9.3%
Stock-based compensation expense (1)	11	14	(3)	(18.7)%
Transaction and integration costs	8	25	(17)	(70.9)%
Depreciation and amortization	72	83	(11)	(12.7)%
Equity (earnings) losses from unconsolidated hospitality ventures	3	34	(31)	(91.7)%
Interest expense	65	90	(25)	(27.5)%
(Gains) losses on sales of real estate and other	6	—	6	NM
Asset impairments	64	9	55	641.7%
Other (income) loss, net	(24)	4	(28)	(762.0)%
Provision for income taxes	18	33	(15)	(45.0)%
Net income (loss) attributable to noncontrolling interests	3	(1)	4	634.9%
Adjusted EBITDA	$295	$278	$17	6.2%

(1) Includes amounts recognized in general and administrative expenses, owned and leased expenses, and distribution expenses; excludes amounts recognized in transaction and integration costs.

	Nine Months Ended September 30,
	2026	2025	Change
Net income (loss) attributable to Hyatt Hotels Corporation	$206	$(32)	$238	738.7%
Contra revenue	58	69	(11)	(15.9)%
Revenues for reimbursed costs	(2,963)	(2,734)	(229)	(8.4)%
Reimbursed costs	2,971	2,756	215	7.8%
Stock-based compensation expense (2)	55	59	(4)	(7.3)%
Transaction and integration costs	32	130	(98)	(75.5)%
Depreciation and amortization	221	245	(24)	(9.7)%
Equity (earnings) losses from unconsolidated hospitality ventures	5	40	(35)	(87.2)%
Interest expense	194	230	(36)	(15.7)%
(Gains) losses on sales of real estate and other	4	2	2	60.3%
Asset impairments	90	23	67	289.3%
Other (income) loss, net	(127)	(68)	(59)	(89.1)%
Provision for income taxes	107	103	4	4.4%
Net income attributable to noncontrolling interests	5	2	3	99.6%
Adjusted EBITDA	$858	$825	$33	3.9%

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
During the three months ended September 30, 2026, we borrowed $150 million on our revolving credit facility. At September 30, 2026, we had $1,842 million of total liquidity, including $495 million of cash, cash equivalents, and short-term investments and $1,347 million of availability under our revolving credit facility, net of letters of credit outstanding.
We believe that our cash position, short-term investments, cash from operations, borrowing capacity under our revolving credit facility, and access to the capital markets will be adequate to meet all of our funding requirements and capital deployment objectives in both the short term and long term.
Sources and Uses of Cash

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by operating activities	$15	$66	$(51)
Net cash used in investing activities	(97)	(1,187)	1,090
Net cash provided by (used in) financing activities	(250)	867	(1,117)
Cash flows from operating activities. During the nine months ended September 30, 2026, cash flows from operating activities decreased, compared to the nine months ended September 30, 2025, primarily due to a required distribution following the retirement of a former executive officer pursuant to the terms of our deferred compensation plan, which was fully funded by investments in marketable securities held in rabbi trusts as discussed below, and an increase in payments for key money assets, partially offset by decreases in cash paid for interest and transaction and integration costs related to the Playa Hotels Acquisition in 2025.
Cash flows from investing activities. During the nine months ended September 30, 2026, cash flows from investing activities increased, compared to the nine months ended September 30, 2025, primarily due to the Playa Hotels Acquisition in 2025, partially offset by a decrease in net proceeds from the sale of marketable securities and short-term investments primarily driven by the sale of the underlying marketable securities held in rabbi trusts to fund the required distribution discussed above.
Cash flows from financing activities. During the nine months ended September 30, 2026, cash flows from financing activities decreased, compared to the nine months ended September 30, 2025, primarily due to proceeds from the DDTL Loans, 2028 Notes, and 2032 Notes, which were used to finance the Playa Hotels Acquisition in 2025, and an increase in repurchases of common stock, partially offset by proceeds from our revolving credit facility in 2026 and the repayments of Playa Hotels' term loan and the 2025 Notes, both in 2025.
Capital Expenditures
We routinely make capital expenditures to enhance our business primarily through renovations at our owned properties, investments in technology, and other capital projects. We have been, and will continue to be, disciplined with respect to our capital spending, taking into account our cash flows from operations.

	Nine Months Ended September 30,
	2026	2025
Total capital expenditures	$67	$143
Less: capital expenditures related to the Playa Hotels Portfolio	—	(35)
Capital expenditures, net of amounts related to the Playa Hotels Portfolio	$67	$108

During the nine months ended September 30, 2026, capital expenditures, net of amounts related to the Playa Hotels Portfolio, decreased, compared to the nine months ended September 30, 2025, primarily driven by lower investments in technology and renovation spend.
Sources of Liquidity
At September 30, 2026, we had $4.4 billion of total debt outstanding, of which $755 million is due in the short term. Interest on our Senior Notes is payable semi-annually. Our total debt, excluding finance lease obligations, unamortized discounts, and unamortized deferred financing fees, had a weighted-average interest rate of 5.3% and a weighted-average maturity of approximately four years. At September 30, 2026, we were in compliance with all applicable covenants under the indenture governing our Senior Notes.
Our revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions. At September 30, 2026, we had $150 million outstanding, and we were in compliance with all applicable covenants under our revolving credit facility.
We issue letters of credit either under our revolving credit facility or directly with financial institutions. At September 30, 2026, we had $111 million in letters of credit issued directly with financial institutions outstanding. These letters of credit mature on various dates through 2027 and had weighted-average fees of approximately 92 basis points.
See Part I, Item 1, "Financial Statements—Note 10 and Note 13 to our Condensed Consolidated Financial Statements" for additional information.
Capital Return to Stockholders
During the three and nine months ended September 30, 2026, we returned $161 million and $336 million, respectively, of capital to our stockholders through $147 million and $294 million of share repurchases, respectively, and $14 million and $42 million of dividend payments, respectively. At September 30, 2026, we had $1,384 million remaining under the share repurchase program. See Part I, Item 1, "Financial Statements—Note 14 to our Condensed Consolidated Financial Statements" for additional information.
Critical Accounting Policies and Estimates
Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures in our condensed consolidated financial statements and accompanying Notes. We have disclosed those estimates that we believe are critical and require complex judgment in their application in our 2025 Form 10-K. At September 30, 2026, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them as previously disclosed in Item 7 to Part II of our 2025 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
At September 30, 2026, there have been no material changes to our market risk previously disclosed in response to Item 7A to Part II of our 2025 Form 10-K.

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
Item 1A. Risk Factors.
At September 30, 2026, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our 2025 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On both May 8, 2024 and May 20, 2026, our board of directors approved an expansion of our share repurchase program. Under each approval, we are authorized to purchase up to an additional $1,000 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an ASR transaction. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time and does not have an expiration date. The following table sets forth information regarding our purchases of shares of our common stock on a settlement date basis, excluding related insignificant expenses, during the three months ended September 30, 2026:

	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the program (in millions)
July 1 to July 31, 2026	91,128	$181.02	91,128	$1,514
August 1 to August 31, 2026	319,030	174.80	319,030	1,458
September 1 to September 30, 2026	456,951	164.12	456,951	1,384
Total	867,109	169.83	867,109

See Part I, Item 1, "Financial Statements—Note 14 to our Condensed Consolidated Financial Statements" for additional information.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of Hyatt Hotels (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-34521) filed with the Securities and Exchange Commission on July 30, 2026)

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 16, 2022)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

HYATT HOTELS CORPORATION

Date:	October 29, 2026	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

HYATT HOTELS CORPORATION

Date:	October 29, 2026	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)